Form 10-Q
period 1995-03-31
TEL OFFSHORE TRUST
filed 1995-05-11
CIK 97148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                           COMMISSION FILE NO. 0-6910

                               TEL OFFSHORE TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TEXAS                                   76-6004064
     (STATE OF INCORPORATION                       (I.R.S. EMPLOYER
         OR ORGANIZATION)                         IDENTIFICATION NO.)

        TEXAS COMMERCE BANK
       NATIONAL ASSOCIATION
     CORPORATE TRUST DIVISION
         712 MAIN STREET
          HOUSTON, TEXAS                                77002
      (ADDRESS OF PRINCIPAL                          (ZIP CODE)
        EXECUTIVE OFFICES)

                                 (713) 216-5712
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO [ ]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     AS OF MAY 5, 1995 -- 4,751,510 UNITS OF BENEFICIAL INTEREST IN TEL OFFSHORE TRUST.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               TEL OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)
                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1995             1994
                                                    -----------     -----------
Royalty income .................................    $   262,469     $ 1,605,518
Interest income ................................          6,150           2,638
                                                    -----------     -----------
                                                        268,619       1,608,156
Increase in Expense Reserve ....................        (80,564)        (66,047)
General and administrative expenses ............       (119,436)       (133,953)
                                                    -----------     -----------
Distributable income ...........................    $    68,619     $ 1,408,156
                                                    ===========     ===========
Distributions per Unit (4,751,510 Units) .......    $   .014441     $   .296359
                                                    ===========     ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                         MARCH 31,  DECEMBER 31,
                                                           1995         1994
                                                        ----------  ------------
                                                        (UNAUDITED)
ASSETS
Cash and short-term investments ....................    $  956,857   $1,069,217
Net overriding royalty interest in producing
   oil and gas properties net of accumulated
   amortization of $26,963,859 and $26,924,180,
   respectively ....................................     1,303,796    1,343,475
                                                        ----------   ----------
Total assets .......................................    $2,260,653   $2,412,692
                                                        ==========   ==========
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders ...............    $   68,619   $  261,543
Reserve for future Trust expenses ..................       888,238      807,674
Commitments and contingencies (Note 6)
Trust corpus (4,751,510 Units of
   beneficial interest authorized and
   outstanding) ....................................     1,303,796    1,343,475
                                                        ----------   ----------
Total liabilities and Trust corpus .................    $2,260,653   $2,412,692
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)
                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                       1995            1994
                                                    -----------    -----------
Trust corpus, beginning of period ................  $ 1,343,475    $ 2,036,295
Distributable income .............................       68,619      1,408,156
Distribution payable to Unit holders .............      (68,619)    (1,408,156)
Amortization of net overriding royalty interest ..      (39,679)      (341,134)
                                                    -----------    -----------
Trust corpus, end of period ......................  $ 1,303,796    $ 1,695,161
                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1 - TRUST ORGANIZATION

     Tenneco Offshore Company, Inc. ("Tenneco Offshore") created the TEL Offshore Trust ("Trust") effective January 1, 1983, pursuant to the Plan of Dissolution ("Plan") approved by Tenneco Offshore's stockholders on December 22, 1982. In accordance with the Plan, the TEL Offshore Trust Partnership ("Partnership") was formed in which the Trust owns a 99.99% interest and Tenneco Oil Company ("Tenneco") initially owned a .01% interest. In general, the Plan was effected by transferring an overriding royalty interest ("Royalty") equivalent to a 25% net profits interest in the oil and gas properties (the "Royalty Properties") of Tenneco Exploration, Ltd. ("Exploration I") located offshore Louisiana to the Partnership and issuing certificates evidencing units of beneficial interest in the Trust ("Units") in liquidation and cancellation of Tenneco Offshore's common stock. On October 31, 1986, Exploration I was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco subject to the Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Royalty to the Partnership ("Conveyance"). The dissolution of Exploration I had no impact on future cash distributions to Unit holders. On November 18, 1988, Chevron U.S.A. Inc. ("Chevron") acquired most of the Gulf of Mexico offshore oil and gas properties of Tenneco, including all the Royalty Properties. As a result of the acquisition, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership. Chevron also assumed Tenneco's obligations under the Conveyance. On October 30, 1992, Pennzoil Company ("Pennzoil") acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by Pennzoil are East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, Pennzoil replaced Chevron as the Working Interest Owner of such properties on October 30, 1992. Pennzoil also assumed Chevron's obligations under the Conveyance with respect to such properties. On December 1, 1994, Texaco Exploration and Production Inc. ("Texaco") acquired one of the Royalty Properties from Chevron. The Royalty Property acquired by Texaco was West Cameron 643. As a result of such acquisition, Texaco replaced Chevron as the Working Interest Owner of such property on December 1, 1994. Texaco also assumed Chevron's obligations under the Conveyance with respect to such property. All of the Royalty Properties continue to be subject to the Royalty, and the Trust and the Partnership continue to operate, in general, as if the above-described sales of the Royalty Properties had not occurred. Unless the context in which such terms are used indicates otherwise, in these Notes the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992 and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994 and with respect to the same properties except West Cameron 643 thereafter; Pennzoil with respect to East Cameron

354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods beginning on or after October 30, 1992; and Texaco with respect to West Cameron 643 for periods beginning on or after December 1, 1994).

NOTE 2 - BASIS OF ACCOUNTING

     The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, "the Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

          The financial statements of the Trust are prepared on the following basis:

          (a) Royalty income is recorded when received by the Corporate Trustee on the last business day of each calendar quarter; and

          (b) Trust general and administrative expenses are recorded when paid, except for the cash reserve for future general and administrative expenses discussed below in Note 5.

     This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the overriding royalty interest, calculated on a unit-of-production basis, is charged directly to Trust corpus since such amount does not affect distributable income.

NOTE 3 - OVERRIDING ROYALTY INTEREST

     The Royalty entitles the Trust to its share (99.99%) of 25% of the net proceeds attributable to the Royalty Properties. The Conveyance provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, "Net Proceeds" means the amounts received by the Working Interest Owners from sales of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing the managing general partner of the Partnership, applicable taxes other than income taxes, and cash escrows for the
                                       -4-

future costs to be incurred to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

NOTE 4 - DISTRIBUTIONS TO UNIT HOLDERS

     Under the terms of the Trust Agreement, the Trust must distribute to the Unit holders all cash receipts applicable to the Royalty, after paying liabilities and providing cash reserves as determined necessary by the Trustees. The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.

NOTE 5 - EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $16,700 has been recovered from the Trust by the Working Interest Owner through the first quarter of 1995, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

     The Working Interest Owners have advised the Trust that, although they believe that they are in general compliance with applicable health, safety and environmental laws and
                                       -5-

regulations that have taken effect at the federal, state and local levels, costs may be incurred to comply with current and proposed environmental legislation which could result in increased operating expenses on the Royalty Properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

     Distributions to Unit holders for the three months ended March 31, 1995 amounted to $68,619 or $.014441 per Unit as compared to $1,408,156 or $.296359 per Unit for the corresponding period in 1994. The decrease in distributable income for the first quarter of 1995 was due primarily to a net deposit of funds into the Special Cost Escrow Account (discussed below) in the first quarter of 1995 compared to the release of funds from the Special Cost Escrow Account in the first quarter of 1994. Gas revenues decreased approximately 11% in the first quarter of 1995 as compared to the first quarter of 1994 primarily due to a decrease in the average price received for natural gas from $2.38 per Mcf in the first quarter of 1994 to $1.81 per Mcf in the first quarter of 1995. This decrease in the average price was partially offset by a 12% increase in gas volumes, which was primarily attributable to a revised volume allocation on the Eugene Island 339 property in the first quarter of 1995. Crude oil revenues decreased approximately 15% in the first quarter of 1995 in comparison to the same period in 1994 due primarily to a 28% decrease in crude oil and condensate volumes from the 1994 first quarter to the 1995 first quarter. This decrease in volumes was primarily attributable to a continued natural production decline as the properties approach the end of their productive lives. The decrease in crude oil and condensate volumes was partially offset by an increase in the average price received from $13.03 per barrel in the first quarter of 1994 to $15.50 per barrel in the first quarter of 1995. The Trust's share of operating expenses decreased by approximately $95,000 in the first quarter of 1995 as compared to the same period in 1994 due primarily to expenses incurred in the first quarter of 1994 in connection with a workover performed on the Eugene Island 339 B-13 well. The Trust's share of capital expenditures increased by approximately $71,000 in the first quarter of 1995 in comparison to the first quarter of 1994 primarily due to expenses incurred in the first quarter of 1995 in connection with the installation of a Supervisory Control and Data Acquisition system on the West Cameron 643 property.

     In the first quarter of 1995, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $59,300. During the first quarter of 1994, there was a release of funds from the Special Cost Escrow Account, the Trust's share of which was $1,182,000. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. (For additional information relating to the Special Cost Escrow see page 9 of this Form 10-Q.)
                                      -6-

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. General and administrative expenses of the Trust were approximately $119,500 in the first quarter of 1995. Accordingly, the Trust's cash reserve was increased by approximately $80,500 in such quarter, bringing the total amount of the Trust's cash reserve at March 31, 1995 to $888,238.

OTHER

     The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of oil and gas produced from the Royalty Properties. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for oil and gas, weather, industrial growth, conservation measures, competition and other variables.

OPERATIONAL REVIEW

THREE MONTHS ENDED MARCH 31, 1995 and 1994

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 gas revenues decreased from $501,447 in the first quarter of 1994 to $201,889 in the first quarter of 1995, primarily due to a significant decrease in gas volumes. Gas volumes decreased from 217,782 Mcf in the first quarter of 1994 to 114,806 Mcf in the first quarter of 1995 due primarily to a continued natural decline in the productive capacity of the property. In addition, there was a decrease in the average natural gas sales price for Ship Shoal 182/183 from $2.33 per Mcf in the first quarter of 1994 to $1.74 per Mcf in the same period of 1995. The majority of the gas from this property is being purchased by Tennessee Gas Pipeline Company ("Tennessee Gas") at a calculated monthly price based on the spot market rate. Crude oil revenues decreased from $1,156,346 in the first quarter of 1994 to $1,120,193 in the first quarter of 1995 due primarily to a 20% decrease in crude oil production. Crude oil production decreased from 88,714 barrels in the first quarter of 1994 to 70,740 barrels in the first quarter of 1995 primarily due to a continued natural production decline. This decrease in production was partially offset by an increase in the average crude oil prices from $13.03 per barrel in the first quarter of 1994 to $15.84 per barrel for the same period in 1995. In addition, the Working Interest Owner has advised the

Trust that approximately 60,000 Mcf have been overtaken by the Working Interest Owner from this property. The Trust's share of this overtake position is approximately 15,000 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance.

     Eugene Island 339 gas revenues increased from $186,715 in the first quarter of 1994 to $410,751 in the first quarter of 1995 due to an increase in gas volumes from 85,661 Mcf in the first quarter of 1994 to 206,750 Mcf for the same period in 1995. The increase in gas volumes was due primarily to a revised volume allocation between purchasers of approximately 45,300 Mcf (11,325 Mcf net to the Trust) on this property in the first quarter of 1995 and a meter statement downward adjustment of approximately 42,000 Mcf (10,500 Mcf net to the Trust) on this property in the first quarter of 1994. The increase in volumes was offset partially by a decrease in the average price received for natural gas from $2.41 per Mcf in the first quarter of 1994 to $1.93 per Mcf in the first quarter of 1995. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 496,000 Mcf on this property. The Trust's share of this overtake position is approximately 124,000 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. The gas from this property is currently committed to Tennessee Gas pursuant to an agreement providing for gas to be purchased at a calculated monthly price based on the spot market rate. Crude oil revenues decreased from $713,104 in the first quarter of 1994 to $473,754 in the first quarter of 1995 due to a 42% decrease in volumes from 55,084 barrels in the first quarter of 1994 to 32,057 barrels in the first quarter of 1995. This decrease in volumes was primarily attributable to the wells being temporarily shut in on this property in connection with rig mobilizing and demobilizing associated with drilling activities of the Operator on non-trust properties. The volume decrease was partially offset by an increase in the average price received for crude oil and condensate from $12.95 per barrel in the first quarter of 1994 to $14.78 per barrel in the first quarter of 1995. Operating expenses decreased from $633,581 in the first quarter of 1994 to $433,362 for the same period in 1995 due primarily to expenses incurred in the first quarter of 1994 in connection with a workover performed on the B-13 well in the fourth quarter of 1993. The Working Interest Owner has advised the Trust that it intends to plug back the B-18 well on this property in late 1995 or early 1996 at an estimated cost of $21,235 net to the Trust. The Working Interest Owner has also advised the Trust that it has purchased a three dimensional seismic survey of this property. The survey is currently being evaluated by the Working Interest Owner.

     West Cameron 643 gas volumes increased from 122,210 Mcf in the first quarter of 1994 to 142,591 Mcf in the same period of 1995 due to increased takes by the Working Interest Owner to make up an undertake imbalance position on this property. The Working Interest Owner has advised the Trust that there is an undertake imbalance position of approximately 7,700 Mcf (1,900 Mcf net to the Trust) on this property. The increase in takes was partially offset by a decrease in the average price received for natural gas from $2.49 per Mcf in the first quarter of 1994 to $1.78 per Mcf in the first quarter of 1995. Capital expenditures increased from $1,340 in the first quarter of 1994 to $241,691 for the same period in 1995 due primarily to a Supervisory Control and Data Acquisition system installation on the property.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

     Based on information provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1994 approximately 66% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimate discussed above is subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1994 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the leases. As provided by the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." Interest generated from the Special Cost Escrow Account serves to reduce the Partnership's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. The Trust released $1,182,000 from the Special Cost Escrow Account in the first quarter of 1994 primarily as a result of a decrease in future estimated Special Costs of the Royalty Properties. This decrease was due in part to a decrease in estimated abandonment costs as a result of technological improvements in abandonment procedures utilized by the Working Interest Owners. In the first quarter of 1995, a net deposit of approximately $59,300 was made into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures on the Royalty Properties. As of March 31, 1995, approximately $2,423,000 remained in the Special

Cost Escrow Account. Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

OVERVIEW OF PRODUCTION, PRICES AND NET PROCEEDS

     The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners, as well as the Working Interest Owners' calculations of the Net Proceeds and the Royalties paid to the Trust during the periods indicated. Net Proceeds due to the Trust are calculated for each three month period commencing on the first day of February, May, August and November.

                                                          ROYALTY PROPERTIES
                                                          THREE MONTHS ENDED
                                                             MARCH 31, (1)
                                                      -------------------------
                                                          1995          1994
                                                      -----------   -----------
Crude oil and condensate (bbls) ....................      104,918       146,465
Natural gas and gas products (Mcf) .................      508,750       454,639
Crude oil and condensate average price, per bbl ....  $     15.50   $     13.03
Natural gas average price, per Mcf (excluding
  gas products) ....................................  $      1.81   $      2.38

Crude oil and condensate revenues ..................  $ 1,626,664   $ 1,908,680
Natural gas and gas products revenues ..............      936,177     1,056,619
Production expenses ................................     (969,461)   (1,248,347)
Capital expenditures ...............................     (306,268)      (22,241)
(Provision for) Refund of escrowed special costs ...     (237,132)    4,728,000
                                                      -----------   -----------
NET PROCEEDS .......................................    1,049,980     6,422,711
Royalty interest ...................................        X 25%         X 25%
                                                      -----------   -----------
Partnership share ..................................      262,495     1,605,678
Trust interest .....................................     X 99.99%      X 99.99%
                                                      -----------   -----------
Trust share ........................................  $   262,469   $ 1,605,518
                                                      ===========   ===========
- - ------------
(1) The amounts for the three months ended March 31, 1995 and 1994 represent actual production for the periods November 1994 through January 1995 and November 1993 through January 1994, respectively.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)
                                                            SEC FILE OR
                                                           REGISTRATION  EXHIBIT
                                                              NUMBER     NUMBER
                                                           ------------  -------
4(a)*   Trust Agreement dated as of January 1, 1983, among
        Tenneco Offshore Company, Inc., Texas Commerce Bank
        National Association, as corporate trustee, and
        Horace C. Bailey, Joseph C. Broadus and F. Arnold
        Daum, as individual trustees (Exhibit 4(a) to Form
        10-K for the year ended December 31, 1992 of TEL
        Offshore Trust)....................................   0-6910      4(a)

4(b)*   Agreement of General Partnership of TEL Offshore
        Trust Partnership between Tenneco Oil Company and
        the TEL Offshore Trust, dated January 1, 1983
        (Exhibit 4(b) to Form 10-K for year ended December
        31, 1992 of TEL Offshore Trust)....................   0-6910      4(b)

4(c)*   Conveyance of Overriding Royalty Interests from
        Exploration I to the Partnership (Exhibit 4(c) to
        Form 10-K for year ended December 31, 1992 of TEL
        Offshore Trust)....................................   0-6910      4(c)

4(d)*   Amendments to TEL Offshore Trust Trust Agreement,
        dated December 7, 1984 (Exhibit 4(d) to Form 10-K
        for year ended December 31, 1992 of TEL Offshore
        Trust).............................................   0-6910      4(d)

4(e)*   Amendment to the Agreement of General Partnership of
        TEL Offshore Trust Partnership, effective as of
        January 1, 1983 (Exhibit 4(e) to Form 10-K for year
        ended December 31, 1992 of TEL Offshore Trust).....   0-6910      4(e)

10(a)*  Purchase Agreement, dated as of December 7, 1984 by
        and between Tenneco Oil Company and Tenneco Offshore
        II Company (Exhibit 10(a) to Form 10-K for year
        ended December 31, 1992, of TEL Offshore Trust)....   0-6910     10(a)

10(b)*  Consent Agreement, dated November 16, 1988, between
        TEL Offshore Trust and Tenneco Oil Company (Exhibit
        10(b) to Form 10-K for year ended December 31, 1988
        of TEL Offshore Trust).............................   0-6910     10(b)

10(c)*  Assignment and Assumption Agreement, dated November
        17, 1988, between Tenneco Oil Company and TOC-Gulf
        of Mexico Inc. (Exhibit 10(c) to Form 10-K for year
        ended December 31, 1988 of TEL Offshore Trust).....   0-6910     10(c)

10(d)*  Gas Purchase and Sales Agreement Effective September
        1, 1993 between Tennessee Gas Pipeline Company and
        Chevron U.S.A. Production Company (Exhibit 10(d) to
        Form 10-K for year ended December 31, 1993 of TEL
        Offshore Trust)....................................   0-6910     10(d)

27(a)   Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            TEL OFFSHORE TRUST

                                            By  /s/ TEXAS COMMERCE BANK
                                                    NATIONAL ASSOCIATION
                                                 --------------------------
                                                    Corporate Trustee

                                            By  /s/ MIKE ULRICH
                                                 --------------------------
                                                    Mike Ulrich
                                                    Vice President
                                                    and Trust Officer
Date:  May 11, 1995

     The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.