Form 10-Q
period 1995-06-30
TEL OFFSHORE TRUST
filed 1995-08-10
CIK 97148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

     AS OF AUGUST 1, 1995 - 4,751,510 UNITS OF BENEFICIAL INTEREST IN TEL OFFSHORE TRUST.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               TEL OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                               --------------------------    --------------------------
                                                   1995           1994           1995           1994
                                               -----------    -----------    -----------    -----------
Royalty income .............................   $   377,894    $   677,359    $   640,363    $ 2,282,877
Interest income ............................         7,554          3,371         13,704          6,009
                                               -----------    -----------    -----------    -----------
                                                   385,448        680,730        654,067      2,288,886
Increase in expense reserve ................       (80,792)       (71,064)      (161,356)      (137,111)
General and administrative expense .........      (119,208)      (128,936)      (238,644)      (262,889)
                                               -----------    -----------    -----------    -----------
Distributable income .......................   $   185,448    $   480,730    $   254,067    $ 1,888,886
                                               ===========    ===========    ===========    ===========
Distributions per Unit
   (4,751,510 Units) .....................     $   .039029    $   .101174    $   .053470    $   .397533
                                               ===========    ===========    ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                                     JUNE 30,           DECEMBER 31,
                                                                                                      1995                  1994
                                                                                                   ----------           ------------
                                                                                                   (UNAUDITED)
ASSETS
Cash and cash equivalents ............................................................             $1,154,478             $1,069,217
Net overriding royalty interest in producing oil and gas
  properties net of accumulated amortization of
  $27,035,298 and $26,924,180, respectively ..........................................              1,232,357              1,343,475
                                                                                                   ----------             ----------
Total assets .........................................................................             $2,386,835             $2,412,692
                                                                                                   ==========             ==========
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders .................................................             $  185,448             $  261,543
Reserve for future Trust expenses ....................................................                969,030                807,674
Commitments and contingencies (Note 6)
Trust corpus (4,751,510 Units of beneficial interest
  authorized and outstanding) ........................................................              1,232,357              1,343,475
                                                                                                   ----------             ----------
Total liabilities and Trust corpus ...................................................             $2,386,835             $2,412,692
                                                                                                   ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                      JUNE 30,                                   JUNE 30,
                                                         --------------------------------          --------------------------------
                                                             1995                 1994                 1995                 1994
                                                         -----------          -----------          -----------          -----------
Trust corpus,
    beginning of period ........................         $ 1,303,796          $ 1,695,161          $ 1,343,475          $ 2,036,295
Distributable income ...........................             185,448              480,730              254,067            1,888,886
Distributions to Unit holders ..................            (185,448)            (480,730)            (254,067)          (1,888,886)
Amortization of net overriding
    royalty interest ...........................             (71,439)            (132,373)            (111,118)            (473,507)
                                                         -----------          -----------          -----------          -----------
Trust corpus, end of period ....................         $ 1,232,357          $ 1,562,788          $ 1,232,357          $ 1,562,788
                                                         ===========          ===========          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                      -2-
                               TEL OFFSHORE TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - TRUST ORGANIZATION

          Tenneco Offshore Company, Inc. ("Tenneco Offshore") created the TEL Offshore Trust ("Trust") effective January 1, 1983, pursuant to the Plan of Dissolution ("Plan") approved by Tenneco Offshore's stockholders on December 22, 1982. In accordance with the Plan, the TEL Offshore Trust Partnership ("Partnership") was formed in which the Trust owns a 99.99% interest and Tenneco Oil Company ("Tenneco") initially owned a .01% interest. In general, the Plan was effected by transferring an overriding royalty interest ("Royalty") equivalent to a 25% net profits interest in the oil and gas properties (the "Royalty Properties") of Tenneco Exploration, Ltd. ("Exploration I") located offshore Louisiana to the Partnership and issuing certificates evidencing units of beneficial interest in the Trust ("Units") in liquidation and cancellation of Tenneco Offshore's common stock. On October 31, 1986, Exploration I was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco subject to the Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Royalty to the Partnership ("Conveyance"). The dissolution of Exploration I had no impact on future cash distributions to Unit holders. On November 18, 1988, Chevron U.S.A. Inc. ("Chevron") acquired most of the Gulf of Mexico offshore oil and gas properties of Tenneco, including all the Royalty Properties. As a result of the acquisition, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership. Chevron also assumed Tenneco's obligations under the Conveyance. On October 30, 1992, Pennzoil Company ("Pennzoil") acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by Pennzoil are East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, Pennzoil replaced Chevron as the Working Interest Owner of such properties on October 30, 1992. Pennzoil also assumed Chevron's obligations under the Conveyance with respect to such properties. On December 1, 1994, Texaco Exploration and Production Inc. ("Texaco") acquired one of the Royalty Properties from Chevron. The Royalty Property acquired by Texaco is West Cameron 643. As a result of such acquisition, Texaco replaced Chevron as the Working Interest Owner of such property on December 1, 1994. Texaco also assumed Chevron's obligations under the Conveyance with respect to such property. All of the Royalty Properties continue to be subject to the Royalty, and the Trust and the Partnership continue to operate, in general, as if the above-described sales of the Royalty Properties had not occurred. Unless the context in which such terms are used indicates otherwise, in these Notes the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992 and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994 and with respect to the same properties except West Cameron 643 thereafter; Pennzoil with respect to

East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods beginning on or after October 30, 1992; and Texaco with respect to West Cameron 643 for periods beginning on or after December 1, 1994).

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

          Cash and cash equivalents include all highly liquid short term investments with original maturities of three months or less.

NOTE 3 - OVERRIDING ROYALTY INTEREST

          The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, "Net Proceeds" means the amounts received by the Working

Interest Owners from sales of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing the managing general partner of the Partnership, applicable taxes other than income taxes, and cash escrows for the future costs to be incurred to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

          During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $88,000 has been recovered from the Trust by the Working Interest Owner through the second quarter of 1995, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

          The Working Interest Owners have advised the Trust that, although they believe that they are in general compliance with applicable health, safety and environmental laws and regulations that have taken effect at the federal, state and local levels, costs may be incurred to comply with current and proposed environmental legislation which could result in increased operating expenses on the Royalty Properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

          Distributions to Unit holders for the three months ended June 30, 1995 amounted to $185,448 or $.039029 per Unit as compared to $480,730 or $.101174 per Unit for the same period in 1994. The decrease in distributable income for the second quarter of 1995 was primarily due to a net deposit of funds into the Special Cost Escrow Account (discussed below) in the second quarter of 1995 compared to a net release of funds from the Special Cost Escrow Account in the second quarter of 1994. Gas revenues decreased approximately 46% in the second quarter of 1995 as compared to the second quarter of 1994 primarily due to a 25% decrease in gas volumes. This decrease in gas volumes was primarily attributable to the C-10 well being watered out and the C-4 well being sanded in on the Ship Shoal 182/183 property throughout the second quarter of 1995 and a continued natural production decline as the Royalty Properties approach the end of their productive lives. In addition, there was a 32% decrease in the average price received for natural gas from $2.28 per Mcf in the second quarter of 1994 to $1.55 per Mcf in the second quarter of 1995. Crude oil revenues increased approximately 13% in the second quarter of 1995 in comparison to the same period in 1994 primarily due to a 31% increase in the average price received from $12.75 per barrel in the second quarter of 1994 to $16.66 per barrel in the second quarter of 1995. This increase in the average price was partially offset by a 14% decrease in crude oil and condensate volumes from the 1994 second quarter to the 1995 second quarter. This decrease in crude oil and condensate volumes was primarily attributable to a continued natural production decline as the properties approach the end of their productive lives. The Trust's share of operating expenses decreased by approximately $103,000 in the second quarter of 1995 as compared to the same period in 1994 due primarily to expenses incurred in the second quarter of 1994 in connection with workovers performed on four wells on the West Cameron 643 property.

          In the second quarter of 1995, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $37,931, which decreased distributable income for the period. During the second quarter of 1994, there was a net release of funds from the Special Cost Escrow Account, the Trust's share of which was approximately $196,135. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. (For additional information relating to the Special Cost Escrow see page 11 of this Form 10-Q.)

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

          Distributions to Unit holders for the six months ended June 30, 1995 amounted to $254,067 or $.053470 per Unit as compared with $1,888,886 or $.397533 per Unit for the same period in 1994. The decrease in distributable income for the first six months of 1995 was primarily due to a net deposit of funds into the Special Cost Escrow Account (discussed below) in the first six months of 1995 compared to a net release of funds from the Special Cost Escrow Account for the same period in 1994. Gas revenues decreased approximately 32% in the first six months of 1995 as compared to the first six months of 1994 primarily due to a 28% decrease in the average price received for natural gas from $2.32 per Mcf in the first six months of 1994 to $1.68 per Mcf in the first six months of 1995. In addition, there was a 10% decrease in gas volumes. This decrease in gas volumes was primarily attributable to the C-10 well being watered out and the C-4 well being sanded in on the Ship Shoal 182/183 property throughout the second quarter of 1995 and a continued natural production decline as the Royalty Properties approach the end of their productive lives. A 21% decrease in crude oil and condensate volumes from the first six months of 1994 to the first six months of 1995 offset by a 25% increase in the average price received from $12.89 per barrel in the first six months of 1994 to $16.12 per barrel in the first six months of 1995 resulted in a 1% decrease in crude oil revenues for the first six months of 1995 compared to the first six months of 1994. The decrease in crude oil and condensate volumes was primarily attributable to a continued natural production decline as the Royalty Properties approach the end of their productive lives. The Trust's share of operating expenses decreased by approximately $198,000 in the first six months of 1995 as compared to the same period in 1994 due primarily to expenses incurred in the first six months of 1994 in connection with a workover performed on the B-13 well on the Eugene Island 339 property and workovers performed on four wells on the West Cameron 643 property. The Trust's share of capital expenditures increased by approximately $76,000 in the first six months of 1995 in comparison to the first six months of 1994 primarily due to expenses incurred in the first quarter of 1995 in connection with the installation of a Supervisory Control and Data Acquisition system on the West Cameron 643 property.

          In the first six months of 1995 there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $97,224, which decreased distributable income for the period. During the first six months of 1994, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,378,135. (For additional information relating to the Special Cost Escrow see page 11 of this Form 10-Q.)

RESERVE FOR FUTURE TRUST EXPENSES

          In accordance with the provisions of the Trust Agreement, all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, generally are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. General and administrative expenses of the Trust were approximately $119,200 in the second quarter of 1995. Accordingly, the Trust's cash reserve was increased by approximately $80,800 in such quarter, bringing the total amount of the Trust's cash reserve at June 30, 1995 to approximately $969,000.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

          VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

          Ship Shoal 182/183 gas revenues decreased from $427,381 in the second quarter of 1994 to $32,245 in the second quarter of 1995, primarily due to a large decrease in gas volumes. Gas volumes decreased from 185,397 Mcf in the second quarter of 1994 to 18,777 Mcf in the second quarter of 1995 due primarily to the C-10 well being watered out and the C-4 well being sanded in throughout the second quarter of 1995. The Working Interest Owner has advised the Trust that the C-10 well resumed production in May 1995 and that it cannot predict at this time when production will resume on the C-4 well. In addition, there was a decrease in the average natural gas sales price for Ship Shoal 182/183 from $2.33 per Mcf in the second quarter of 1994 to $1.72 per Mcf in the same period of 1995. The majority of the gas from this property is being purchased by Tennessee Gas Pipeline Company ("Tennessee Gas") pursuant to an agreement providing for gas to be purchased at a calculated monthly price based on the spot market rate. A 22% decrease in crude oil production from 78,616 barrels in the second quarter of 1994 to 60,950 barrels in the second quarter of 1995 and a 31% increase in average crude oil prices from $12.78 per barrel in the second quarter of 1994 to $16.73 per barrel for the same period in 1995 resulted in a 2% increase in crude oil revenues from $1,004,506 in the second quarter of 1994 to $1,019,818 in the second quarter of 1995. The decrease in crude oil production was primarily due to a continued natural production decline. The Working Interest Owner has advised the Trust that approximately 60,000 Mcf has been overtaken by the Working Interest Owner from this property. The Trust's share of this overtake position is approximately 15,000 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses increased from $279,325 in the second quarter of 1994 to $325,601 in the second quarter of 1995 due primarily to workovers performed on the C-9 and C-12 wells in the second quarter of 1995.

          Eugene Island 339 gas revenues decreased 32% from $439,978 in the second quarter of 1994 to $299,836 in the second quarter of 1995 due primarily to a decrease in the average price received for natural gas from $2.43 per Mcf in the second quarter of 1994 to $1.62 per Mcf in the second quarter of 1995. In addition, there was a 6% decrease in gas volumes from 185,426 Mcf in the second quarter of 1994 to 174,532 Mcf in the second quarter of 1995. The decrease in gas volumes was primarily due to a continued natural decline in the productive capacity of the property. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 508,000 Mcf on this property. The Trust's share of this overtake position is approximately 127,000 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. The gas from this property is currently committed to Tennessee Gas pursuant to an agreement providing for gas to be purchased at a calculated monthly price based on the spot market rate. Crude oil revenues increased from $753,999 in the second quarter of 1994 to $974,938 in the second quarter of 1995 due primarily to an increase in the average price received for crude oil and condensate from $12.66 per barrel in the second quarter of 1994 to $16.59 per barrel in the second quarter of 1995. The price increase was slightly offset by a 1% decrease in volumes from 59,536 barrels in the second quarter of 1994 to 58,769 barrels for the same period in 1995. Operating expenses decreased from $673,131 in the second quarter of 1994 to $413,234 in the second quarter of 1995 due primarily to expenses incurred in the second quarter of 1994 in connection with the well workover on the B-13 well completed in the second quarter of 1994. The Working Interest Owner has advised the Trust that it intends to plug back the B-18 well on this property in late 1995 or early 1996 at an estimated cost of $21,235 net to the Trust. The Working Interest Owner has also advised the Trust that it has purchased a three dimensional seismic survey of this property. The survey is currently being evaluated by the Working Interest Owner.

          West Cameron 643 gas revenues decreased 66% from $476,013 in the second quarter of 1994 to $161,104 in the second quarter of 1995, primarily due to a decrease in gas volumes. Gas volumes decreased from 227,024 Mcf in the second quarter of 1994 to 110,177 Mcf in the same period of 1995 primarily due to decreased takes and a continued natural production decline. The decrease in takes by the Working Interest Owner was primarily due to a decrease in the average price received for natural gas from $2.10 per Mcf in the second quarter of 1994 to $1.46 per Mcf in the second quarter of 1995. The Working Interest Owner has advised the Trust that there is an undertake imbalance position of approximately 3,200 Mcf (800 Mcf net to the Trust) on this property. Operating expenses decreased from $196,366 in the second quarter of 1994 to $43,042 in the second quarter of 1995 due primarily to expenses incurred in the second quarter of 1994 in connection with workovers on the A-1, A-2, A-4 and A-7 wells. In addition, the Working Interest Owner has advised the Trust that it intends to drill a development well on this property in the third quarter of 1995.

          The Working Interest Owner on Eugene Island 348 resumed taking gas in the second quarter of 1995. The Working Interest Owner had eliminated gas takes beginning the first quarter of 1992 and continuing through the first quarter of 1995 in connection with a previous overtake imbalance position that was settled by the Working Interest Owner in 1994 (see Note 6 in the Notes to Financial Statements elsewhere herein). The Working Interest Owner, has advised the Trust that there is a new overtake imbalance position of approximately 58,000 Mcf on this property. The Trust's share of this new overtake position is approximately 14,500 Mcf. Accordingly, gas revenues attributable to the Royalty on this property may be reduced in future periods while underproduced parties recoup their share of this gas imbalance. In addition, the Working Interest Owner has advised the Trust that it intends to drill a development well on this property in the fourth quarter of 1995. The cost of such drilling is expected to be approximately $1,184,000 ($296,000 net to the Trust).

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

          VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

          Ship Shoal 182/183 gas revenues decreased from $928,828 in the first six months of 1994 to $234,134 in the first six months of 1995, primarily due to a large decrease in gas volumes. Gas volumes decreased from 403,179 Mcf in the first six months of 1994 to 133,583 Mcf in the first six months of 1995 due primarily to the C-10 well being watered out and the C-4 well being sanded in throughout the second quarter of 1995. In addition, there was a decrease in the average natural gas sales price for Ship Shoal 182/183 from $2.33 per Mcf in the first six months of 1994 to $1.74 per Mcf in the same period of 1995. A 21% decrease in crude oil production from 167,330 barrels in the first six months of 1994 to 131,690 barrels in the first six months of 1995 and a 26% increase in average crude oil prices from $12.91 per barrel in the first six months of 1994 to $16.25 per barrel for the same period in 1995 resulted in a 1% decrease in crude oil revenues from $2,160,852 in the first six months of 1994 to $2,140,011 in the first six months of 1995. The decrease in crude oil production was primarily due to a continued natural production decline.

          Eugene Island 339 gas revenues increased from $626,693 in the first six months of 1994 to $710,587 in the first six months of 1995 due to an increase in gas volumes from 271,087 Mcf in the first six months of 1994 to 381,282 Mcf for the same period in 1995. The increase in gas volumes was due primarily to a revised volume allocation between purchasers of approximately 45,300 Mcf (11,325 Mcf net to the Trust) on this property in the first quarter of 1995 and a meter statement downward adjustment of approximately 42,000 Mcf (10,500 Mcf net to the Trust) on this property in the first quarter of 1994. The increase in volumes was offset partially by a decrease in the average price received for natural gas from $2.43 per Mcf in the first six months of 1994 to $1.79 per Mcf in the first six months of 1995. Crude oil revenues decreased from $1,467,103 in the first six months of 1994 to $1,448,692 in the first six months of 1995 due in part to a 21% decrease in volumes from 114,620 barrels in the first six months of 1994 to 90,826 barrels for the same period in 1995. This decrease in volumes was primarily attributable to the wells being temporarily shut in on this property in the first quarter of 1995 in connection with rig mobilizing and demobilizing associated with drilling activities of the operator on non-trust properties. This decrease in volumes was partially offset by an increase in the average price received for crude oil and condensate from $12.80 per barrel in the first six months of 1994 to $15.95 per barrel in the first six months of 1995. Operating expenses decreased from $1,306,712 in the first six months of 1994 to $846,596 in the first six months of 1995 due primarily to expenses incurred in the second quarter of 1994 in connection with the well workover on the B-13 well.

          West Cameron 643 gas revenues decreased 47% from $780,447 in the first six months of 1994 to $414,586 in the first six months of 1995, primarily due to a decrease in gas volumes. Gas volumes decreased from 349,234 Mcf in the first six months of 1994 to 252,768 Mcf in the same period of 1995 primarily due to decreased takes and a continued natural production decline. The decrease in takes by the Working Interest Owner was primarily due to a decrease in the average price received for natural gas from $2.23 per Mcf in the first six months of 1994 to $1.64 per Mcf in the first six months of 1995. Operating expenses decreased from $355,385 in the first six months of 1994 to $166,087 for the same period in 1995 due primarily to expenses incurred in the second quarter of 1994 in connection with workovers on the A-1, A-2, A-4 and A-7 wells. Capital expenditures increased from $9,323 in the first six months of 1994 to $244,497 in the first six months of 1995 due primarily to a Supervisory Control and Data Acquisition system installation on the property in the first quarter of 1995.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

          Based on information provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1994 approximately 66% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimate discussed above is subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of any future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1994 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW

          The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the leases. As provided by the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." Interest generated from the Special Cost Escrow Account serves to reduce the Partnership's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1994, there was a net release of funds from the Special Cost Escrow Account in the amount of $1,378,135. The release was primarily a result of a decrease in future estimated Special Costs of the Royalty Properties due in part to a decrease in estimated abandonment costs as a result of technological improvements in abandonment procedures utilized by the Working Interest Owners and fewer capital projects planned in the future. In the first six months of 1995, a net deposit of approximately $97,200 was made into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures on the Royalty Properties. As of June 30, 1995, approximately $2,461,700 remained in the Special Cost Escrow Account. Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

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

                                                         ROYALTY PROPERTIES
                                                         THREE MONTHS ENDED
                                                             JUNE 30,(1)
                                                      -------------------------
                                                          1995          1994
                                                      -----------   -----------
Crude oil and condensate (bbls) ....................      121,694       140,772
Natural gas and gas products (Mcf) .................      490,437       653,295
Crude oil and condensate average price, per bbl ....  $     16.66   $     12.75
Natural gas average price, per Mcf
  (excluding gas products) .........................  $      1.55   $      2.28

Crude oil and condensate revenues ..................  $ 2,027,148   $ 1,794,711
Natural gas and gas products revenues ..............      790,811     1,473,044
Production expenses ................................   (1,130,162)   (1,336,460)
Capital expenditures ...............................      (24,345)       (6,126)
(Provision for) Refund of escrowed special costs ...     (151,724)      784,540
                                                      -----------   -----------
NET PROCEEDS .......................................    1,511,728     2,709,709
Royalty interest ...................................        x 25%         x 25%
                                                      -----------   -----------
Partnership share ..................................      377,932       677,427
Trust interest .....................................     x 99.99%      x 99.99%
                                                      -----------   -----------
Trust share ........................................  $   377,894   $   677,359
                                                      ===========   ===========
------------
(1) The amounts for the three months ended June 30, 1995 and 1994 represent actual production for the periods February 1995 through April 1995 and February 1994 through April 1994, respectively.

                                                          ROYALTY PROPERTIES
                                                           SIX MONTHS ENDED
                                                              JUNE 30,(1)
                                                      -------------------------
                                                          1995          1994
                                                      -----------   -----------
Crude oil and condensate (bbls) ....................      226,612       287,237
Natural gas and gas products (Mcf) .................      999,187     1,107,934
Crude oil and condensate average price, per bbl ....  $     16.12   $     12.89
Natural gas average price, per Mcf
  (excluding gas products) .........................  $      1.68   $      2.32

Crude oil and condensate revenues ..................  $ 3,653,812   $ 3,703,391
Natural gas and gas products revenues ..............    1,726,988     2,529,663
Production expenses ................................   (2,099,623)   (2,584,807)
Capital expenditures ...............................     (330,613)      (28,367)
(Provision for) Refund of escrowed special costs ...     (388,856)    5,512,540
                                                      -----------   -----------
NET PROCEEDS .......................................    2,561,708     9,132,420
Royalty interest ...................................        x 25%         x 25%
                                                      -----------   -----------
Partnership share ..................................      640,427     2,283,105
Trust interest .....................................     x 99.99%      x 99.99%
                                                      -----------   -----------
Trust share ........................................  $   640,363   $ 2,282,877
                                                      ===========   ===========

(1) The amounts for the six months ended June 30, 1995 and 1994 represent actual production for the periods November 1994 through April 1995 and November 1993 through April 1994, respectively.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)       EXHIBITS

          (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                     SEC FILE OR
                                                    REGISTRATION     EXHIBIT
                                                       NUMBER         NUMBER
                                                    ------------     -------
 4(a)*    Trust Agreement dated as of January 1,
          1983, among Tenneco Offshore Company,
          Inc., Texas Commerce Bank National
          Association, as corporate trustee, and
          Horace C. Bailey, Joseph C.
          Broadus and F. Arnold Daum, as
          individual trustees (Exhibit 4(a) to
          Form 10-K for the year ended December
          31, 1992 of TEL Offshore Trust) .........    0-6910          4(a)

 4(b)*    Agreement of General Partnership of TEL
          Offshore Trust Partnership between
          Tenneco Oil Company and the TEL
          Offshore Trust, dated January 1,
          1983 (Exhibit 4(b) to Form 10-K for
          year ended December 31, 1992 of TEL
          Offshore Trust) .........................    0-6910          4(b)

 4(c)*    Conveyance of Overriding Royalty
          Interests from Exploration I to the
          Partnership (Exhibit 4(c) to
          Form 10-K for year ended December 31,
          1992 of TEL Offshore Trust) .............    0-6910          4(c)

 4(d)*    Amendments to TEL Offshore Trust Trust
          Agreement, dated December 7, 1984
          (Exhibit 4(d) to Form 10-K for
          year ended December 31, 1992 of TEL
          Offshore Trust) .........................    0-6910          4(d)

 4(e)*    Amendment to the Agreement of General
          Partnership of TEL Offshore Trust
          Partnership, effective as of
          January 1, 1983 (Exhibit 4(e) to
          Form 10-K for year ended December 31,
          1992 of TEL Offshore Trust) .............    0-6910          4(e)

10(a)*    Purchase Agreement, dated as of
          December 7, 1984 by and between Tenneco
          Oil Company and Tenneco Offshore II
          Company (Exhibit 10(a) to Form 10-K
          for year ended December 31,
          1992 of TEL Offshore Trust) .............    0-6910         10(a)

10(b)*    Consent Agreement, dated November 16,
          1988, between TEL Offshore Trust
          and Tenneco Oil Company
          (Exhibit 10(b) to Form 10-K for year
          ended December 31, 1988 of TEL Offshore
          Trust) ..................................    0-6910         10(b)

10(c)*    Assignment and Assumption Agreement,
          dated November 17, 1988, between
          Tenneco Oil Company and TOC-
          Gulf of Mexico Inc. (Exhibit
          10(c) to Form 10-K for year ended
          December 31, 1988 of TEL Offshore
          Trust) ..................................    0-6910         10(c)

10(d)*    Gas Purchase and Sales Agreement
          Effective September 1, 1993 between
          Tennessee Gas Pipeline Company and
          Chevron U.S.A. Production Company
          (Exhibit 10(d) to Form 10-K for
          year ended December 31, 1993 of TEL
          Offshore Trust) .........................    0-6910         10(d)

27(a)     Financial Data Schedule

(B)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TEL OFFSHORE TRUST

                                      By   Texas Commerce Bank
                                           National Association
                                           Corporate Trustee

                                      By   /s/ MIKE ULRICH
                                               Mike Ulrich
                                               Vice President
                                               and Trust Officer

Date: August 10, 1995

          The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.