Form 10-Q
period 1995-09-30
TEL OFFSHORE TRUST
filed 1995-11-14
CIK 97148

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                    quarterly period ended September 30, 1995

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

     As of November 8, 1995 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

-------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
                               TEL OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (Unaudited)

                                       Three Months Ended            Nine Months Ended
                                          September 30,               September 30,
                                     ------------------------    --------------------------
                                        1995         1994           1995           1994
                                     ---------    -----------    -----------    -----------
Royalty income ...................   $ 468,689    $   696,241    $ 1,109,052    $ 2,979,118
Interest income ..................       8,406          4,153         22,110         10,162
                                     ---------    -----------    -----------    -----------
                                       477,095        700,394      1,131,162      2,989,280

Increase in expense reserve ......    (128,169)      (100,628)      (289,525)      (237,739)
General and administrative expense     (71,831)       (99,372)      (310,475)      (362,261)
                                     ---------    -----------    -----------    -----------
Distributable income .............   $ 277,095    $   500,394    $   531,162    $ 2,389,280
                                     =========    ===========    ===========    ===========
Distributions per Unit
     (4,751,510 Units) ...........   $ .058317    $   .105312    $   .111787    $   .502845
                                     =========    ===========    ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     September 30,  December 31,
                                                                         1995          1994
                                                                      ----------    ----------
                                                                     (Unaudited)
ASSETS
Cash and short-term investments ..................................    $1,374,294    $1,069,217
Net overriding royalty interests in oil and gas properties (net of accumulated amortization of $27,136,316 and $26,924,180,
     respectively) ...............................................     1,131,339     1,343,475
                                                                      ----------    ----------
Total assets .....................................................    $2,505,633    $2,412,692
                                                                      ==========    ==========

LIABILITIES AND TRUST CORPUS
Distributions payable to Unit holders ............................    $  277,095    $  261,543
Reserve for future Trust expenses ................................     1,097,199       807,674
Commitments and contingencies (Note 6)
Trust corpus (4,751,510 Units of beneficial interest authorized
     and outstanding) ............................................     1,131,339     1,343,475
                                                                      ----------    ----------
Total liabilities and Trust corpus ...............................    $2,505,633    $2,412,692
                                                                      ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                       -1-

                               TEL OFFSHORE TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (Unaudited)

                                                               Three Months Ended                         Nine Months Ended
                                                                   September 30,                             September 30,
                                                         --------------------------------          --------------------------------
                                                            1995                 1994                 1995                 1994
                                                         -----------          -----------          -----------          -----------
Trust corpus, beginning of period ..............         $ 1,232,357          $ 1,562,788          $ 1,343,475          $ 2,036,295
Distributable income ...........................             277,095              500,394              531,162            2,389,280
Distributions to Unit holders ..................            (277,095)            (500,394)            (531,162)          (2,389,280)
Amortization of net overriding
     royalty interest ..........................            (101,018)            (127,621)            (212,136)            (601,128)
                                                         -----------          -----------          -----------          -----------
Trust corpus, end of period ....................         $ 1,131,339          $ 1,435,167          $ 1,131,339          $ 1,435,167
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

                                       -2-

                               TEL OFFSHORE TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - TRUST ORGANIZATION

                  Tenneco Offshore Company, Inc. ("Tenneco Offshore") created the TEL Offshore Trust ("Trust") effective January 1, 1983, pursuant to the Plan of Dissolution ("Plan") approved by Tenneco Offshore's stockholders on December 22, 1982. In accordance with the Plan, the TEL Offshore Trust Partnership ("Partnership") was formed in which the Trust owns a 99.99% interest and Tenneco Oil Company ("Tenneco") owned a .01% interest. In general, the Plan was effected by transferring an overriding royalty interest ("Royalty"), equivalent to a 25% net profits interest in the oil and gas properties (the "Royalty Properties") of Tenneco Exploration, Ltd. ("Exploration I") located offshore Louisiana to the Partnership and issuing certificates evidencing units of beneficial interest in the Trust ("Units") in liquidation and cancellation of Tenneco Offshore's common stock.

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

                                       -3-
NOTE 2 - BASIS OF ACCOUNTING

                  The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, "the Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair representation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

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

NOTE 3 - OVERRIDING ROYALTY INTEREST

                  The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, "Net Proceeds" means the amounts received by the Working Interest Owners from sales of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owed the managing general partner of the Partnership, applicable taxes other than income taxes, and cash escrows for the future costs to be incurred to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

NOTE 4 - DISTRIBUTIONS TO UNIT HOLDERS

                  Under the terms of the Trust Agreement, the Trust must distribute to the Unit holders all cash receipts applicable to the Royalty, after paying liabilities and providing cash reserves as determined necessary by the Trustees. The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.
                                      -4-
NOTE 5 - EXPENSE RESERVE

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $122,000 has been recovered from the Trust by the Working Interest Owner through the third quarter of 1995, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                  Distributions to Unit holders for the three months ended September 30, 1995 amounted to $277,095 or $.058317 per Unit as compared to $500,394 or $.105312 per Unit for the same period in 1994. The decrease in distributable income for the third quarter of 1995 was primarily due to a larger release of funds from the Special Cost Escrow Account (discussed below) in the third quarter of 1994 compared to the net release of funds from the Special Cost Escrow Account in the third quarter of 1995. In addition, gas revenues decreased approximately 43% in the third quarter of 1995 as compared to the third quarter of 1994 primarily due to a 34% decrease in gas volumes. This decrease in gas volumes was primarily attributable to the continued natural production decline as the Royalty Properties approach the end of their productive lives. There also was a 17% decrease in the average price received for natural gas from $1.99 per Mcf in the third quarter of 1994 to $1.66 per Mcf in the third quarter of 1995. Crude oil revenues increased approximately 13% in the third quarter of 1995 in comparison to the same period in 1994 primarily due to a 12% increase in crude oil and condensate volumes as a result of a system adjustment in the Eugene Island 339 field in the first quarter of 1995. In addition, there was an increase in the average price received from $16.21 per barrel in the third quarter of 1994 to $16.38 per barrel in the third quarter of 1995. The increase in volumes and average prices was offset in part by the continued natural production decline as the properties approach the end of their productive lives. The Trust's share of operating expenses, excluding the gas imbalance settlement discussed below, decreased by approximately $193,000 in the third quarter of 1995 as compared to the same period in 1994 due primarily to expenses incurred in the third quarter of 1994 in connection with workovers on the A-1, A-2, A-4 and A-7 wells on the West

Cameron 643 property. The Trust's share of capital expenditures increased by approximately $83,000 in the third quarter of 1995 as compared to the same period in 1994 due primarily to the B-3 well workover performed on the West Cameron 643 property in the third quarter of 1995.

                  In the third quarter of 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, expensed approximately $674,000, in accordance with the Conveyance, as partial payment of a gas imbalance settlement on that property. The Trust's share of this partial payment was approximately $168,500, which was reflected as an increase in operating expenses.

                  In the third quarter of 1995, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,875 which increased distributable income for the period. During the third quarter of 1994, there was a release of funds from the Special Cost Escrow Account, the Trust's share of which was approximately $290,949. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. (For additional information relating to the Special Cost Escrow see page 10 of this Form 10-Q.)

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                  Distributions to Unit holders for the nine months ended September 30, 1995 amounted to $531,162 or $.111787 per Unit as compared to $2,389,280 or $.502845 per Unit for the same period in 1994. The decrease in distributable income for the first nine months of 1995 was primarily due to a net deposit of funds into the Special Cost Escrow Account (discussed below) in the first nine months of 1995 compared to the net release of funds from the Special Cost Escrow Account for the same period in 1994. Gas revenues decreased approximately 36% in the first nine months of 1995 as compared to the first nine months of 1994 primarily due to a 24% decrease in the average price received for natural gas from $2.20 per Mcf in the first nine months of 1994 to $1.68 per Mcf in the first nine months of 1995. In addition, there was a 19% decrease in gas volumes. This decrease in gas volumes was primarily attributable to the C-10 well being watered out and the C-4 well being sanded in on the Ship Shoal 182/183 property throughout the second quarter of 1995 and a continued natural production decline as the Royalty Properties approach the end of their productive lives. Crude oil revenues increased approximately 4% in the first nine months of 1995 in comparison to the same period in 1994 primarily due to an increase in the average price received from $13.94 per barrel in the first nine months of 1994 to $16.22 per barrel in the first nine months of 1995. The increase in the average price received was partially offset by an 11% decrease in crude oil and condensate volumes for the first nine months of 1995 in comparison to the same period in 1994. The decrease in crude oil and condensate volumes was primarily attributable to a continued natural production decline as the Royalty Properties approach the end of their productive lives. The Trust's share of operating expenses, excluding the gas imbalance settlement discussed above, decreased by approximately $390,800 in the first nine months of 1995 as compared to the same period in 1994 due primarily to expenses incurred in the first nine months of 1994 in connection with a workover performed on the B-13 well on the Eugene Island 339 property and workovers performed on four wells on the West Cameron 643 property. The Trust's share of capital expenditures increased by approximately $158,700 in the first nine months of 1995 in comparison to the first nine months of 1994 primarily due to expenses incurred in the first quarter of 1995 in connection with the installation of a Supervisory Control and Data Acquisition system on the West Cameron 643 property and the B-3 well workover performed on the West Cameron 643 property in the third quarter of 1995.

                  In the first nine months of 1995 there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $95,339, which decreased distributable income for the period. During the first nine months of 1994, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,669,084. (For additional information relating to the Special Cost Escrow see page 10 of this Form 10-Q.)

RESERVE FOR FUTURE TRUST EXPENSES

                  In accordance with the provisions of the Trust Agreement, all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, generally are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expense for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. General and administrative expenses of the Trust were approximately $71,800 in the third quarter of 1995. Accordingly, the Trust's cash reserve was increased by approximately $128,200 in such quarter, bringing the total amount of the Trust's cash reserve at September 30, 1995 to approximately $1,097,200.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                  VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

                  Ship Shoal 182/183 gas revenues decreased 58% from $282,357 in the third quarter of 1994 to $119,527 in the third quarter of 1995, primarily due to a decrease in gas volumes. Gas volumes decreased from 145,009 Mcf in the third quarter of 1994 to 60,447 Mcf in the third quarter of 1995 due primarily to the C-4 well being sanded in throughout the third quarter of 1995. The Working Interest Owner has advised the Trust that it cannot predict at this time when production will resume on the C-4 well. In addition, there was a decrease in the average natural gas sales price for Ship Shoal 182/183 from $1.99 per Mcf in the third quarter of 1994 to $1.94 per Mcf in the same period of 1995. The majority of the gas from this property is being purchased by Tennessee Gas Pipeline Company ("Tennessee Gas") pursuant to an agreement providing for gas to be purchased at a calculated monthly price based on the spot market rate. An 11% decrease in crude oil production from 70,650 barrels in the third quarter of 1994 to 62,930 barrels in the third quarter of 1995 and a 1% increase in average crude oil prices from $16.20 per barrel in the third quarter of 1994 to $16.40 per barrel for the same period in 1995 resulted in a 10% decrease in crude oil revenues from $1,144,683 in the third quarter of 1994 to $1,032,141 in the third quarter of 1995. The decrease in crude oil production was primarily due to a continued natural production decline. The Working Interest Owner has advised the Trust that approximately 60,500 Mcf has been overtaken by the Working Interest Owner from this property. The Trust's share of this overtake position is approximately 15,125 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses increased from $344,182 in the third quarter of 1994 to $409,364 in the third quarter of 1995 due primarily to workovers performed on the C-9 and C-12 wells in the third quarter of 1995.

                  Eugene Island 339 gas revenues decreased 54% from $325,182 in the third quarter of 1994 to $148,123 in the third quarter of 1995 due primarily to a decrease in volumes from 168,733 Mcf in the third quarter of 1994 to 87,650 Mcf for the same period in 1995. The decrease in gas volumes was primarily due to reduced takes in an effort to reduce an overbalance position and the continued natural decline in the productive capacity of the property.

In addition, there was a decrease in the average price received for natural gas from $1.98 in the third quarter of 1994 to $1.60 in the third quarter of 1995. The Working Interest Owner has advised the Trust that at September 30, 1995 there was an overtake imbalance position of approximately 382,300 Mcf on this property. The Trust's share of this overtake position was approximately 95,575 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. The gas from this property is currently committed to Tennessee Gas pursuant to an agreement providing for gas to be purchased at a calculated monthly price based on the spot market rate. Crude oil revenues increased from $945,672 in the third quarter of 1994 to $1,340,167 in the third quarter of 1995. This increase was primarily due to an increase in volumes from 58,440 barrels in the third quarter of 1994 to 81,878 barrels in the third quarter of 1995 as a result of an adjustment of approximately 20,000 barrels (5,000 barrels net to the Trust) due to a system adjustment in the first quarter of 1995. In addition, there was an increase in the average price received for crude oil and condensate from $16.18 per barrel in the third quarter of 1994 to $16.37 per barrel in the third quarter of 1995. Operating expenses decreased from $637,172 in the third quarter of 1994 to $340,575 in the third quarter of 1995 due primarily to expenses incurred in the third quarter of 1994 in connection with the workover on the B-13 well. The Working Interest Owner has also advised the Trust that it has purchased a three dimensional seismic survey of this property. The survey continues to be evaluated by the Working Interest Owner.

                  West Cameron 643 gas revenues decreased 54% from $634,596 in the third quarter of 1994 to $290,666 in the third quarter of 1995 primarily due to a decease in gas volumes. Gas volumes decreased from 319,259 Mcf in the third quarter of 1994 to 185,172 Mcf in the same period of 1995 primarily due to decreased takes and a continued natural production decline. The decrease in takes by the Working Interest Owner was primarily due to a decrease in the average price received for natural gas from $1.99 per Mcf in the third quarter of 1994 to $1.57 per Mcf in the third quarter of 1995. The Working Interest Owner has advised the Trust that at September 30, 1995 there was an undertake imbalance position of approximately 2,000 Mcf (500 Mcf net to the Trust) on this property. Operating expenses decreased from $616,175 in the third quarter of 1994 to $79,275 in the third quarter of 1995 due primarily to expenses incurred in the third quarter of 1994 in connection with workovers on the A-1, A-2, A-4 and A-7 wells. In addition, the Working Interest Owner has advised the Trust that it intends to perform six workovers on the A-2, A-6, A-9, A-10, A-16 and A-17 wells in the fourth quarter of 1995 at an estimated cost of $1,395,300 ($348,825 net to the Trust).

                  The Working Interest Owner on Eugene Island 348 resumed taking gas in the second quarter of 1995. The Working Interest Owner had eliminated gas takes beginning the first quarter of 1992 and continuing through the first quarter of 1995 in connection with a previous overtake imbalance position that was settled by the Working Interest Owner in 1994 (see Note 6 in the Notes to Financial Statements elsewhere herein). The Working Interest Owner advised the Trust that the overtake imbalance position was approximately 48,400 Mcf on this property at September 30, 1995. The Trust's share of this new overtake position is approximately 12,100 Mcf. Accordingly, gas revenues attributable to the Royalty on this property may be reduced in future periods while underproduced parties continue to recoup their share of this gas imbalance. In addition, the Working Interest Owner has advised the Trust that it no longer intends to drill a development well on this property in the fourth quarter of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                  VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

                  Ship Shoal 182/183 gas revenues decreased 71% from $1,211,185 in the first nine months of 1994 to $353,661 in the first nine months of 1995, primarily due to a decrease in gas volumes. Gas volumes decreased from 548,188 Mcf in the first nine months of 1994 to 194,030 Mcf in the first nine months of 1995 due primarily to the C-10 well being watered out and the C-4 well being sanded in during portions of the second and third quarters of 1995. The Working Interest Owner has advised the Trust that the C-10 well resumed production in May 1995. In addition, there was a decrease in the average natural gas sales price for Ship Shoal 182/183 from $2.25 per Mcf in the first nine months of 1994 to $1.81 per Mcf in the same period of 1995. An 18% decrease in crude oil production from 237,980 barrels in the first nine months of 1994 to 194,620 barrels in the first nine months of 1995 and a 17% increase in the average crude oil prices from $13.89 per barrel in the first nine months of 1994 to $16.30 per barrel for the same period in 1995 resulted in a 4% decrease in crude oil revenues from $3,305,535 in the first nine months of 1994 to $3,172,152 in the first nine months of 1995. The decrease in crude oil production was primarily due to a continued natural production decline. Operating expenses increased from $953,112 in the first nine months of 1994 to $1,023,607 in the first nine months of 1995 due primarily to workovers performed on the C-9 and C-12 wells in the second and third quarters of 1995.

                  Eugene Island 339 gas revenues decreased 10% from $951,875 in the first nine months of 1994 to $858,710 in the first nine months of 1995 due primarily to a decrease in the average price received for natural gas from $2.27 in the first nine months of 1994 to $1.75 in the first nine months of 1995. The decrease in the average price received for gas was offset partially by an increase in volumes from 439,820 Mcf in the first nine months of 1994 to 468,932 Mcf for the same period in 1995. The increase in gas volumes was primarily due to a revised volume allocation between purchasers of approximately 45,300 Mcf (11,325 Mcf net to the Trust) on this property in the first quarter of 1995 and a meter statement downward adjustment of approximately 42,000 Mcf (10,500 Mcf net to the Trust) on this property in the first quarter of 1994. Crude oil revenues increased from $2,412,775 in the first nine months of 1994 to $2,788,859 in the first nine months of 1995. This increase was primarily due to an increase in the average price received for crude oil and condensate from $13.94 per barrel in the first nine months of 1994 to $16.15 per barrel in the first nine months of 1995. The increase in the average price received was partially offset by a slight decrease in crude oil and condensate volumes for the first nine months of 1995 in comparison to the same period in 1994. Operating expenses decreased from $1,943,884 in the first nine months of 1994 to $1,187,171 in the first nine months of 1995 due primarily to expenses incurred in the second and third quarters of 1994 in connection with the well workover on the B-13 well.

                  West Cameron 643 gas revenues decreased 51% from $1,415,043 in the first nine months of 1994 to $705,252 in the first nine months of 1995 primarily as a result of a decrease in volumes from 668,493 Mcf in the first nine months of 1994 to 437,940 Mcf in the same period in 1995. The decrease in gas volumes was primarily due to decreased takes and a continued natural production decline. The decrease in takes by the Working Interest Owner was primarily due to a decrease in the average price received for natural gas from $2.12 per Mcf in the first nine months of 1994 to $1.61 per Mcf in the first nine months of 1995. Operating expenses decreased from $971,560 in the first nine months of 1994 to $245,362 in the first nine months of 1995 primarily due to expenses incurred in the second and third quarters of 1994 in connection with workovers on the A-1, A-2, A-4 and A-7 wells. Capital expenditures increased from $2,809 in the first nine months of 1994 to $603,188 in the first nine months of 1995 due primarily to a Supervisory Control and Data Acquisition system installation on the property in the first quarter of 1995 and a workover on the B-3 well in the second quarter of 1995.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

                  Based on information provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated as of October 31, 1994 that approximately 66% of the future net revenues from the Royalty Properties were expected to be received by the Trust during the next 3 years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimate discussed above is subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of any future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1994 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW

                  The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the leases. As provided by the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." Interest generated from the Special Cost Escrow Account serves to reduce the Partnership's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1994, there was a net release of funds from the Special Cost Escrow Account in the amount of $1,669,084 primarily as a result of a decrease in future estimated Special Costs of the Royalty Properties. This decrease was due in part to a decrease in estimated abandonment costs as a result of technological improvements in abandonment procedures utilized by the Working Interest Owners and fewer capital projects planned in the future. In the first nine months of 1995, a net deposit of $95,339 was made into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures on the Royalty Properties. As of September 30, 1995, approximately $2,471,600 remained in the Special Cost Escrow Account. Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

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

                                                     Royalty Properties
                                                     Three Months Ended
                                                      September 30, (1)
                                                ----------------------------
                                                   1995               1994
                                                -----------      -----------
Crude oil and condensate (bbls) ...........         147,290          131,710
Natural gas and gas products (Mcf) ........         432,740          657,499
Crude oil and condensate average
    price, per bbl ........................     $     16.38      $     16.21
Natural gas average price, per Mcf
    (excluding gas products) ..............     $      1.66      $      1.99

Crude oil and condensate revenues .........     $ 2,412,616      $ 2,135,405
Natural gas and gas products revenues .....         730,243        1,291,621
Production expenses .......................        (905,265)      (1,767,988)(2)
Capital expenditures ......................        (370,150)         (37,590)
Refund of escrowed special costs ..........           7,500        1,163,796
                                                -----------      -----------
NET PROCEEDS ..............................       1,874,944        2,785,244
Royalty interest ..........................           x 25%            x 25%
                                                -----------      -----------
Partnership share .........................         468,736          696,311
Trust interest ............................        x 99.99%         x 99.99%
                                                -----------      -----------
Trust share ...............................     $   468,689      $   696,241
                                                ===========      ===========
------------
(1) The amounts for the three months ended September 30, 1995 and 1994 represent actual production for the periods May 1995 through July 1995 and May 1994 through July 1994, respectively.

(2) Includes a reduction of approximately $12,000 ($3,000 net to the Trust) in connection with the gas imbalance settlement on the Eugene Island 348 property. For more information, see Note 6 to the Notes to Financial Statements.
                                      -11-

                                                     Royalty Properties
                                                     Nine Months Ended
                                                      September 30, (1)
                                                ----------------------------
                                                   1995            1994
                                                -----------     ------------
Crude oil and condensate (bbls) ............        373,902          418,947
Natural gas and gas products (Mcf) .........      1,431,927        1,765,432
Crude oil and condensate average price,
    per bbl ................................    $     16.22     $      13.94
Natural gas average price, per Mcf
    (excluding gas products) ...............    $      1.68     $       2.20

Crude oil and condensate revenues ..........    $ 6,066,428     $  5,838,796
Natural gas and gas products revenues ......      2,457,231        3,821,284
Production expenses ........................     (3,004,888)      (4,352,795)(2)
Capital expenditures .......................       (700,763)         (65,957)
(Provision for) Refund of escrowed
    special costs ..........................       (381,356)       6,676,336
                                                -----------     ------------
NET PROCEEDS ...............................      4,436,652       11,917,664
Royalty interest ...........................          x 25%            x 25%
                                                -----------     ------------
Partnership share ..........................      1,109,163        2,979,416
Trust interest .............................       x 99.99%         x 99.99%
                                                -----------     ------------
Trust share ................................    $ 1,109,052     $  2,979,118
                                                ===========     ============
------------
(1) The amounts for the nine months ended September 30, 1995 and 1994 represent actual production for the periods November 1994 through July 1995 and November 1993 through July 1994, respectively.

(2) Includes a reduction of approximately $12,000 ($3,000 net to the Trust) in connection with the gas imbalance settlement on the Eugene Island 348 property. For more information, see Note 6 to the Notes to Financial Statements.

                           PART II-- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                    SEC File or
                                                                                   Registration           Exhibit
                                                                                      Number               Number
                                                                                   ------------           -------
4(a)*          Trust Agreement dated as of January 1, 1983, among Tenneco
               Offshore Company, Inc., Texas Commerce Bank National
               Association, as corporate trustee, and Horace C. Bailey, Joseph
               C. Broadus and F. Arnold Daum, as individual trustees
               (Exhibit 4(a) to Form 10-K for the year ended December 31,
               1992 of TEL Offshore Trust)................................            0-6910                4(a)

4(b)*          Agreement of General Partnership of TEL Offshore Trust
               Partnership between Tenneco Oil Company and the TEL Offshore
               Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL
               Offshore Trust)............................................            0-6910                4(b)

4(c)*          Conveyance of Overriding Royalty Interests from Exploration
               I to the Partnership (Exhibit 4(c) to Form 10-K for year ended
               December 31, 1992 of TEL Offshore Trust)...................            0-6910                4(c)

4(d)*          Amendments to TEL Offshore Trust Trust Agreement, dated
               December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
               December 31, 1992 of TEL Offshore Trust)...................            0-6910                4(d)

4(e)*          Amendment to the Agreement of General Partnership of TEL
               Offshore Trust Partnership, effective as of January 1, 1983
               (Exhibit 4(e) to Form 10-K for year ended December 31, 1992
               of TEL Offshore Trust).....................................            0-6910                4(e)

10(a)*         Purchase Agreement, dated as of December 7, 1984 by and
               between Tenneco Oil Company and Tenneco Offshore II Company
               (Exhibit 10(a) to Form 10-K for year ended
               December 31, 1992 of TEL Offshore Trust)...................            0-6910               10(a)

10(b)*         Consent Agreement, dated November 16, 1988, between TEL
               Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form
               10-K for year ended December 31, 1988 of TEL
               Offshore Trust)............................................            0-6910               10(b)

10(c)*         Assignment and Assumption Agreement, dated November 17,
               1988, between Tenneco Oil Company and TOC-Gulf of
               Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended
               December 31, 1988 of TEL Offshore Trust)...................            0-6910               10(c)

                                      -13-

10(d)*         Gas Purchase and Sales Agreement Effective September 1,
               1993 between Tennessee Gas Pipeline Company and Chevron
               U.S.A. Production Company (Exhibit 10(d) to Form 10-K for
               year ended December 31, 1993 of TEL Offshore Trust)........            0-6910               10(d)

27(a)          Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TEL OFFSHORE TRUST

                                            By      TEXAS COMMERCE BANK
                                                    NATIONAL ASSOCIATION
                                                     Corporate Trustee


                                            By     /s/ MIKE ULRICH
                                                       Mike Ulrich
                                                  Senior Vice President
                                                    and Trust Officer

Date:  November 13, 1995

         The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.