Form 10-Q
period 1996-03-31
TEL OFFSHORE TRUST
filed 1996-05-09
CIK 97148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO_______


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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         AS OF MAY 6, 1996 -- 4,751,510 UNITS OF BENEFICIAL INTEREST IN TEL OFFSHORE TRUST.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                       -i-

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               TEL OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                              1996       1995
                                                          ---------------------
Royalty income........................................... $       0  $  262,469
Interest income..........................................     8,687       6,150
                                                          ---------  ----------
                                                              8,687     268,619
Decrease (increase) in reserve for future Trust expenses.   171,096     (80,564)
General and administrative expenses......................  (179,783)   (119,436)
                                                          ---------  ----------
Distributable income..................................... $       0  $   68,619
                                                          =========  ==========
Distributions per Unit (4,751,510 Units)................. $       0  $  .014441
                                                          =========  ==========



               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                       March 31, 1996    December 31, 1995
                                                                      --------------    ---------------
                                                                        (Unaudited)
ASSETS
Cash and cash equivalents............................................ $    1,006,836    $     1,261,606
Net overriding royalty interest in oil and gas properties,
    net of accumulated amortization of $27,196,037 and
    $27,196,037, respectively........................................      1,071,618          1,071,618
                                                                      --------------    ---------------
Total assets......................................................... $    2,078,454    $     2,333,224
                                                                      ==============    ===============

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders................................. $            0    $        83,674
Reserve for future Trust expenses....................................      1,006,836          1,177,932
Commitments and contingencies (Note 6)...............................
Trust corpus (4,751,510 Units of beneficial interest
    authorized and outstanding)......................................      1,071,618          1,071,618
                                                                      --------------    ---------------
Total liabilities and Trust corpus................................... $    2,078,454    $     2,333,224
                                                                      ==============    ===============

The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1996        1995
                                                     ------------------------
Trust corpus, beginning of period.................... $1,071,618   $1,343,475
Distributable income.................................          0       68,619
Distribution payable to Unit holders.................          0      (68,619)
Amortization of net overriding royalty interest......          0      (39,679)
                                                      ----------   ----------
Trust corpus, end of period.......................... $1,071,618   $1,303,796
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

         Chevron remains the Managing General Partner of the Partnership. All of the Royalty Properties continue to be subject to the Royalty, and the Trust and the Partnership, in general, continue to operate as if the above-described sales of the Royalty Properties had not occurred.

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

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995.

         The financial statements of the Trust are prepared on the following basis:

         (a) Royalty income is recorded when received by the Corporate Trustee on the last business day of each calendar quarter; and

         (b) Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses, as discussed in Note 5.

         This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the overriding royalty interest, which is calculated based on units-of-production and current royalty income in relation to estimated future royalty income, is charged directly to Trust corpus since such amount does not affect distributable income.

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

NOTE 3 - OVERRIDING ROYALTY INTEREST

         The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, Net Proceeds are the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing the Managing General Partner of the Partnership, applicable taxes other than income taxes, and cash escrows. Cash escrows are for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

NOTE 4 - DISTRIBUTIONS TO UNIT HOLDERS

         In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust are distributed currently to the Unit holders. The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.

NOTE 5 - EXPENSE RESERVE

         At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. General and administrative expenses of the Trust were approximately $179,800 in the first quarter of 1996. In this quarter, the Trust had no royalty income and interest income of approximately $8,700; therefore, the Trust's cash reserve was decreased by approximately $171,100 to pay these expenses, bringing the total amount of the Trust's cash reserve at March 31, 1996 to $1,006,836.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $160,200 has been recovered from the Trust by the Working Interest Owner through the first quarter of 1996, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         The Trust had no royalty income for the three months ended March 31, 1996; therefore, no distribution was made. Distributions to Unit holders for the three months ended March 31, 1995 amounted to $68,619 or $.014441 per Unit. The lack of royalty income for the first quarter of 1996 was due primarily to a larger deposit of funds into the Special Cost Escrow Account (discussed below) in the first quarter of 1996, as compared to the first quarter of 1995.

         Gas revenues increased approximately 27% in the first quarter of 1996 as compared to the first quarter of 1995 primarily due to an increase in the average price received for natural gas from $1.81 per Mcf in the first quarter of 1995 to $2.43 per Mcf in the first quarter of 1996. This increase in the average price was slightly offset by a 3% decrease in gas volumes, which was primarily attributable to the revised volume allocation on Eugene Island 339 in the first quarter of 1995 and the continued natural production decline as the Royalty Properties approach the end of their productive lives. Crude oil revenues increased approximately 200% in the first quarter of 1996 in comparison to the same period in 1995 due primarily to a 201% increase in crude oil and condensate volumes from the 1995 first quarter to the 1996 first quarter. The increase in crude oil and condensate volumes was slightly offset by a decrease in the average price received from $15.50 per barrel in the first quarter of 1995 to $15.46 per barrel in the first quarter of 1996. This increase in volumes and decrease in the average price received was primarily attributable to a well adjustment on the Eugene Island 339 property in the first quarter of 1996. The Trust's share of capital expenditures increased by approximately $373,800 in the first quarter of 1996 in comparison to the first quarter of 1995 primarily due to six workovers on the West Cameron 643 property and to drilling and completing a well on the Ship Shoal 182/183 property in the first quarter of 1996. In the first quarter of 1996, there was an undistributed net loss of approximately $776,531 compared to undistributed net income of approximately $46,481 in the first quarter of 1995. The undistributed net loss in the first quarter of 1996 was due primarily to six workovers on the West Cameron 643 property.

         In the first quarter of 1996, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $982,600. During the first quarter of 1995, there was a net deposit of funds into the Special Cost Escrow Account, the Trust's share of which was $59,300. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. (For additional information relating to the Special Cost Escrow see page 8 of this Form 10-Q.)

RESERVE FOR FUTURE TRUST EXPENSES

         In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. General and administrative expenses of the Trust were approximately $179,800 in the first quarter of 1996. In this quarter, the Trust had no royalty income and interest income of approximately $8,700; therefore, the Trust's cash reserve was decreased by approximately $171,100 to pay these expenses, bringing the total amount of the Trust's cash reserve at March 31, 1996 to $1,006,836.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

         Ship Shoal 182/183 crude oil revenues decreased from $1,120,193 in the first quarter of 1995 to $901,457 in the first quarter of 1996 due primarily to a 21% decrease in crude oil production. Crude oil production decreased from 70,740 barrels in the first quarter of 1995 to 55,973 barrels in the first quarter of 1996 primarily due to a continued natural production decline. This decrease in production was partially offset by an increase in the average crude oil price from $15.84 per barrel in the first quarter of 1995 to $16.11 per barrel for the same period in 1996. Gas revenues increased from $201,889 in the first quarter of 1995 to $232,327 in the first quarter of 1996, primarily due to an increase in the average natural gas sales price from $1.74 per Mcf in the first quarter of 1995 to $2.77 per Mcf in the same period of 1996. The increase in the average natural gas sales price was partially offset by a decrease in gas volumes. Gas volumes decreased from 114,806 Mcf in the first quarter of 1995 to 85,423 Mcf in the first quarter of 1996 due primarily to the C-4 well being sanded in during the first quarter of 1996 and the continued natural production decline. The majority of the gas from this property is being purchased by Tennessee Gas Pipeline Company ("Tennessee Gas") at a calculated monthly price based on the spot market rate. In addition, the Working Interest Owner has advised the Trust that approximately 61,400 Mcf have been overtaken by the Working Interest Owner from this property as of January 31, 1996. The Trust's share of this overtake position is approximately 15,350 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Capital expenditures increased from $35,604 in the first quarter of 1995 to $666,464 for the same period in 1996 due primarily to the drilling and completing of the F-2 delineation gas well on this property in the first quarter of 1996. The completed well cost is estimated at approximately $2.0 million ($492,000 net to the Trust). The Working Interest Owner advised the Trust that in late March 1996, the F-2 well was producing approximately 150 Mcf per day. The well is currently shut in for repairs. In addition, the Working Interest Owner has advised the Trust that it plans to drill two development oil wells on this property in May 1996 at an estimated cost of $7.6 million ($1.9 million net to the Trust).

         Eugene Island 339 crude oil revenues increased from $473,754 in the first quarter of 1995 to $3,967,545 in the first quarter of 1996 due to a significant increase in volumes from 32,057 barrels in the first quarter of 1995 to 258,988 barrels in the first quarter of 1996. This increase in volumes was primarily attributable to a one-time well adjustment on the B-13 well of 187,000 barrels on this property in the first quarter of 1996. In addition, the average price received for crude oil and condensate increased from $14.78 per barrel in the first quarter of 1995 to $15.32 per barrel in the first quarter of 1996. Gas revenues decreased from $410,751 in the first quarter of 1995 to $350,438 in the first quarter of 1996 due to a decrease in gas volumes from 206,750 Mcf in the first quarter of 1995 to 145,769 Mcf for the same period in 1996. The decrease in gas volumes was due primarily to a revised volume allocation (increased volume allocated to the Working Interest Owner) of approximately 45,300 Mcf (11,325 Mcf net to the Trust) on this property in the first quarter of 1995 and the continued natural production decline. The decrease in volumes was partially offset by an increase in the average price received for natural gas from $1.93 per Mcf in the first quarter of 1995 to $2.41 per Mcf in the first quarter of 1996. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 276,700 Mcf on this property as of January 31, 1996. The Trust's share of this overtake position is approximately 69,175 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. The gas from this property is currently committed to Tennessee Gas pursuant to an agreement providing for gas to be purchased at a calculated monthly price based on the spot market rate. Operating expenses decreased from $433,362 in the first quarter of 1995 to $290,273 for the same period in 1996 due primarily to a service facilities credit on this property in the first quarter of 1996 of approximately $55,000. In 1994, the Working Interest Owner purchased a three dimensional seismic survey of this property. The Working Interest Owner has advised the Trust that they will pursue drilling on this property in 1997 if drilling on non-Trust properties in 1996 is successful.

         West Cameron 643 gas revenues increased 71% from $253,482 in the first quarter of 1995 to $432,825 in the first quarter of 1996 due primarily to an increase in the average price received for natural gas from $1.78 per Mcf in the first quarter of 1995 to $2.36 per Mcf for the same period in 1996. In addition, there was an increase in gas volumes from 142,591 Mcf in the first quarter of 1995 to 183,555 Mcf in the first quarter of 1996 due primarily to two successful workovers on the A-2 and A-9 wells in the first quarter of 1996. Capital expenditures increased from $241,691 in the first quarter of 1995 to $1,061,593 in the first quarter of 1996 due primarily to costs associated with workovers on the A-2, A-6, A-9, A-10, A-16 and B-3 wells on this property in the first quarter of 1996. The Working Interest Owner has advised the Trust that the estimated cost yet to be expensed on these workovers is approximately $650,000 ($162,500 net to the Trust). Also, the Working Interest Owner has advised the Trust that in the second quarter of 1996 three wells were drilled on this property at an aggregate cost of $5.7 million ($1.4 million net to the Trust.) The Working Interest Owner has advised the Trust that as a result of this drilling, its estimates of proved reserves on this property have increased by approximately 12,000 barrels of crude oil and condensate (3,000 barrels net to the Trust) and 9,600,000 Mcf of gas (2,400,000 Mcf net to the Trust). In addition, the Working Interest Owner has advised the Trust that it plans to drill an exploratory well on this property in the third quarter of 1996 at an estimated cost of approximately $584,000 ($146,000 net to the Trust.) The Working Interest Owner has advised the Trust that future income from production on these new wells may be offset significantly by accrued expenses and Special Cost Escrow deposits related to such wells.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

         Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1995 future net revenues attributable to the Trust's royalty interests approximated $7.5 million. Such reserve study also indicates that approximately 70% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next 4 years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1995 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW

         The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 1995, a net deposit of approximately $59,300 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimate of projected capital expenditures on the Royalty Properties. In the first quarter of 1996, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $982,600. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures, production costs and abandonment costs in connection with the Ship Shoal 182/183 drilling. As of March 31, 1996, approximately $3,577,000 remained in the Special Cost Escrow Account.

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

                                                          ROYALTY PROPERTIES
                                                          THREE MONTHS ENDED
                                                             MARCH 31, (1)
                                                         1996          1995
                                                   -------------- ------------
Crude oil and condensate (bbls)...................      315,998        104,918
Natural gas and gas products (Mcf)................      492,772        508,750
Crude oil and condensate average price, per bbl... $ 15.46 $ 15.50 Natural gas average price, per Mcf
   (excluding gas products)....................... $       2.43   $       1.81

Crude oil and condensate revenues................. $  4,885,361   $  1,626,664
Natural gas and gas products revenues.............    1,190,369        936,177
Production expenses...............................   (1,027,050)      (922,980)
Capital expenditures..............................   (1,801,363)      (306,268)
Undistributed Net Loss (Income)(2)................      776,531        (46,481)
(Provision for) Refund of escrowed special costs..   (4,023,848)      (237,132)
                                                   ------------   ------------
NET PROCEEDS......................................            0      1,049,980
Royalty interest..................................        X 25%          X 25%
                                                   ------------   ------------
Partnership share.................................            0        262,495
Trust interest....................................     X 99.99%       X 99.99%
                                                   ------------   ------------
Trust share....................................... $          0   $    262,469
                                                   ============   ============

(1) The amounts for the three months ended March 31, 1996 and 1995 represent actual production for the periods November 1995 through January 1996 and November 1994 through January 1995, respectively.

(2) Undistributed net loss represents negative Net Proceeds, generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of March 31, 1996, the undistributed net loss carryforward was $2,947,172 ($736,793 net to the Trust).

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

         (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                               SEC FILE OR
                                                                              REGISTRATION           EXHIBIT
                                                                                 NUMBER              NUMBER
4(a)*       Trust Agreement dated as of January 1, 1983, among Tenneco
            Offshore Company, Inc., Texas Commerce Bank National
            Association, as corporate trustee, and Horace C. Bailey, Joseph
            C. Broadus and F. Arnold Daum, as individual trustees (Exhibit
            4(a) to Form 10-K for the year ended December 31, 1992 of
            TEL Offshore Trust)...........................................       0-6910              4(a)
4(b)*       Agreement of General Partnership of TEL Offshore Trust
            Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended
            December 31, 1992 of TEL Offshore
            Trust)........................................................       0-6910               4(b)
4(c)*       Conveyance of Overriding Royalty Interests from Exploration
            I to the Partnership (Exhibit 4(c) to Form 10-K for year ended
            December 31, 1992 of TEL Offshore Trust)......................       0-6910               4(c)
4(d)*       Amendments to TEL Offshore Trust Trust Agreement, dated
            December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
            December 31, 1992 of TEL Offshore Trust)......................       0-6910               4(d)
4(e)*       Amendment to the Agreement of General Partnership of TEL
            Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit
            4(e) to Form 10-K for year ended December 31, 1992
            of TEL Offshore Trust)........................................       0-6910               4(e)
10(a)*      Purchase Agreement, dated as of December 7, 1984 by and
            between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit
            10(a) to Form 10-K for year ended
            December 31, 1992, of TEL Offshore Trust).....................       0-6910              10(a)
10(b)*      Consent Agreement, dated November 16, 1988, between TEL
            Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K
            for year ended December 31, 1988 of TEL
            Offshore Trust)...............................................       0-6910              10(b)
10(c)*      Assignment and Assumption Agreement, dated November 17,
            1988, between Tenneco Oil Company and TOC-Gulf of
            Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended
            December 31, 1988 of TEL Offshore Trust)......................       0-6910              10(c)
10(d)*      Gas Purchase and Sales Agreement Effective September 1,
            1993 between Tennessee Gas Pipeline Company and Chevron
            U.S.A. Production Company (Exhibit 10(d) to Form 10-K for
            year ended December 31, 1993 of TEL Offshore Trust)...........       0-6910              10(d)
27(a)       Financial Data Schedule


(B)      REPORTS ON FORM 8-K

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

                               TEL OFFSHORE TRUST

                                  By: Texas Commerce Bank National Association, Corporate Trustee



                                  By:             /S/ MICHAEL J. ULRICH
                                                      Michael J. Ulrich
                                                  Senior Vice President
                                                  and Trust Officer



Date:  May 9, 1996


                  The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.