Form 10-Q
period 1996-06-30
TEL OFFSHORE TRUST
filed 1996-08-09
CIK 97148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO ______________________

                          COMMISSION FILE NUMBER 0-6910

                            ------------------------

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

       Registrant's Telephone Number, Including Area Code: (713) 216-5712

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

     As of August 1, 1996 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               TEL OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                          --------------------------  --------------------------
                                              1996          1995          1996          1995
                                          ------------  ------------  ------------  ------------
Royalty income..........................  $          0  $    377,894  $          0  $    640,363
Interest income.........................         8,622         7,554        17,309        13,704
                                          ------------  ------------  ------------  ------------
                                                 8,622       385,448        17,309       654,067
Decrease (increase) in reserve for
  future Trust expenses.................       113,821       (80,792)      284,917      (161,356)
General and administrative expenses.....      (122,443)     (119,208)     (302,226)     (238,644)
                                          ------------  ------------  ------------  ------------
Distributable income....................  $          0  $    185,448  $          0  $    254,067
                                          ============  ============  ============  ============
Distributions per Unit (4,751,510
  Units)................................  $          0  $    .039029  $          0  $    .053470
                                          ============  ============  ============  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                            JUNE 30,       DECEMBER 31,
                                              1996             1995
                                           -----------     ------------
                                           (UNAUDITED)
ASSETS
Cash and cash equivalents...............   $   893,015      $1,261,606
Net overriding royalty interest in
  producing oil and gas properties net
  of accumulated amortization of
  $27,196,037 and $27,196,037,
  respectively..........................     1,071,618       1,071,618
                                           -----------     ------------
Total assets............................   $ 1,986,863      $2,333,224
                                           ===========     ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders....   $         0      $   83,674
Reserve for future Trust expenses.......       893,015       1,177,932
Commitments and contingencies (Note 6)
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding)..........................     1,071,618       1,071,618
                                           -----------     ------------
Total liabilities and Trust corpus......   $ 1,986,863      $2,333,224
                                           ===========     ============

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1996          1995          1996          1995
                                       ------------  ------------  ------------  ------------
Trust corpus, beginning of period....  $  1,071,618  $  1,303,796  $  1,071,618  $  1,343,475
Distributable income.................             0       185,448             0       254,067
Distributions payable to Unit
  holders............................             0      (185,448)            0      (254,067)
Amortization of net overriding
  royalty interest...................             0       (71,439)            0      (111,118)
                                       ------------  ------------  ------------  ------------
Trust corpus, end of period..........  $  1,071,618  $  1,232,357  $  1,071,618  $  1,232,357
                                       ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

NOTE 2 -- BASIS OF ACCOUNTING

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

     Effective January 1, 1996, the Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS 121 did not have a material impact on the financial position or distributable income of the Trust.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

NOTE 3 -- OVERRIDING ROYALTY INTEREST

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

NOTE 4 -- DISTRIBUTIONS TO UNIT HOLDERS

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

NOTE 5 -- SPECIAL COST ESCROW

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1995, a net deposit of approximately $97,200 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures on the Royalty Properties. In the first six months of 1996, there was also a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,321,000. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

and abandonment costs in connection with the Ship Shoal 182/183 drilling. As of June 30, 1996, approximately $3,893,000 remained in the Special Cost Escrow Account.

     Capital expenditures and drilling programs by the Working Interest Owners, such as those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, can have a significant impact on the amount of deposits into the Special Cost Escrow account. Such deposits can result in a significant reduction in royalty income in the periods in which such deposits are made, including the possibility that no royalty income would be received in such periods.

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. General and administrative expenses of the Trust were approximately $122,400 in the second quarter of 1996. In this quarter, the Trust had no royalty income and interest income of approximately $8,600; therefore, the Trust's cash reserve was decreased by approximately $113,800 to pay these expenses, reducing the total amount of the Trust's cash reserve at June 30, 1996 to $893,015.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $160,200 has been recovered from the Trust by the Working Interest Owner through the second quarter of 1996, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     The Trust had no royalty income for the three months ended June 30, 1996; therefore, no distribution was made. Distributions to Unit holders for the three months ended June 30, 1995 amounted to $185,448 or $.039029 per Unit. The lack of royalty income for the second quarter of 1996 was due primarily to a larger deposit of funds into the Special Cost Escrow Account (discussed below) in the second quarter of 1996, as compared to the second quarter of 1995.

     Gas revenues increased approximately 206% in the second quarter of 1996 compared to the second quarter of 1995 primarily due to an 83% increase in gas volumes, which increase was primarily attributable to a successful sidetrack well on the West Cameron 643 property. In addition, there was a 74% increase in the average price received for natural gas from $1.55 per Mcf in the second quarter of 1995 to $2.70 per Mcf in the second quarter of 1996. Crude oil revenues increased approximately 44% in the second quarter of 1996 in comparison to the same period in 1995 primarily due to a 30% increase in crude oil and condensate volumes from the 1995 second quarter to the 1996 second quarter. This increase in crude oil and condensate volumes was primarily attributable to increased volumes on the Eugene Island 339 property. In addition, there was an 11% increase in the average price received from $16.66 per barrel in the second quarter of 1995 to $18.49 per barrel in the second quarter of 1996. The Trust's share of capital expenditures increased by approximately $546,500 in the second quarter of 1996 as compared to the same period in 1995 due primarily to expenses incurred on the F-2 well drilling on the Ship Shoal 182/183 property in the first quarter of 1996. The Trust's share of operating expenses increased by approximately $102,000 in the second quarter of 1996 as compared to the same period in 1995 due primarily to a compressor repair on the Ship Shoal 182/183 property in the second quarter of 1996.

     In the second quarter of 1996, there was undistributed net income of $483,963. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. As of June 30, 1996, the loss carryforward was $2,463,260 ($615,815 net to the Trust). This loss carryforward relates primarily to the Eugene Island 348 gas imbalance settlement in 1994.

     In the second quarter of 1996, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $316,000, compared to a deposit of funds into the Special Cost Escrow Account of $37,931 in the second quarter of 1995. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. (For additional information relating to the Special Cost Escrow see page 11 of this Form 10-Q.)

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     The Trust had no royalty income for the six months ended June 30, 1996; therefore, no distribution was made. Distributions to Unit holders for the six months ended June 30, 1995 amounted to $254,067 or $.053470 per Unit. The lack of royalty income for the first six months of 1996 was due primarily to a larger deposit of funds into the Special Cost Escrow Account (discussed below) in the first six months of 1996, as compared to the first six months of 1995.

     Gas revenues increased approximately 109% in the first six months of 1996 as compared to the first six months of 1995 primarily due to a 55% increase in the average price received for natural gas from $1.68 per Mcf in the first six months of 1995 to $2.60 per Mcf in the first six months of 1996. In addition, there was a 39% increase in gas volumes. This increase in gas volumes was primarily attributable to a successful sidetrack well on the West Cameron 643 property in the second quarter of 1996. Crude oil revenues increased approximately 114% in the first six months of 1996 as compared to the same period in 1995 primarily due to a 109% increase in crude oil and condensate volumes. The increase in volumes was primarily attributable to a well adjustment on the B-13 well of 187,000 barrels on the Eugene Island 339 property in the first quarter of 1996. In addition, there was an increase in the average price received from $16.12 per barrel in the first six months of 1995 to $16.47 per barrel in the first six months of 1996. The Trust's share of capital expenditures increased by approximately $920,250 in the first six months of 1996 as compared to the same period in 1995 due primarily to six workovers on the West Cameron 643 property and to drilling the F-2 well on the Ship Shoal 182/183 property in the first quarter of 1996. The Trust's share of operating expenses increased by approximately $94,500 in the first six months of 1996 as compared to the same period in 1995 due primarily to a compressor repair on the Ship Shoal 182/183 property in the first quarter of 1996.

     In the first six months of 1996, there was an undistributed net loss of $292,568. Undistributed net loss represents negative Net Proceeds generated during the period that are carried forward and offset in future periods by positive Net Proceeds. The undistributed net loss in the first six months of 1996 was primarily related to costs associated with six well workovers on the West Cameron 643 property in the first quarter of 1996.

     In the first six months of 1996 there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,321,000. During the first six months of 1995, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $97,224. (For additional information relating to the Special Cost Escrow see page 11 of this Form 10-Q.)

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. General and administrative expenses of the Trust were approximately $122,400 in the second quarter of 1996. In this quarter, the Trust had no royalty income and interest income of approximately $8,600; therefore, the Trust's cash reserve was decreased by approximately $113,800 to pay these expenses, reducing the total amount of the Trust's cash reserve at June 30, 1996 to $893,015.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 gas revenues increased from $32,245 in the second quarter of 1995 to $220,506 in the second quarter of 1996, primarily due to an increase in gas volumes. Gas volumes increased from 18,777 Mcf in the second quarter of 1995 to 80,014 Mcf in the second quarter of 1996 due primarily to the C-10 well being watered out and the C-4 well being sanded in throughout the second quarter of 1995. In addition, there was an increase in the average natural gas sales price for Ship Shoal 182/183 from $1.72 per Mcf in the second quarter of 1995 to $2.92 per Mcf in the same period of 1996. The majority of the gas from this property is being purchased by Tennessee Gas Pipeline Company ("Tennessee Gas") at a calculated monthly price based on the spot market rate. In addition, the Working Interest Owner has advised the Trust that approximately 61,400 Mcf have been overtaken by the Working Interest Owner from this property as of April 30, 1996. The Trust's share of this overtake position is approximately 15,350 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. A decrease in crude oil production from 60,950 barrels in the second quarter of 1995 to 52,023 barrels in the second quarter of 1996 and an increase in the average crude oil price from $16.73 per barrel in the second quarter of 1995 to $18.65 per barrel for the same period in 1996 resulted in a decrease in crude oil revenues from $1,019,818 in the second quarter of 1995 to $970,071 in the second quarter of 1996. The decrease in crude oil production was primarily due to a continued natural production decline on this property. Operating expenses increased from $325,601 in the second quarter of 1995 to $492,815 in the second quarter of 1996 due primarily to a compressor repair in the second quarter of 1996. Capital expenditures increased from $1,368 in the second quarter of 1995 to $1,307,815 in the second quarter of 1996 due primarily to the drilling of the F-2 delineation gas well on this property in the first quarter of 1996. The completed well cost is estimated at approximately $2.0 million ($492,000 net to the Trust). The F-2 well was shut in during the second quarter of 1996 for repairs. In addition, the Working Interest Owner has advised the Trust that in the second quarter of 1996 it began drilling the B-11 and the B-12 developmental oil wells on this property. Completion of the B-11 and the B-12 wells is expected to occur in the third quarter of 1996. The Working Interest Owner has advised the Trust that it plans to drill a third developmental oil well in August 1996. The estimated cost of drilling the three developmental oil wells on this property is $8.5 million ($2.1 million net to the Trust). Production on the B-11 and B-12 wells is scheduled to begin in September 1996.

     Eugene Island 339 gas revenues increased from $299,836 in the second quarter of 1995 to $454,921 in the second quarter of 1996 due primarily to an increase in the average price received for natural gas from $1.62 per Mcf in the second quarter of 1995 to $3.02 per Mcf in the second quarter of 1996. The increase in average price was partially offset by a decrease in gas volumes from 174,532 Mcf in the second quarter of 1995 to 148,975 Mcf for the same period in 1996. The decrease in gas volumes was primarily due to a continued natural production decline on this property. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 307,700 Mcf on this property as of April 30, 1996. The Trust's share of this overtake position is approximately 76,925 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. The gas from this property is currently committed to Tennessee Gas pursuant to an agreement providing for gas to be purchased at a calculated monthly price based on the spot market rate. Crude oil revenues increased from $974,938 in the second quarter of 1995 to $1,943,120 in the second quarter of 1996 due primarily to an increase in volumes from 58,769 barrels in the second quarter of 1995 to 105,534 barrels for the same period in 1996. The increase in volumes was primarily due to volumes on the

B-13 well being understated in 1995. The B-13 well adjustment was made in the first quarter of 1996. In addition, there was an increase in the average price received for crude oil and condensate from $16.59 per barrel in the second quarter of 1995 to $18.41 per barrel in the second quarter of 1996. Operating expenses decreased from $413,234 in the second quarter of 1995 to $324,399 in the second quarter of 1996 due primarily to a reduction in environmental compliance costs. The Working Interest Owner has advised the Trust that it intends to pursue drilling on this property in 1997 if drilling on nearby non-Trust properties in 1996 is successful.

     West Cameron 643 gas revenues increased from $161,104 in the second quarter of 1995 to $1,608,803 in the second quarter of 1996 due primarily to an increase in gas volumes. Gas volumes increased from 110,177 Mcf in the second quarter of 1995 to 620,259 Mcf in the second quarter of 1996 primarily due to the successful B-8 sidetrack well drilled on this property in the second quarter of 1996. In addition, there was an increase in the average price received for natural gas from $1.46 per Mcf in the second quarter of 1995 to $2.59 per Mcf for the same period in 1996. Capital expenditures increased from $2,806 in the second quarter of 1995 to $890,299 in the second quarter of 1996 due primarily to costs associated with workovers on the A-2 and A-9 wells on this property in the first quarter of 1996. The Working Interest Owner has advised the Trust that in the second quarter of 1996 the B-5, B-8 and B-9 wells were drilled on this property at an aggregate cost of $5.7 million ($1.4 million net to the Trust). The Working Interest Owner has advised the Trust that as a result of this drilling, its estimates of proved reserves on this property have increased by approximately 12,000 barrels of crude oil and condensate (3,000 barrels net to the Trust) and 9,600,000 Mcf of gas (2,400,000 Mcf net to the Trust). In addition, the Working Interest Owner has advised the Trust that it plans to drill an exploratory well on this property in the third quarter of 1996 at an estimated cost of approximately $584,000 ($146,000 net to the Trust). The Working Interest Owner has advised the Trust that some of the future income from production on these new wells may be offset significantly by accrued expenses and Special Cost Escrow deposits related to such wells.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 gas revenues increased from $234,134 in the first six months of 1995 to $452,833 in the first six months of 1996, primarily due to the increase in the average natural gas sales price from $1.74 per Mcf in the first six months of 1995 to $2.84 per Mcf in the same period of 1996. In addition, there was an increase in the gas volumes from 133,583 Mcf in the first six months of 1995 to 165,437 Mcf in the first six months of 1996 due primarily to the C-10 well being watered out and the C-4 well being sanded in throughout the second quarter of 1995. A decrease in crude oil production from 131,690 barrels in the first six months of 1995 to 107,996 barrels in the first six months of 1996 and an increase in the average crude oil price from $16.25 per barrel in the first six months of 1995 to $17.33 per barrel for the same period in 1996 resulted in a decrease in crude oil revenues from $2,140,011 in the first six months of 1995 to $1,871,528 in the first six months of 1996. The decrease in crude oil production was primarily due to a continued natural production decline on this property. Operating expenses increased from $614,243 in the first six months of 1995 to $790,594 in the first six months of 1996 due primarily to a compressor repair in the second quarter of 1996. Capital expenditures increased from $36,972 in the first six months of 1995 to $1,974,279 for the same period in 1996 due primarily to the drilling of the F-2 delineation gas well on this property in the first quarter of 1996.

     Eugene Island 339 gas revenues increased from $710,587 in the first six months of 1995 to $805,359 in the first six months of 1996 due primarily to an increase in the average price received for natural gas from $1.79 per Mcf in the first six months of 1995 to $2.73 per Mcf for the same period in 1996. The increase in the average price received was partially offset by a decrease in gas volumes from 381,282 Mcf in the first six months of 1995 to 294,744 Mcf in the first six months of 1996. The decrease in gas volumes was due primarily to a revised volume allocation between purchasers of approximately 45,300 Mcf (11,325 Mcf net to the Trust) in favor of the Working Interest Owner on this property in the first quarter of 1995 and a continued natural production decline on this property. Crude oil revenues increased from $1,448,692 in the first six months of 1995 to $5,910,665 in the first six months of 1996 due primarily to an increase in volumes from 90,826 barrels in the first six months of 1995 to 364,522 barrels for the same period in 1996. The increase in volumes was primarily attributable to the wells being temporarily shut in on this property in the first quarter of 1995 and to volumes being understated in 1995 on the B-13 well. The B-13 well adjustment was made in the first quarter of 1996. In addition, there was an increase in the average price received for crude oil and condensate from $15.95 per barrel in the first six months of 1995 to $16.21 per barrel for the same period in 1996. Operating expenses decreased from $846,596 in the first six months of 1995 to $614,672 in the first six months of 1996 due primarily to a reduction in environmental compliance costs and a service facilities credit on this property in the first quarter of 1996.

     West Cameron 643 gas revenues increased from $414,586 in the first six months of 1995 to $2,041,628 in the first six months of 1996 primarily due to an increase in gas volumes. Gas volumes increased from 252,768 Mcf in the first six months of 1995 to 803,814 Mcf for the same period in 1996 primarily due to successful workovers on the A-2 and A-9 wells in the first quarter of 1996 and the successful drilling of the B-8 sidetrack well during the second quarter of 1996. In addition, there was an increase in the average price received for natural gas from $1.64 per Mcf in the first six months of 1995 to $2.54 per Mcf in the first six months of 1996. Capital expenditures increased from $244,497 in the first six months of 1995 to $1,951,892 for the same period in 1996 due primarily to costs associated with workovers on the A-2, A-6, A-9, A-10, A-16 and B-3 wells on this property in the first quarter of 1996.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

     Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1995 future net revenues attributable to the Trust's royalty interests approximated $7.7 million. Such reserve study also indicates that approximately 70% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next 4 years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1995 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1995, a net deposit of approximately $97,200 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures on the Royalty Properties. In the first six months of 1996, there was also a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,321,000. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs and abandonment costs in connection with the Ship Shoal 182/183 drilling. As of June 30, 1996, approximately $3,893,000 remained in the Special Cost Escrow Account.

     Capital expenditures and drilling programs by the Working Interest Owners, such as those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, can have a significant impact on the amount of deposits into the Special Cost Escrow account. Such deposits can result in a significant reduction in royalty income in the periods in which such deposits are made, including the possibility that no royalty income would be received in such periods.

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

                                             ROYALTY PROPERTIES
                                             THREE MONTHS ENDED
                                                JUNE 30,(1)
                                       ------------------------------
                                            1996            1995
                                       --------------  --------------
Crude oil and condensate (bbls)......         158,077         121,694
Natural gas and gas products (Mcf)...         897,287         490,437
Crude oil and condensate average
  price, per bbl.....................  $        18.49  $        16.66
Natural gas average price, per Mcf
  (excluding gas products)...........  $         2.70  $         1.55

Crude oil and condensate revenues....  $    2,922,715  $    2,027,148
Natural gas and gas products
  revenues...........................       2,417,520         790,811
Production expenses..................      (1,383,912)       (844,487)
Capital expenditures.................      (2,210,228)        (24,345)
Undistributed Net Loss (Income)(2)...        (483,963)       (285,675)
(Provision for) Refund of escrowed
  special costs......................      (1,262,132)       (151,724)
                                       --------------  --------------
NET PROCEEDS.........................               0       1,511,728
Royalty interest.....................            x25%            x25%
                                       --------------  --------------
Partnership share....................               0         377,932
Trust interest.......................         x99.99%         x99.99%
                                       --------------  --------------
Trust share..........................  $            0  $      377,894
                                       ==============  ==============
- ------------
(1) The amounts for the three months ended June 30, 1996 and 1995 represent actual production for the periods February 1996 through April 1996 and February 1995 through April 1995, respectively.

(2) Undistributed net loss represents negative Net Proceeds, generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 1996, the loss carryforward was $2,463,260 ($615,815 net to the Trust).

                                             ROYALTY PROPERTIES
                                        SIX MONTHS ENDED JUNE 30,(1)
                                       ------------------------------
                                            1996            1995
                                       --------------  --------------
    Crude oil and condensate
    (bbls)...........................         474,075         226,612
    Natural gas and gas products
    (Mcf)............................       1,390,059         999,187
    Crude oil and condensate average
    price, per bbl...................  $        16.47  $        16.12
    Natural gas average price, per
    Mcf (excluding gas products).....  $         2.60  $         1.68
    Crude oil and condensate
    revenues.........................  $    7,808,076  $    3,653,812
    Natural gas and gas products
    revenues.........................       3,607,889       1,726,988
    Production expenses..............      (2,410,962)     (1,767,467)
    Capital expenditures.............      (4,011,591)       (330,613)
    Undistributed Net Loss
    (Income)(2)......................         292,568        (332,156)
    (Provision for) Refund of
    escrowed special costs...........      (5,285,980)       (388,856)
                                       --------------  --------------
    NET PROCEEDS.....................               0       2,561,708
    Royalty interest.................            x25%            x25%
                                       --------------  --------------
    Partnership share................               0         640,427
    Trust interest...................         x99.99%         x99.99%
                                       --------------  --------------
    Trust share......................  $            0  $      640,363
                                       ==============  ==============
- ------------
(1) The amounts for the six months ended June 30, 1996 and 1995 represent actual production for the periods November 1995 through April 1996 and November 1994 through April 1995, respectively.

(2) Undistributed net loss represents negative Net Proceeds, generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 1996, the loss carryforward was $2,463,260 ($615,815 net to the Trust).

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)


                                                         SEC FILE OR
                                                        REGISTRATION     EXHIBIT
                                                           NUMBER        NUMBER
                                                           -------       ------
 4(a)* -- Trust Agreement dated as of January 1,
          1983, among Tenneco Offshore Company, Inc.,
          Texas Commerce Bank National Association,
          as corporate trustee, and Horace C. Bailey,
          Joseph C. Broadus and F. Arnold Daum, as
          individual trustees (Exhibit 4(a) to Form
          10-K for the year ended December 31, 1992
          of TEL Offshore Trust)                           0-6910          4(a)

 4(b)* -- Agreement of General Partnership of TEL
          Offshore Trust Partnership between Tenneco
          Oil Company and the TEL Offshore Trust,
          dated January 1, 1983 (Exhibit 4(b) to
          Form 10-K for year ended December 31, 1992
          of TEL Offshore Trust)                           0-6910          4(b)

 4(c)* -- Conveyance of Overriding Royalty Interests
          from Exploration I to the Partnership
          (Exhibit 4(c) to Form 10-K for year ended
          December 31, 1992 of TEL Offshore Trust)         0-6910          4(c)

 4(d)* -- Amendments to TEL Offshore Trust Trust
          Agreement, dated December 7, 1984
          (Exhibit 4(d) to Form 10-K for year ended
          December 31, 1992 of TEL Offshore Trust)         0-6910          4(d)

 4(e)* -- Amendment to the Agreement of General
          Partnership of TEL Offshore Trust Partnership,
          effective as of January 1, 1983 (Exhibit 4(e)
          to Form 10-K for year ended December 31, 1992
          of TEL Offshore Trust)                           0-6910          4(e)

10(a)* -- Purchase Agreement, dated as of December 7,
          1984 by and between Tenneco Oil Company and
          Tenneco Offshore II Company (Exhibit 10(a)
          to Form 10-K for year ended December 31, 1992,
          of TEL Offshore Trust)                           0-6910         10(a)

10(b)* -- Consent Agreement, dated November 16, 1988,
          between TEL Offshore Trust and Tenneco Oil
          Company (Exhibit 10(b) to Form 10-K for year
          ended December 31, 1988 of TEL Offshore Trust)   0-6910         10(b)

10(c)* -- Assignment and Assumption Agreement, dated
          November 17, 1988, between Tenneco Oil Company
          and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to
          Form 10-K for year ended December 31, 1988 of
          TEL Offshore Trust)                              0-6910         10(c)

10(d)* -- Gas Purchase and Sales Agreement Effective
          September 1, 1993 between Tennessee Gas
          Pipeline Company and Chevron U.S.A. Production
          Company (Exhibit 10(d) to Form 10-K for year
          ended December 31, 1993 of TEL Offshore Trust)   0-6910         10(d)

27(a)  -- Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TEL OFFSHORE TRUST

                                   By: Texas Commerce Bank National Association,
                                       Corporate Trustee
                                   By: /s/ MICHAEL J. ULRICH
                                       --------------------------
                                           MICHAEL J. ULRICH
                                       SENIOR VICE PRESIDENT AND
                                             TRUST OFFICER

Date:  August 9, 1996

     The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.