Form 10-Q
period 1996-09-30
TEL OFFSHORE TRUST
filed 1996-11-05
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO
    ______________________

                         COMMISSION FILE NUMBER: 0-6910

                            ------------------------

                               TEL OFFSHORE TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                           76-6004064
      (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

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

     As of November 1, 1996 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

================================================================================

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               TEL OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                       --------------------------  ------------------------
                                           1996          1995         1996         1995
                                       ------------  ------------  ----------  ------------
Royalty income.......................  $    785,708  $    468,689  $  785,708  $  1,109,052
Interest income......................         4,709         8,406      22,018        22,110
                                       ------------  ------------  ----------  ------------
                                            790,417       477,095     807,726     1,131,162
Decrease (increase) in reserve for
  future Trust expenses..............       (99,536)     (128,169)    185,381      (289,525)
General and administrative
  expenses...........................      (100,464)      (71,831)   (402,690)     (310,475)
                                       ------------  ------------  ----------  ------------
Distributable income.................  $    590,417  $    277,095  $  590,417  $    531,162
                                       ============  ============  ==========  ============
Distributions per Unit (4,751,510
  Units).............................  $    .124258  $    .058317  $  .124258  $    .111787
                                       ============  ============  ==========  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996            1995
                                                     ----------      ----------
                                                     (UNAUDITED)
ASSETS
Cash and cash equivalents ....................       $1,582,968      $1,261,606
Net overriding royalty interest in producing
  oil and gas properties net of accumulated
  amortization of $27,329,066 and
  $27,196,037, respectively ..................          938,589       1,071,618
                                                     ----------      ----------
Total assets .................................       $2,521,557      $2,333,224
                                                     ==========      ==========
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders .........       $  590,417      $   83,674
Reserve for future Trust expenses ............          992,551       1,177,932
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial
  interest authorized and outstanding) .......          938,589       1,071,618
                                                     ----------      ----------
Total liabilities and Trust corpus ...........       $2,521,557      $2,333,224
                                                     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                           1996          1995          1996          1995
                                       ------------  ------------  ------------  ------------
Trust corpus, beginning of period....  $  1,071,618  $  1,232,357  $  1,071,618  $  1,343,475
Distributable income.................       590,417       277,095       590,417       531,162
Distributions payable to Unit
  holders............................      (590,417)     (277,095)     (590,417)     (531,162)
Amortization of net overriding
  royalty interest...................      (133,029)     (101,018)     (133,029)     (212,136)
                                       ------------  ------------  ------------  ------------
Trust corpus, end of period..........  $    938,589  $  1,131,339  $    938,589  $  1,131,339
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

     On December 1, 1994, Texaco Exploration and Production Inc. ("Texaco") acquired three of the Royalty Properties from Chevron. The Royalty Properties acquired by Texaco were West Cameron 643, East Cameron 370 and East Cameron 371. As a result of such acquisition, Texaco replaced Chevron as the Working Interest Owner of such properties on December 1, 1994. Texaco also assumed Chevron's obligations under the Conveyance with respect to such properties.

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

     Unless the context in which such terms are used indicates otherwise, in these Notes the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992 and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994 and with respect to the same properties except West Cameron 643, East Cameron 370 and East Cameron 371 thereafter; Pennzoil with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995 and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643, East Cameron 370 and East Cameron 371 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995).

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

     The financial statements of the Trust are prepared on the following basis:

          (a) Royalty income is recorded when received by the Corporate Trustee on the last business day of each calendar quarter; and

          (b) Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses, as discussed in Note 6.

     This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the overriding royalty interest, which is calculated based on units-of-production, is charged directly to Trust corpus since such amount does not affect distributable income.

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1995, a net deposit of approximately $95,300 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures on the Royalty Properties. In the first nine months of 1996, there was also a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,493,500. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

and abandonment costs in connection with the Ship Shoal 182/183 drilling. As of September 30, 1996, approximately $4,065,500 remained in the Special Cost Escrow Account.

     Capital expenditures and drilling programs by the Working Interest Owners, such as those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q can have a significant impact on the amount of deposits into the Special Cost Escrow Account. Such deposits can result in a significant reduction in royalty income in the periods in which such deposits are made, including the possibility that no royalty income would be received in such periods.

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During the first six months of 1996, the Trust received no royalty income and used approximately $284,900 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for such period. In the third quarter of 1996, payments of royalty income to the Trust resumed and general and administrative expenses of the Trust were approximately $100,500. Accordingly, the Trust's cash reserve was increased by approximately $99,500 in such quarter, bringing the total amount of the Trust's cash reserves at September 30, 1996 to $992,551.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $160,200 has been recovered from the Trust by the Working Interest Owner through the third quarter of 1996, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Distributions to Unit holders for the three months ended September 30, 1996 amounted to $590,417 or $.124258 per Unit as compared to $277,095 or $.058317 per Unit for the same period in 1995. The increase in distributable income for the third quarter of 1996 was primarily due to a signficant increase in natural gas revenues in the third quarter of 1996, as compared to the third quarter of 1995.

     Gas revenues increased approximately 636% in the third quarter of 1996 compared to the third quarter of 1995 primarily due to a 401% increase in gas volumes, which was primarily attributable to production from three new wells on the West Cameron 643 property. In addition, there was a 49% increase in the average price received for natural gas from $1.66 per Mcf in the third quarter of 1995 to $2.48 per Mcf in the third quarter of 1996. Crude oil and condensate revenues increased approximately 10% in the third quarter of 1996 in comparison to the same period in 1995 primarily due to an 11% increase in the average price received from $16.38 per barrel in the third quarter of 1995 to $18.24 per barrel in the third quarter of 1996. The increase in average price was slightly offset by a 2% decrease in crude oil and condensate volumes from the 1995 third quarter to the 1996 third quarter. The Trust's share of capital expenditures increased by approximately $528,300 in the third quarter of 1996 as compared to the same period in 1995 due primarily to expenses incurred on the B-11, B-12 and F-2 wells drilled on the Ship Shoal 182/183 property in the first and second quarters of 1996. The Trust's share of operating expenses increased by approximately $77,800 in the third quarter of 1996 as compared to the same period in 1995 due primarily to expenses incurred in the third quarter of 1996 in connection with the A-10 well workover on the West Cameron 643 property.

     For the third quarter of 1996, the Trust had undistributed net income of approximately $77,200. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the third quarter of 1996 was primarily related to a loss carryforward associated with six well workovers on the West Cameron 643 property conducted in the first quarter of 1996. As of September 30, 1996, the loss carryforward was $2,154,332 ($538,583 net to the Trust). This loss carryforward relates primarily to the Eugene Island 348 gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     In the third quarter of 1996, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $172,500, compared to a release of funds from the Special Cost Escrow Account of $1,875 net to the Trust in the third quarter of 1995. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Distributions to Unit holders for the nine months ended September 30, 1996 amounted to $590,417 or $.124258 per Unit as compared to $531,162 or $.111787 per Unit for the same period in 1995. The increase in distributable income for the first nine months of 1996 was primarily due to an increase in natural gas revenues in the first nine months of 1996, as compared to the first nine months of 1995.

     Gas revenues increased approximately 266% in the first nine months of 1996 as compared to the first nine months of 1995 primarily due to a 148% increase in gas volumes, which increase was primarily attributable to production from three new wells on the West Cameron 643 property. In addition, there was a 51% increase in the average price received for natural gas from $1.68 per Mcf in the first nine months of 1995 to $2.53 per Mcf in the first nine months of 1996. Crude oil and condensate revenues increased approximately 72% in the first nine months of 1996 as compared to the same period in 1995 primarily due to a 66% increase in crude oil and condensate volumes. The increase in volumes was primarily attributable to a well adjustment of 187,000 barrels on the B-13 well on the Eugene Island 339 property in the first quarter of 1996. In addition, there was an increase in the average price received from $16.22 per barrel in the first nine months of 1995 to $16.88 per barrel in the first nine months of 1996. The Trust's share of capital expenditures increased by approximately $1,449,000 in the first nine months of 1996 as compared to the same period in 1995 due primarily to six workovers on the West Cameron 643 property and to drilling the F-2, B-11 and B-12 wells on the Ship Shoal 182/183 property in the first nine months of 1996. The Trust's share of operating expenses increased by approximately $172,200 in the first nine months of 1996 as compared to the same period in 1995 due primarily to a compressor repair on the Ship Shoal 182/183 property in the first quarter of 1996 and expenses incurred in connection with the A-10 well workover on the West Cameron 643 property in the third quarter of 1996.

     For the first nine months of 1996, the Trust had undistributed net income of approximately $4,100. The undistributed net income in the first nine months of 1996 was primarily related to a loss carryforward associated with six well workovers on the West Cameron 643 property in the first quarter of 1996.

     In the first nine months of 1996 there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,493,500. During the first nine months of 1995, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $95,300. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During the first six months of 1996, the Trust received no royalty income and used approximately $284,900 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for such period. In the third quarter of 1996, payments of royalty income to the Trust resumed and general and administrative expenses of the Trust were approximately $100,500. Accordingly, the Trust's cash reserve was increased by approximately $99,500 in such quarter, bringing the total amount of the Trust's cash reserve at September 30, 1996 to $992,551.

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

     On October 22, 1996, the Trust Units were delisted from the Nasdaq SmallCap Market. The delisting was a result of a determination by Nasdaq that the Trust would not be able to sustain long-term compliance with Nasdaq continued listing standards. The Trust has been advised by Nasdaq that the Trust Units are being traded on the OTC Bulletin Board. The Trust Units may also be traded on pink sheets.

OPERATIONAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 gas revenues increased from $119,527 in the third quarter of 1995 to $123,463 in the third quarter of 1996, primarily due to an increase in the average natural gas sales price for Ship Shoal 182/183 from $1.94 per Mcf in the third quarter of 1995 to $2.55 per Mcf in the same period of 1996. The increase in sales price was offset by a decrease in gas volumes. Gas volumes decreased from 60,447 Mcf in the third quarter of 1995 to 49,448 Mcf in the third quarter of 1996 due primarily to a compressor shut down for six weeks in the third quarter of 1996 for repairs and a continued natural production decline on this property. The majority of the gas from this property is being purchased by Tennessee Gas Pipeline Company ("Tennessee Gas") at a calculated monthly price based on the spot market rate. In addition, the Working Interest Owner has advised the Trust that approximately 52,500 Mcf have been overtaken by the Working Interest Owner from this property as of July 31, 1996. The Trust's share of this overtake position is approximately 13,125 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. A decrease in crude oil production from 62,930 barrels in the third quarter of 1995 to 55,916 barrels in the third quarter of 1996 and an increase in the average crude oil price from $16.40 per barrel in the third quarter of 1995 to $18.60 per barrel for the same period in 1996 resulted in an increase in crude oil revenues from $1,032,141 in the third quarter of 1995 to $1,040,053 in the third quarter of 1996. The decrease in crude oil production was primarily due to a continued natural production decline on this property. Operating expenses increased from $409,364 in the third quarter of 1995 to $432,793 in the third quarter of 1996. Capital expenditures increased $1,507,218 in the third quarter of 1996 compared to the third quarter of 1995 due primarily to the drilling of the F-2 delineation gas well and the B-11 and B-12 developmental oil wells in the first nine months of 1996. The Working Interest Owner has advised the Trust that the B-13 well drilling was begun in the third quarter of 1996. The estimated cost of drilling the four wells and the related platform improvements on this property is $10.5 million ($2.625 million net to the Trust). Production on the B-11, B-12 and B-13 wells is scheduled to begin in the fourth quarter of 1996.

     Eugene Island 339 gas revenues increased from $148,123 in the third quarter of 1995 to $214,286 in the third quarter of 1996 due primarily to an increase in the average price received for natural gas from $1.60 per Mcf in the third quarter of 1995 to $2.68 per Mcf in the third quarter of 1996. The increase in average price was partially offset by a decrease in gas volumes from 87,650 Mcf in the third quarter of 1995 to 79,230 Mcf for the same period in 1996. The decrease in gas volumes was primarily due to the shut down of a booster pumping station and a continued natural production decline on this property. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 325,500 Mcf on this property as of July 31, 1996. The Trust's share of this overtake position is approximately 81,375 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. The gas from this property is currently committed to Tennessee Gas pursuant to an agreement providing for gas to be purchased at a calculated monthly price based on the spot market rate. Crude oil and condensate revenues increased from $1,340,167 in the third quarter of 1995 to $1,596,404 in the third quarter of 1996 due primarily to an increase in the average price received for crude oil and condensate from $16.37 per barrel in the third quarter of 1995 to $18.00 per barrel in the third quarter of 1996. In addition, there was an increase in volumes from 81,878 barrels in the third quarter of 1995 to 88,684 barrels for the same period of 1996. The increase in 1996 volumes was primarily due to volumes on the B-13 well being understated in 1995. The B-13 well adjustment was made in the first quarter of 1996. Operating expenses decreased from $340,575 in the third quarter of 1995 to $229,038 in the third quarter of 1996 due primarily to a service facilities credit of approximately $77,000 ($19,250 net to the Trust) in the third quarter of 1996. The Working Interest Owner has advised the Trust that it intends to pursue drilling on this property in 1997 if drilling on nearby non-Trust properties in 1996 is successful.

     West Cameron 643 gas revenues increased from $290,666 in the third quarter of 1995 to $4,889,460 in the third quarter of 1996 due primarily to an increase in gas volumes. Gas volumes increased from 185,172 Mcf in the third quarter of 1995 to 1,976,704 Mcf in the third quarter of 1996 primarily due to the successful B-5, B-8 and B-9 wells drilled on this property in the second quarter of 1996. In addition, there was an increase in the average price received for natural gas from $1.57 per Mcf in the third quarter of 1995 to $2.47 per Mcf for the same period in 1996. Operating expenses increased from $79,275 in the third quarter of 1995 to $319,993 in the third quarter of 1996 due primarily to expenses incurred in the third quarter of 1996 in connection with the workover on the A-10 well. Capital expenditures increased from $358,691 in the third quarter of 1995 to $861,982 in the third quarter of 1996 due primarily to costs associated with workovers on the A-2 and A-9 wells on this property in the first quarter of 1996. The Working Interest Owner advised the Trust that as a result of the successful drilling of the B-5, B-8 and B-9 wells, its estimates of proved reserves on this property have increased by approximately 12,000 barrels of crude oil and condensate (3,000 barrels net to the Trust) and 9,600,000 Mcf of natural gas (2,400,000 Mcf net to the Trust). The Working Interest Owner has advised the Trust that some of the future income from production on the B-5, B-8, and B-9 wells may be offset significantly by drilling expenses and Special Cost Escrow deposits related to such wells. The Working Interest Owner has advised the Trust that it expects the costs of drilling the B-5 and B-9 wells of approximately $4.35 million ($1.0875 million net to the Trust) to affect Trust expenses in the fourth quarter of 1996.

     The Working Interest Owner on the East Cameron 371 property has advised the Trust that in June 1996, it drilled an exploratory well on a non-Trust property adjacent to the East Cameron 371 property. The Trust has an interest in this well pursuant to a pooling agreement between the Working Interest Owner and Columbia Gas Development Corporation, the owner of East Cameron 381, the adjacent non-Trust property. The pooling agreement covers reserves located in a reservoir underlying the East Cameron 371 Trust property and East Cameron 381. The East Cameron 381 exploratory well was successfully drilled at an estimated cost of $637,500 ($159,375 net to the Trust). Another well is scheduled to be drilled on East Cameron 371 in the fourth quarter of 1996 at an estimated cost of $757,500 ($189,375 net to the Trust). If the fourth quarter drilling is successful, the Working Interest Owner plans to build a platform in 1997 or 1998 at an estimated cost of $9 million ($2.25 million net to the Trust). Production on these two wells cannot begin until the platform is built.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 gas revenues increased from $353,661 in the first nine months of 1995 to $576,296 in the first nine months of 1996, primarily due to the increase in the average natural gas sales price from $1.81 per Mcf in the first nine months of 1995 to $2.77 per Mcf in the same period of 1996. In addition, there was an increase in gas volumes from 194,030 Mcf in the first nine months of 1995 to 214,885 Mcf in the first nine months of 1996 due primarily to the C-10 well being watered out and the C-4 well being sanded in throughout the second quarter of 1995. A decrease in crude oil production from 194,620 barrels in the first nine months of 1995 to 163,912 barrels in the first nine months of 1996 and an increase in the average crude oil price from $16.30 per barrel in the first nine months of 1995 to $17.76 per barrel for the same period in 1996 resulted in a decrease in crude oil revenues from $3,172,152 in the first nine months of 1995 to $2,911,581 in the first nine months of 1996. The decrease in crude oil production was primarily due to a continued natural production decline on this property. Operating expenses increased from $1,023,607 in the first nine months of 1995 to $1,223,387 in the first nine months of 1996 due primarily to a compressor repair in the second quarter of 1996. Capital expenditures increased from $35,388 in the first nine months of 1995 to $3,479,913 for the same period in 1996 due primarily to the drilling of the F-2 delineation gas well and the B-11 and B-12 developmental oil wells in the first nine months of 1996.

     Eugene Island 339 gas revenues increased from $858,710 in the first nine months of 1995 to $1,019,645 in the first nine months of 1996 due primarily to an increase in the average price received for natural gas from $1.75 per Mcf in the first nine months of 1995 to $2.72 per Mcf for the same period in 1996. The increase in the average price received was partially offset by a decrease in gas volumes from 468,932 Mcf in the first nine months of 1995 to 373,974 Mcf in the first nine months of 1996. The decrease in gas volumes was due primarily to the shut down of a booster pumping station in the third quarter of 1996 and a continued natural production decline on this property. Crude oil and condensate revenues increased from $2,788,859 in the first nine months of 1995 to $7,507,069 in the first nine months of 1996 due primarily to an increase in volumes from 172,704 barrels in the first nine months of 1995 to 453,206 barrels in the first nine months of 1996. The increase in 1996 volumes was primarily attributable to volumes being understated in 1995 on the B-13 well. The B-13 well adjustment was made in the first quarter of 1996. In addition, there was an increase in the average price received for crude oil and condensate from $16.15 per barrel in the first nine months of 1995 to $16.56 per barrel for the same period in 1996. Operating expenses decreased from $1,187,171 in the first nine months of 1995 to $843,710 in the first nine months of 1996 due primarily to a reduction in environmental compliance costs in the first quarter of 1996 and a service facilities credit on this property in the first and third quarters of 1996.

     West Cameron 643 gas revenues increased from $705,252 in the first nine months of 1995 to $6,931,088 in the first nine months of 1996 primnarily due to an increase in gas volumes. Gas volumes increased from 437,940 Mcf in the first nine months of 1995 to 2,780,518 Mcf for the same period in 1996 primarily due to the successful B-5, B-8 and B-9 wells drilled on this property in the second quarter of 1996 and successful workovers on the A-2 and A-9 wells in the first quarter of 1996. In addition, there was an increase in the average price received for natural gas from $1.61 per Mcf in the first nine months of 1995 to $2.49 per Mcf in the first nine months of 1996. Operating expenses increased from $245,362 in the first nine months of 1995 to $623,224 in the first nine months of 1996 due primarily to expenses incurred in the third quarter of 1996 in connection with the workover on the A-10 well. Capital expenditures increased from $603,188 in the first nine months of 1995 to $2,813,874 for the same period in 1996 due primarily to costs associated with workovers on the A-2, A-6, A-9, A-10, A-16 and B-3 wells on this property in the first quarter of 1996.

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

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1995, a net deposit of approximately $95,300 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures on the Royalty Properties. In the first nine months of 1996, there was also a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,493,500. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs and abandonment costs in connection with the Ship Shoal 182/183 drilling. As of September 30, 1996, approximately $4,065,500 remained in the Special Cost Escrow Account.

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

                                                ROYALTY PROPERTIES
                                                THREE MONTHS ENDED
                                                 SEPTEMBER 30,(1)
                                          ------------------------------
                                               1996            1995
                                          --------------  --------------
Crude oil and condensate (bbls).........         145,021         147,290
Natural gas and gas products (Mcf)......       2,166,953         432,740
Crude oil and condensate average price,
  per bbl...............................  $        18.24  $        16.38
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.48  $         1.66
Crude oil and condensate revenues.......  $    2,644,626  $    2,412,616
Natural gas and gas products revenues...       5,375,933         730,243
Production expenses.....................      (1,396,962)       (908,295)
Capital expenditures....................      (2,483,332)       (370,150)
Undistributed Net Loss (Income)(2)......        (308,949)          3,030
(Provision for) Refund of escrowed
  special costs.........................        (688,168)          7,500
                                          --------------  --------------
NET PROCEEDS............................       3,143,148       1,874,944
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................         785,787         468,736
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $      785,708  $      468,689
                                          ==============  ==============

------------

(1) The amounts for the three months ended September 30, 1996 and 1995 represent actual production for the periods May 1996 through July 1996 and May 1995 through July 1995, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 1996, the loss carryforward was $2,154,332 ($538,583 net to the Trust).

                                                ROYALTY PROPERTIES
                                                NINE MONTHS ENDED
                                                 SEPTEMBER 30,(1)
                                          ------------------------------
                                               1996            1995
                                          --------------  --------------
Crude oil and condensate (bbls).........         619,096         373,902
Natural gas and gas products (Mcf)......       3,557,012       1,431,927
Crude oil and condensate average price,
  per bbl...............................  $        16.88  $        16.22
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.53  $         1.68
Crude oil and condensate revenues.......  $   10,452,702  $    6,066,428
Natural gas and gas products revenues...       8,983,822       2,457,231
Production expenses.....................      (3,807,924)     (2,675,762)
Capital expenditures....................      (6,494,923)       (700,763)
Undistributed Net Loss (Income)(2)......         (16,381)       (329,126)
(Provision for) Refund of escrowed
  special costs.........................      (5,974,148)       (381,356)
                                          --------------  --------------
NET PROCEEDS............................       3,143,148       4,436,652
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................         785,787       1,109,163
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $      785,708  $    1,109,052
                                          ==============  ==============

------------

(1) The amounts for the nine months ended September 30, 1996 and 1995 represent actual production for the periods November 1995 through July 1996 and November 1994 through July 1995, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 1996, the loss carryforward was $2,154,332 ($538,583 net to the Trust).

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                                SEC FILE OR
                                                                                               REGISTRATION      EXHIBIT
                                                                                                  NUMBER         NUMBER
                                                                                               -------------     -------
              4(a)*     --  Trust Agreement dated as of January 1, 1983, among Tenneco             0-6910           4(a)
                            Offshore Company, Inc., Texas Commerce Bank National
                            Association, as corporate trustee, and Horace C. Bailey, Joseph
                            C. Broadus and F. Arnold Daum, as individual trustees (Exhibit
                            4(a) to Form 10-K for the year ended December 31, 1992 of TEL
                            Offshore Trust)
              4(b)*     --  Agreement of General Partnership of TEL Offshore Trust                 0-6910           4(b)
                            Partnership between Tenneco Oil Company and the TEL Offshore
                            Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)
              4(c)*     --  Conveyance of Overriding Royalty Interests from Exploration I          0-6910           4(c)
                            to the Partnership (Exhibit 4(c) to Form 10-K for year ended
                            December 31, 1992 of TEL Offshore Trust)
              4(d)*     --  Amendments to TEL Offshore Trust Trust Agreement, dated                0-6910           4(d)
                            December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
                            December 31, 1992 of TEL Offshore Trust)
              4(e)*     --  Amendment to the Agreement of General Partnership of TEL               0-6910           4(e)
                            Offshore Trust Partnership, effective as of January 1, 1983
                            (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of
                            TEL Offshore Trust)
              10(a)*    --  Purchase Agreement, dated as of December 7, 1984 by and between        0-6910          10(a)
                            Tenneco Oil Company and Tenneco Offshore II Company (Exhibit
                            10(a) to Form 10-K for year ended December 31, 1992, of TEL
                            Offshore Trust)
              10(b)*    --  Consent Agreement, dated November 16, 1988, between TEL                0-6910          10(b)
                            Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form
                            10-K for year ended December 31, 1988 of TEL Offshore Trust)
              10(c)*    --  Assignment and Assumption Agreement, dated November 17, 1988,          0-6910          10(c)
                            between Tenneco Oil Company and TOC-Gulf of Mexico Inc.
                            (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of
                            TEL Offshore Trust)
              10(d)*    --  Gas Purchase and Sales Agreement Effective September 1, 1993           0-6910          10(d)
                            between Tennessee Gas Pipeline Company and Chevron U.S.A.
                            Production Company (Exhibit 10(d) to Form 10-K for year ended
                            December 31, 1993 of TEL Offshore Trust)
              27(a)     --  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     On October 28, 1996, the Trust filed a report on Form 8-K with the Securities and Exchange Commission. The report related to the delisting of the Trust Units from the Nasdaq SmallCap Market, as discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEL OFFSHORE TRUST
                                          By:  Texas Commerce Bank National
                                               Association, Corporate Trustee
                                          By:  /s/ PETE FOSTER
                                                   PETE FOSTER
                                                   SENIOR VICE PRESIDENT
                                                   AND TRUST OFFICER

Date: November 5, 1996

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.