Form 10-K405
period 1996-12-31
TEL OFFSHORE TRUST
filed 1997-03-27
CIK 97148

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ----------------- TO -----------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED
        -------------------                 ---------------------
               NONE                                 NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          UNITS OF BENEFICIAL INTEREST
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 20, 1997, of $1.53125 was $7,275,749.69.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 20, 1997, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

     Documents Incorporated By Reference: None

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
Item  1.   Business......................................................     1
             Description of the Trust....................................     1
               General...................................................     1
               History of the Trust......................................     3
             Description of the Units....................................     5
               Distributions.............................................     5
               Possible Requirement that Units be Divested...............     5
               Liability of Unit Holders.................................     6
               Federal Income Tax Matters................................     6
               Tax-Exempt Organizations..................................     8
               State Law Considerations..................................     8
             Termination of the Trust....................................     8
             Royalty Income, Distributable Income and Total Assets.......     9
             Description of Royalty Properties...........................    10
               Producing Acreage and Wells...............................    10
               Reserves..................................................    10
               Operations and Production.................................    21
             Marketing...................................................    21
               Gas Marketing.............................................    21
               Oil Marketing.............................................    22
             Competition and Regulation..................................    23
               Competition...............................................    23
               Regulation -- General.....................................    23
               Natural Gas Pricing.......................................    23
               Environmental Regulations.................................    26
Item  2.   Properties....................................................    28
Item  3.   Legal Proceedings.............................................    28
Item  4.   Submission of Matters to a Vote of Security Holders...........    28

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters..........................................    29
Item  6.   Selected Financial Data.......................................    29
Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    29
Item  8.   Financial Statements and Supplementary Data...................    36
Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................    47

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............    48
Item 11.   Executive Compensation........................................    48
Item 12.   Security Ownership of Certain Beneficial Owners and Management    48
Item 13.   Certain Relationships and Related Transactions................    48

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................    49
SIGNATURES...............................................................    50

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

                                     PART I
ITEM 1.  BUSINESS.
                            DESCRIPTION OF THE TRUST
GENERAL

     The TEL Offshore Trust ("Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, Texas Commerce Bank National Association ("Corporate Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is 713-216-5712. George Allman, Jr., W. Leslie Duffy and Richard L. Melton serve as individual trustees ("Individual Trustees") of the Trust. The Individual Trustees and the
Corporate Trustee may hereinafter collectively be referred to as Trustees.

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

     On October 1, 1995, SONAT Exploration Company ("SONAT") acquired the East Cameron 354 property from Pennzoil. In addition, on October 1, 1995, Amoco Production Company ("Amoco") acquired the Eugene Island 367 property from Pennzoil. As a result of such acquisitions, SONAT and Amoco replaced Pennzoil as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, on October 1, 1995, and also assumed Pennzoil's obligations under the Conveyance with respect to such properties.

     Chevron remains the Managing General Partner of the Partnership. The Royalty Properties continue to be subject to the Royalty, and the Trust and Partnership, in general, continue to operate as if the above-described sales of the Royalty Properties had not occurred.

     Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" as used herein generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West

Cameron 643 thereafter; Pennzoil with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995).

     A total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. On October 22, 1996, the Trust Units were delisted from the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market. The delisting was a result of a determination by NASDAQ that the Trust would not be able to sustain long-term compliance with NASDAQ continued listing standards. The Trust has been advised by NASDAQ that the Trust Units are being traded on the OTC Bulletin Board. The Trust Units may also be traded on pink sheets. From inception of the Trust to December 31, 1996, distributions to Unit holders totaled approximately $68,715,000, or approximately $14.46 per Unit.

     The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefor established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $30.9 million as of October 31, 1996. (See "Termination of the Trust" and Note
8 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

     Under the Conveyance and the Partnership Agreement, the Trust is entitled to its share (99.99%) of 25% of the Net Proceeds, as hereinafter defined, realized from the sale of the oil, gas and associated hydrocarbons when produced from the Royalty Properties. See "Description of Royalty Properties." The Conveyance provides that the Working Interest Owners will calculate, for each quarterly period commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from its oil and gas properties for the period. "Net Proceeds" means for each quarterly period, the excess, if any, of the Gross Proceeds, as hereinafter defined, for such period over Production Costs, as hereinafter defined, for such period. "Gross Proceeds" means the amounts received by the Working Interest Owners from the sale of oil, gas and associated hydrocarbons produced from the properties burdened by the Royalty, subject to certain adjustments. Gross Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas. "Production Costs" means, generally, costs incurred on an accrual basis by the Working Interest Owners in operating the Royalty Properties, including capital and non-capital costs. In general, Net Proceeds are computed on an aggregate basis and consist of the aggregate proceeds to the Working Interest Owners from the sale of oil and gas from the Royalty Properties less (a) all direct costs, charges and expenses incurred by the Working Interest Owners in exploration, production, development, drilling and other operations on the Royalty Properties (including secondary recovery operations); (b) all applicable taxes (including severance and ad valorem taxes) excluding income taxes; (c) all operating charges directly associated with the Royalty Properties; (d) an allowance for costs, computed on a current basis at a rate equal to the prime rate of The Chase Manhattan Bank (National Association) plus 1/2% on all amounts by which, and for only so long as, costs and expenses for the Royalty Properties incurred for any quarter have exceeded the proceeds of production from such Royalty Properties for such quarter; (e) applicable charges for certain overhead expenses as provided in the Conveyance; (f) the management fees and expense reimbursements owing the Working Interest Owners; and (g) a special cost reserve for the future costs to be incurred by the Working Interest Owners to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities from the Royalty Properties and for future drilling projects and other estimated future capital expenditures on the Royalty Properties. The Trustees are not obligated to return any royalty income received in any period, but future amounts otherwise payable shall be reduced by the amount of any prior overpayments of such royalty income. The Working Interest Owners are required to maintain books and records sufficient to determine amounts payable under the Royalty. The Working Interest Owners are also required to deliver to the Corporate Trustee a statement of the computation of Net Proceeds no later than the tenth business day prior to the quarterly record date.

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

     As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, Pennzoil acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by Pennzoil were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, Pennzoil replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, Texaco acquired one of the Royalty Properies from Chevron. The Royalty Property acquired by Texaco is West Cameron 643. As a result of such acquisition, Texaco replaced Chevron as the Working Interest Owner of such property and assumed Chevron's obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from Pennzoil. As a result of such acquisitions, SONAT and Amoco replaced Pennzoil as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed Pennzoil's obligations under the Conveyance with respect to such properties on October 1, 1995.

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

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a Unit will result in capital gain or loss measured by the difference between the basis in the Unit and the amount realized. Such gain or loss would be capital gain or loss if such Unit was held by the Unit holder as a capital asset, either long-term or short-term depending on the holding period of the Unit and the then minimum period required to avoid short-term gain or loss. Presently, such period is more than one year for Units acquired before June 23, 1984, or after December 31, 1987. For Units acquired on or between such dates, such period is more than six months. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Depletion attributable to a positive Section 743(b) basis adjustment of a Unit acquired after 1986 will also be subject to recapture as ordinary income upon disposition of the Unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if such Unit was held by the Unit holder as a capital asset.

  FOREIGN UNIT HOLDERS

     In general, a Unit holder who is a nonresident alien individual or which is a foreign corporation (collectively "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Internal Revenue Code of 1986, as amended (the "Code") (or pursuant to any similar provisions of applicable treaties). Upon making such election such Unit holder is entitled to claim all deductions with respect to such income, but he must file a United States income tax return to claim such deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually). However, for tax years beginning after December 31, 1987, such effectively connected income is subjected to withholding equal to the highest applicable percentage (tax rate) -- 39.6% for individual foreign Unit holders and 35% for corporate foreign Unit holders.

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

                            TERMINATION OF THE TRUST

     The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $30.9 million as of October 31, 1996, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 1996, it is estimated that approximately 81% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 4 years. Because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS

     The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

                                                                                                  GROSS WELLS DRILLED
                                                                       WORKING                  AS OF OCTOBER 31, 1996
                                                                      INTEREST                ---------------------------
                                                                       OWNER'S                    WELLS         SUCCESS-
                                                       ACQUISITION    OWNERSHIP                DRILLED(1)      FUL(2)(3)
                                                          DATE        INTEREST      GROSS     -------------    ----------
                      PROPERTY                          (MO.-YR.)        (%)        ACRES     EXPL.    DEV.    OIL    GAS
----------------------------------------------------   -----------    ---------   ---------   -----    ----    ---    ---
East Cameron 354....................................      12-72          50.00        5,000      2        4     0       5
West Cameron 643....................................      12-72          50.00        5,000      2       17     0      13
Eugene Island 339...................................      12-72          50.00        5,000      2       29    27       0
Eugene Island 342...................................      12-72           1.00        5,000      2       20     0      16
Eugene Island 343...................................      12-72           1.00        5,000      4       16     0      17
Eugene Island 348...................................      12-72          50.00        5,000      4        5     0       7
West Cameron 642....................................       1-73          25.00        5,000      3        7     0       7
East Cameron 370(4).................................       1-73          25.00        5,000      3        1     0       4
East Cameron 371....................................       1-73          25.00        5,000      3        1     0       1
Vermilion 246.......................................       1-73          36.30        5,000      3        2     0       3
West Cameron 41 E/2(5)..............................       3-74            .30        2,500     --        0     0       0
Ship Shoal 183 N/2..................................      12-73          66.70        2,500     --       25    24       0
Ship Shoal 183 NW/4 of S/2..........................       4-77          50.00          625     --        1     1       0
Ship Shoal 183 NE/4 of SW/4
  of S/2, SE/4......................................      12-82          50.00        1,875      1       --     1       0
Eugene Island 208...................................       8-73         100.00        1,250     --        3     0       3
Eugene Island 367...................................       3-74           1.60        5,000      2        9     0       9
South Marsh Island 252..............................       3-74            .22        4,997      2       --     0       1
South Timbalier 36..................................       3-74            .30        5,000      2       20     9      11
South Timbalier 37..................................       3-74            .30        5,000      3       18    14       1
                                                                                  ---------   -----    ----    ---    ---
                                                                                     78,747     38      178    76      98
                                                                                  =========   =====    ====    ===    ===

------------
  (1) As of October 31, 1996, there were no wells in the process of drilling. See "Operations" under Item 7 of this report for a discussion of drilling activity during 1996.

  (2) As of October 31, 1996, there were 79 producing completions.

  (3) Multiple completions are counted as one well. South Timbalier 36 has 3 multiple completion wells and South Timbalier 37 has 6 multiple completion wells.

  (4) This lease expired in 1996.

  (5) This lease was abandoned and expired in 1991.

RESERVES

     A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 1996. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 3 and 8 in the Notes to Financial Statements under Item 8 of this Form 10-K.

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

     The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that, as of October 31, 1996, approximately 287,100 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $121,900 in 1996 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $5,000, $150,000 and $5,000 was recovered from the Trust by the Working Interest Owner during 1996, 1995 and 1994, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

                            DEGOLYER AND MACNAUGHTON
                               ONE ENERGY SQUARE
                              DALLAS, TEXAS 75206

                                January 30, 1997

Chevron USA Inc.
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012

Gentlemen:

    Pursuant to your request, we have prepared estimates, as of October 31, 1996, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron USA Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The interest appraised consists of a 25-percent net profits interest in 19 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly comprised of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995.

    Estimates of oil, condensate, and gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserves and revenue

                            DEGOLYER AND MACNAUGHTON

estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

    During this investigation, we consulted freely with the officers and employees of Chevron and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by Chevron with respect to property interests owned by the Trust Partnership, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the Subject Properties.

    Our reserves estimates are based on a detailed study of the Subject Properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the stage of development of the reservoir, and the quality and completeness of basic data.

    Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 1996. Combined net reserves are defined as those reserves remaining after deducting royalties from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership Interest after deducting interests owned by others.

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

                            DEGOLYER AND MACNAUGHTON

PROVED - Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

          DEVELOPED - Reserves that are recoverable from existing wells with current operating methods and expenses.

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

          UNDEVELOPED - Reserves that are recoverable from additional wells yet to be drilled.

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

                            DEGOLYER AND MACNAUGHTON

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

    The properties evaluated consist of 19 leases located offshore from Louisiana. These 19 leases include 13 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 6 leases to which no reserves have been assigned. Pennzoil owns an interest in one of the productive properties and in one of the leases to which no reserves have been assigned. Texaco owns an interest in four of the productive properties. SONAT and Amoco own an interest in one property each, but only the SONAT property is productive.

    The reserves volumes and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined interests, which consist of the Trust Partnership Interest and the interests retained in the Subject Properties by Chevron, Pennzoil, Texaco, SONAT, or Amoco. Net reserves attributable to the Trust Partnership Interests were estimated by allocating to the Trust Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. The formula used to estimate the net reserves attributable to the Trust Partnership Interest is as follows:

                                         TRUST PARTNERSHIP INTEREST
                                             FUTURE NET REVENUE
TRUST PARTNERSHIP INTEREST NET RESERVES =  -----------------------  X  COMBINED NET RESERVES
                                       COMBINED FUTURE GROSS REVENUE

    This formula was applied separately to the Pennzoil, Texaco, SONAT, and Amoco groups of properties and then to the Chevron (remaining properties) group; the results were then added together to obtain the total reserves and revenue for the Trust Partnership Interest. Because the net reserves volumes attributable to the Trust Partnership Interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Trust Partnership Interest will vary if different future price and cost assumptions are used. Trust Partnership Interest net revenue and net reserves estimates included in

                            DEGOLYER AND MACNAUGHTON

this report have been estimated from reserves and revenue attributable to the combined interests using procedures and calculation methods as specified by Chevron and represented by Chevron to be in accordance with the Conveyance of Overriding Royalty Interests.

    Units have been formed for several common reservoirs that underlie the Subject Properties and adjacent leases. In those cases, the estimated gross reserves of the entire reservoir are shown and the resulting combined Trust Partnership and Chevron, Pennzoil, Texaco, SONAT, or Amoco interests in the reservoir unit are used to calculate combined interests net reserves.

    In the Eugene Island Block 339 field, gas from certain properties has been produced and sold, but one owner has not taken its full share of the produced gas. In this case, there is in effect a gas-balancing agreement whereby gas not taken is credited to the account of the owner not currently selling its share of the produced gas. That gas is to be recovered by increasing this party's share of the monthly gas production in the future. The net reserves and revenue shown herein are the future reserves and revenue attributable to the Trust Partnership Interest, including adjustments for the existing balancing agreement in the Eugene Island Block 339 field.

    Data available from wells drilled on the appraised properties through October 1996 were used in estimating gross ultimate recovery. Gross production estimated through October 31, 1996, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves. In most fields, this required that the production rates be estimated for 4 months, since production data for certain properties were available only through June 1996.

    Gas volumes shown herein are salable gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and a pressure base of 14.73 pounds per square inch absolute. Condensate reserves estimated herein are those to be obtained from normal separator recovery.

                            DEGOLYER AND MACNAUGHTON

    Net proved reserves attributable to the Trust Partnership Interest, as of October 31, 1996, are estimated as follows:

                                                  Oil and             Natural
                                                 Condensate             Gas
                                                   (bbl)               (Mcf)
                                                 ----------          ---------
Proved Developed and Undeveloped Reserves
  Reserves as of October 31, 1995                 335,975            1,439,323
  Revisions of Previous Estimates                 687,725            4,041,561
  Improved Recovery                                     0                    0
  Purchases of Minerals in Place                        0                    0
  Extensions, Discoveries, and Other Additions     86,752              984,560
  Production                                     (192,431)          (1,571,919)
  Sales of Minerals in Place                            0                    0
  Reserves as of October 31, 1996                 918,021            4,893,525

Proved Developed Reserves
  Reserves as of October 31, 1995                 201,110              922,502
  Reserves as of October 31, 1996                 917,883            4,885,185

     Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interest. These monthly values for the aggregate of the combined interest in the Subject Properties were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 1997. The future accrual or escrow amounts for each of the three groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 4.5 percent per year as specified by Chevron was credited monthly as a reduction in operating costs. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the five groups of properties (Chevron, Pennzoil, Texaco, SONAT, and Amoco). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of
4.5 percent per year as specified by Chevron. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax

                            DEGOLYER AND MACNAUGHTON

expenses were not taken into account in estimating future net revenue and present worth. No deductions were made in the foregoing reserves for any outstanding production payments.

    Revenue values in this report were estimated using the initial prices and costs provided by Chevron. Future prices were estimated using guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. These guidelines require the use of prices for oil and condensate in effect on October 31, 1996. The initial and future prices and producing rates used in this report have been reviewed by Chevron and it has represented that the gas prices and rates used herein are those that the Trust Partnership could reasonably expect to receive on October 31, 1996. The assumptions used for estimating future prices and costs are as follows:

  OIL AND CONDENSATE PRICES

    Oil and condensate prices applicable in October 1996 were used as initial prices with no increases based on inflation. The initial oil and condensate prices were furnished by Chevron.

  NATURAL GAS PRICES

    Initial gas prices furnished by Chevron were prices in effect on October 31, 1996, and were represented to be in accordance with existing gas contracts. Chevron further represents that these contracts provide for periodic price redeterminations, but do not provide for any fixed or determinable escalations. Therefore, the initial prices were used for the remaining life of the properties.

  OPERATING AND CAPITAL COSTS

    Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1996 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the three leases which are considered depleted and to which no reserves have been assigned.

                            DEGOLYER AND MACNAUGHTON

    A summary of estimated revenue and costs attributable to the combined interest in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 1996, is as follows:

                                                CHEVRON          PENNZOIL        TEXACO        SONAT        AMOCO
                                               PROPERTIES       PROPERTIES     PROPERTIES    PROPERTIES   PROPERTIES       TOTAL
                                               -----------        -------      ----------      -------      ------      -----------
COMBINED INTEREST
  Future Gross Revenue ($) ...............     108,782,723      1,054,610      22,474,711      998,290           0      133,310,334
  Operating Costs ($) ....................     (11,207,676)      (174,800)     (2,248,940)    (240,528)          0      (13,871,944)
  Capital Costs ($) ......................      (5,759,966)      (740,000)     (3,192,768)    (242,439)    (12,392)      (9,947,565)

  Future Net Revenue ($) .................      91,815,081        139,810      17,033,003      515,323     (12,392)     109,490,825
  Cost Escrow as of 10-31-96 ($) .........      14,261,300        214,016       1,638,904      224,756       5,036       16,344,012
  Interest Credit on
    Accrued Balance ($) ..................       1,734,745        152,606         648,457       49,315           0        2,585,123
  Interest on Deficit ($) ................            (193)       (23,986)              0            0           0          (24,179)
  Overhead ($) ...........................      (3,824,375)       (63,591)       (856,868)     (45,857)       (371)      (4,791,062)

  Revenue Subject to
    Net Profits Interest ($) .............     103,986,558        418,855      18,463,496      743,537      (7,727)     123,604,719

TRUST PARTNERSHIP INTEREST
  Future Net Revenue ($)(2) ..............      25,996,592        104,707       4,615,855      185,868           0(3)    30,903,022
  Present Worth
    at 10 Percent ($)(2) .................      20,275,544         76,702       4,042,463      156,215           0(3)    24,550,924

-----------
(1) Includes abandonment costs.

(2) Future income tax expenses were not taken into account in the preparation of these estimates.

(3) Amoco properties do not contribute revenue to the Trust Partnership because of future estimated abandonment costs.

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

                            DEGOLYER AND MACNAUGHTON

    To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of this report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

                                                   Submitted,

                                              /s/  DEGOLYER AND MACNAUGHTON
                                                   DeGOLYER and MacNAUGHTON

                                              /s/  JAMES W. HAIL, JR., P.E.
                                                   James W. Hail, Jr., P.E.
                                    (SEAL)         Senior Vice President
                                                   DeGolyer and MacNaughton

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

     The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $465,000 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

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

     The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 1996 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

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

     Spot domestic natural gas prices and crude oil prices increased in 1996 and early 1997 and are generally higher than prices over the last decade.

     It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

GAS MARKETING

     During 1996, gas sales by the Working Interest Owners under a contract with Tennessee Gas Pipeline Company ("Tennessee Gas") accounted for 66% of total gas revenues from the Royalty Properties. Such contract, as amended, provides for gas to be purchased by Tennessee Gas at a calculated monthly price based on the spot market rate and contains release provisions for gas not taken by Tennessee Gas. The majority of the remaining gas revenues for 1996 were attributable to purchases by Columbia Gas Pipeline Company (14%).

     Effective August 31, 1996, Chevron's Natural Gas Business Unit and Warren Petroleum Company merged with NGC Corp. As a result of this merger, since September 1996 all of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties have been committed and sold to NGC Corp. at spot market index prices. See "Certain Relationships and Related Transactions" under Item 13 of this Form 10-K.

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

     WEST CAMERON 643. West Cameron 643 contributed approximately 81% of the revenues from gas sales from the Royalty Properties in 1996. The average price received for natural gas from all of the Working Interest Owner's purchasers on West Cameron 643 during 1996 was $2.28 per Mcf and the price received for February 1997 was $2.88 per Mcf. The gas from West Cameron 643 is currently committed under the contracts with Tennessee Gas and Columbia Gas Pipeline Company.

     EUGENE ISLAND 339. Eugene Island 339 contributed approximately 9% of the revenues from gas sales from the Royalty Properties in 1996. The average price received for natural gas from all of the Working Interest Owner's purchasers on Eugene Island 339 during 1996 was $2.57 per Mcf and the price received for February 1997 was $3.21 per Mcf. The gas from Eugene Island 339 is committed to NGC Corp., as described above.

     SHIP SHOAL 182/183. Ship Shoal 182/183 contributed approximately 5% of the revenues from gas sales from the Royalty Properties in 1996. The average price received for natural gas from all of the Working Interest Owner's purchasers on Ship Shoal 182/183 during 1996 was $2.53 per Mcf and the price received for February 1997 was $2.93 per Mcf. The gas from Ship Shoal 182/183 is committed to NGC Corp., as described above.

OIL MARKETING

     Crude oil purchases by the Supply and Distribution Department of Chevron and by Texaco Inc. accounted for approximately 85% and 14%, respectively, of total crude oil revenues from the Royalty Properties during 1996.

     The Supply and Distribution Department of Chevron purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1996 ranged from $16.04 per bbl to $22.91 per bbl. The average price of crude oil sold under this arrangement for February 1997 was approximately $19.95 per bbl.

     Texaco Inc. purchases crude oil at prices based on its own published pricing bulletin with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1996 ranged from $18.04 per bbl to $24.26 per bbl. The average crude oil price under this arrangement for February 1997 was approximately $21.36 per bbl.

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

     In September 1988, the NGPA was amended to repeal the requirement of a minimum 15-year term on certain gas contracts. The NGPA had previously imposed a minimum 15-year term on new contracts for new Outer Continental Shelf ("OCS") gas. This requirement was imposed in connection with the termination of the Natural Gas Act regulation of such new OCS gas as a substitute for the Natural Gas Act requirement for FERC approval of abandonment. Since 1978, changes in the gas markets, especially the development of an active spot market and deliverability surplus, caused significant changes in gas contracting practices. Whereas prior to the enactment of the NGPA, long-term contracts were standard, current purchasing patterns involve short-term contracts containing flexible pricing terms. As a consequence, the 15-year contract term requirement became an impediment to marketing of competitively priced new OCS gas. Repeal of this prohibition brings the NGPA into conformance with current contracting practice and the reality of the market.

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

     On April 8, 1992, the FERC issued Order No. 636, which implemented a major restructuring of interstate pipeline operations in order to enhance the competitive structure of the pipeline industry and maximize the benefits of a competitive wellhead market resulting from wellhead price decontrols. Order No. 636 requires, among other things, that all interstate pipelines eliminate their bundled city gate sales services by unbundling their sales services from their transportation services. Unbundled sales customers have been given the right to reduce their firm sales entitlements in whole or in part, thereby enabling such customers to negotiate with other parties for long-term supplies. Order No. 636 also requires that open access pipelines provide transportation services comparable in quality for all gas supplies, whether purchased from the pipeline or elsewhere. The FERC would require that operational terms and conditions imposed on a pipelines transportation service result in nondiscriminatory treatment for pipeline sales gas and third party sales gas. In this way, pipelines, producers, marketers and all other merchants of gas would be able to compete on an equal footing. The stated purpose of Order No. 636 is to create a national gas market where a buyer can reach many sellers by meaningful access to the pipeline transportation grid. On August 3, 1992, the FERC issued Order No. 636-A, which largely reaffirmed Order No. 636 and denied stay of the implementation of the new rule pending judicial review. On November 27, 1992, the FERC issued Order No. 636-B, which uniformly upheld the regulations adopted in Order Nos. 636 and 636-A. As a result of these orders, individual so-called "restructuring" proceedings were established for each interstate pipeline to develop particularized features and procedures for each pipeline's system to implement Order No. 636. On July 16, 1996, the D.C. Circuit issued its opinion on review of Order No. 636. The opinion upheld most elements of Order No. 636 including the unbundling of sales and transmission services, curtailment of pipeline capacity, implementation of the capacity release program and the mandatory imposition of straight-fixed-variable ("SFV") rate design for interstate pipelines. The D.C. Circuit did remand certain aspects of Order No. 636 to the Commission for further explanation including, INTER ALIA, the right-of-first-refusal mechanism, the eligibility of customers to receive notice transportation service, and SFV mitigation measures. The Order No. 636 remand is pending before the Commission. Appeals of individual pipeline restructuring orders are still pending before the D.C. Circuit.

     Although the Working Interest Owners are unable to predict the consequences of the new rules, the Working Interest Owners believe such rules could have a significant effect on all segments of the natural gas industry. Although the new rules do not directly regulate gas producers such as Working Interest Owners, the FERC has stated that the rules are intended primarily to foster increased competition in the natural gas industry and to allow more accurate price signals to be transmitted from consumers to producers, such as the Working Interest Owners.

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

     On February 28, 1996, the FERC issued a Statement of Policy regarding the application of its jurisdiction under the NGA and the Outer Continental Shelf Lands Act over new natural gas facilities and services on the Outer Continental Shelf ("OCS"). In its Policy Statement, the FERC concluded that it will retain its existing primary function test to determine whether particular facilities on the OCS constitute gathering facilities exempt from the FERC's NGA jurisdiction. However, the FERC added a new factor to its primary function test for facilities that are designed to collect gas produced in water depths of 200 meters or more. Such facilities now will be presumed to qualify as gathering facilities up to the point or points of potential connection with the interstate pipeline grid. Downstream of that point, the facilities will be evaluated under the existing primary function test. Existing interstate pipelines and gathering facilities would retain their present status barring some change in circumstances. On June 14, 1996, the Commission dismissed all requests for rehearing of its February 28, 1996 order.

     On July 17, 1996, the FERC issued Order No. 587 which revised the FERC's regulations to require interstate natural gas pipelines to follow standardized procedures issued by the Gas Industry Standards Board ("GISB") for certain business practices, I.E., nominations, allocations, balancing, measurement, invoicing, capacity release and electronic communication between the pipelines and those with whom they do business. On November 13, 1990, the FERC incorporated into its regulations a second set of GISB standards that would, INTER ALIA, require interstate pipelines to conduct business transactions and provide other information according to Internet protocols and to abide by certain business practice standards dealing with nominations, flowing gas and capacity release. The intent of these standards is to establish a more efficient and integrated pipeline grid which will reduce the variations in pipeline business practices and allow buyers to obtain and transport gas from all potential sources of supply more easily and efficiently.

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

     Under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. On March 25, 1997, the Mineral Management Service proposed regulations for establishing the amount of OSFR to be required for particular facilities. Under the proposed rule, the amount of OSFR will increase as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR will be required; for worst-case spills of over 35,000 barrels, $70 million will be required; for worst-case spills of over 70,000 barrels, $105 million will be required; and for worst-case spills of over 105,000 barrels, $150 million will be required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. Although the Working Interest Owners have advised the Trust that current environmental regulation has had no material adverse effect on the Working Interest Owners' present method of operations, the impact of the recently adopted and proposed regulatory changes, and of future environmental regulatory developments such as stricter environmental regulation and enforcement policies, cannot presently be quantified.

     The Working Interest Owners' operations are subject to regulation, principally under the following federal statutes, along with their analogous state statutes.

  WATER

     The Federal Water Pollution Control Act of 1972, as amended, and the Oil Pollution Act of 1990 impose certain liabilities and penalties upon persons and entities, such as the Working Interest Owners, for any discharges of petroleum products in reportable quantities, for the costs of removing an oil spill, and for natural resource damages. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in surface waters. The federal NPDES permits prohibit the discharge of produced water, sand and other substances related to the oil and gas industry to coastal waters of Louisiana and Texas. Although the cost to reformat operations to comply with these zero discharge mandates under federal or state law may be significant, the entire industry will experience similar costs. The Working Interest Owners believe that these costs will not have a material adverse impact on their operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Units were traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market under the symbol TELOZ prior to October 22, 1996. On October 22, 1996, the Trust Units were delisted from the NASDAQ SmallCap Market. The Trust has been advised by NASDAQ that the Trust Units are being traded on the OTC Bulletin Board. The Trust Units may also be traded on pink sheets. The high and low sales price as reported by NASDAQ and the OTC Bulletin Board, as applicable, for each quarter for the years ended December 31, 1996 and 1995, were as follows:

                                                   SALES PRICES
                                    ------------------------------------------
                                            1996                  1995
                                    --------------------  --------------------
               QUARTER                HIGH        LOW       HIGH        LOW
----------------------------------  ---------  ---------  ---------  ---------
First.............................  $   1.000  $   0.750  $   1.500  $   1.000
Second............................  $   1.313  $   0.750  $   1.250  $   0.938
Third.............................  $   1.438  $   0.750  $   1.125  $   0.938
Fourth............................  $   1.500  $   0.875  $   1.188  $   0.875

     Sales prices on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     The distributions paid each quarter for the years ended December 31, 1996 and 1995, were as follows:

                                                         DISTRIBUTION PAID
                                                  ------------------------------
                              QUARTER                 1996              1995
-----------------------------------------------   -------------     ------------
First..........................................     $ .000000         $ .014441
Second.........................................     $ .000000         $ .039029
Third..........................................     $ .124258         $ .058317
Fourth.........................................     $ .000000         $ .017609

     At March 20, 1997, the 4,751,510 Units outstanding were held by 2,831 Unit holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                 YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------
                                            1996           1995           1994           1993           1992
                                        -------------  -------------  -------------  -------------  -------------
Royalty income........................  $     785,708  $   1,383,458  $   3,435,312  $   2,260,737  $   1,157,064
Distributable income..................  $     590,417  $     614,836  $   2,650,823  $   1,668,678  $     561,826
Distributions per Unit................  $     .124258  $     .129396  $     .557889  $     .351020  $     .118240
Total assets at year end..............  $   1,818,212  $   2,333,224  $   2,412,692  $   2,809,076  $   2,942,606

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

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the third quarter of 1996, when royalty income was received, the Trust deposited $99,536 into the Trust's cash reserve account. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. The total amount of the Trust's cash reserve at December 31, 1996 was $879,623. In addition, after receipt of Royalty income in the first quarter of 1997, the Trust has determined to make a special deposit of $200,000 into the Trust's cash reserve to replenish a portion of the funds expended in 1996. This $200,000 deposit is being made in addition to the regular quarterly deposit, which for the first quarter of 1997 is $97,743. As a result of the regular and special deposits in the first quarter of 1997, the total amount of the Trust's cash reserve at March 31, 1997 is expected to be $1,177,366.

OPERATIONS

  YEARS 1996 AND 1995

     Royalty income decreased approximately 43% from $1,383,458 in 1995 to $785,708 in 1996 primarily due to significant 1996 capital expenditures by the Working Interest Owners on Ship Shoal 182/183 and West Cameron 643, as discussed below.

     For 1996, the Trust had an undistributed net loss of approximately $831,175 compared to undistributed net income of approximately $123,296 in 1995. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net loss for 1996 was primarily related to significant 1996 capital expenditures by Chevron on the Ship Shoal 182/183 property, as discussed below.

     Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

  NATURAL GAS AND GAS PRODUCTS

     Gas revenues increased approximately 353% in 1996 as compared to 1995. Gas volumes sold increased approximately 231% from 1,863,531 Mcf in 1995 to 6,164,224 Mcf in 1996, and the average price received for natural gas increased 40% from $1.66 per Mcf in 1995 to $2.32 per Mcf in 1996. The increase in volumes was primarily attributable to production from three new wells on the West Cameron 643 property.

     Chevron has advised the Trust that as of October 31, 1996 approximately 287,100 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in
Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $121,900 in 1996 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $5,000, $150,000 and $5,000 was recovered from the Trust by the Working Interest Owner during 1996, 1995 and 1994, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

  CRUDE OIL AND CONDENSATE

     Crude oil and condensate revenues increased approximately 69% from $8,075,761 in 1995 to $13,658,155 in 1996 due primarily to a 53% increase in crude oil and condensate volumes from 501,501 barrels in 1995 to 769,722 barrels in 1996. This increase in volumes was primarily attributable to a well adjustment of 187,000 barrels on the B-13 well on the Eugene Island 339 property in the first quarter of 1996. In addition, there was a 10% increase in the average price received from $16.10 per barrel in 1995 to $17.74 per barrel in 1996.

  OPERATING AND CAPITAL EXPENDITURES

     Operating expenses increased approximately 56% from $3,503,644 in 1995 to $5,472,554 in 1996 due primarily to a compressor repair on the Ship Shoal 182/183 property in the first quarter of 1996, expenses incurred in connection with the A-10 well workover on the West Cameron 643 property in the third quarter of 1996 and costs incurred due to the installation of the remote monitoring control equipment on the Eugene Island 339 property in the fourth quarter of 1996.

     Capital expenditures increased approximately 1849% from $839,964 in 1995 to $15,786,374 in 1996 due primarily to six workovers and the drilling of the B-5 and B-9 sidetrack wells on the West Cameron 643 property and the drilling of the F-2, B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in 1996.

  SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account". The
Trust's share of interest generated from the Special Cost Escrow Account, approximately $150,700 in 1996, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the

Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

     In the first quarter of 1997, there was a net deposit of funds into the Special Cost Escrow Account of approximately $344,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

     In 1996, the Working Interest Owners deposited approximately $1,496,000 into the Special Cost Escrow Account. The deposit was made primarily due to an increase in the current estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 1996, approximately $4,068,000 remained in the Special Cost Escrow Account.

     In 1995, the Working Interest Owners deposited a net amount of approximately $207,000 into the Special Cost Escrow Account. The deposit was made primarily due to an increase in the current estimate of projected capital expenditures on the Royalty Properties. As of December 31, 1995, approximately $2,572,000 remained in the Special Cost Escrow Account.

     Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

  SUMMARY BY PROPERTY

     Listed below is a summary of 1996 operations as compared to 1995 of the three principal Royalty Properties based on gross revenues generated.

             LEASE NAME                                               SUMMARY DATA
-------------------------------------  --------------------------------------------------------------------------
Eugene Island 339....................  Crude oil revenues increased from $3,800,360 in 1995 to $9,482,584 in 1996 primarily due to an increase in volumes from 237,015 barrels in 1995 to
                                       547,768 barrels in 1996. The increase in volumes was primarily attributable to an adjustment on the B-13 well in the first quarter of
                                       1996. In addition, there was an increase in the average price received from $16.03 per barrel in 1995 to $17.31 per barrel in 1996. Gas revenues increased from $1,005,792 in 1995 to $1,262,583 in 1996, primarily due to an increase in the average natural gas sales price from $1.79 per Mcf in
                                       1995 to $2.57 per Mcf in 1996. The increase in the average natural gas sales price was partially offset by a decrease in gas volumes from 546,316
                                       Mcf in 1995 to 492,589 Mcf in 1996. The decrease in gas volumes was primarily due to the shut down of a booster pumping station in the third quarter of 1996 and a continued natural production decline on this property.

                                       As discussed under "Description of the Royalty Properties-Reserves," the
                                       Working Interest Owner has advised the Trust that as of October 31, 1996 there was an overtake imbalance position of approximately 287,100 Mcf
                                       (71,775 Mcf net to the Trust) on this property. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance.

                                       Operating expenses decreased from $1,567,702 in 1995 to $1,398,434 in 1996 primarily due to a reduction in environmental compliance costs in the first quarter of 1996 and service facilities credits on this property in the first and third quarters of 1996.

                                       The Working Interest Owner has advised the Trust that it plans to drill the B-2, B-4 and B-7 sidetrack wells in late 1997 at an aggregate cost of approximately $2.5 million ($625,000 net to the Trust).

             Lease Name                                               Summary Data
-------------------------------------  --------------------------------------------------------------------------
West Cameron 643.....................  Natural gas revenues increased from $910,018 in 1995 to $11,519,699 in
                                       1996 primarily due to an increase in volumes from 574,763 Mcf in 1995 to
                                       5,047,450 Mcf in 1996. The increase in gas volumes was due to the successful B-5, B-8 and B-9 wells drilled on this property in the second quarter of 1996 and successful workovers on the A-2 and A-9 wells in the first quarter of 1996. In addition, there was an increase in the average price received for natural gas from $1.58 per Mcf in 1995 to $2.28 per Mcf in 1996.

                                       Operating expenses increased from $349,890 in 1995 to $1,585,224 in 1996 due primarily to expenses incurred in the third quarter of 1996 in connection with the workover on the A-10 well.

                                       Capital expenditures increased from $680,150 in 1995 to $6,845,744 in 1996 due primarily to the costs associated with workovers on the A-2, A-6, A-9,
                                       A-10, A-16 and B-3 wells on this property in the first quarter of 1996 and the drilling of the B-5, B-8 and B-9 sidetrack wells in the second quarter of 1996.

Ship Shoal 182/183...................  A decrease in crude oil production from 253,747 barrels in 1995 to 214,984 barrels in 1996 offset by an increase in crude oil average prices from
                                       $16.17 per barrel in 1995 to $18.74 per barrel in 1996 resulted in a decrease in crude oil revenues from $4,104,147 in 1995 to $4,028,455 in
                                       1996. The decrease in crude oil production was primarily due to a continued natural production decline on this property. Gas revenues increased from $471,989 in 1995 to $749,550 in 1996 due primarily to an increase in the average natural gas sales price from $1.74 per Mcf in 1995 to $2.53 per Mcf in 1996. In addition, there was an increase in gas volumes from 269,861 Mcf in 1995 to 302,175 Mcf in 1996 due primarily to the C-10 well being watered out and the C-4 well being sanded in during portions of the second, third, and fourth quarters of 1995 and the successful recompletion of the E-1 well in the fourth quarter of 1996.

                                       Operating expenses increased from $1,318,495 in 1995 to $1,517,217 in 1996 due primarily to expenses incurred in the second quarter of 1996 in connection with a compressor repair.

                                       Capital expenditures increased from $34,137 in 1995 to $8,327,744 in 1996 due primarily to the drilling of the F-2 delineation gas well and the
                                       B-11, B-12 and B-13 developmental oil wells in the first nine months of
                                       1996.

                                       The Working Interest Owner has advised the Trust that approximately 53,700
                                       Mcf have been overtaken by the Working Interest Owner from this property.
                                       The Trust's share of this overtake position is approximately 13,425 Mcf.
                                       Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance.

                                       The Working Interest Owner has advised the Trust that it plans to drill the B-14 development oil well on this property in mid-1997 at an estimated cost of approximately $2 million ($500,000 net to the Trust.)

YEARS 1995 AND 1994

Royalty income decreased 60% from $3,435,312 in 1994 to $1,383,458 in 1995 primarily due to a net deposit into the Special Cost Escrow Account in 1995 as compared to the net release made from the Special Cost Escrow Account in 1994. The Trust's share of the net amount released from the Special Cost Escrow Account during 1994 was approximately $1,711,000. In 1995, the Trust's share of the net amount deposited into the Special Cost Escrow Account was approximately $207,000. See "Special Cost Escrow Account" above.

     For 1995, the Trust had undistributed net income of approximately $123,296 compared to an undistributed net loss of approximately $668,902 in 1994. The undistributed net income in 1995 was primarily related to a loss carryforward on the Eugene Island 348 property due to a gas imbalance settlement in 1994. The undistributed net loss in 1994 was primarily related to the same gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

NATURAL GAS AND GAS PRODUCTS

     Gas revenues decreased approximately 32% in 1995 as compared to 1994. Gas volumes sold decreased approximately 19% from 2,300,991 Mcf in 1994 to 1,863,531 Mcf in 1995, and the average price received for natural gas decreased 19% from $2.04 per Mcf in 1994 to $1.66 per Mcf in 1995. The decrease in volumes was primarily attributable to the C-10 well being watered out and the C-4 well being sanded in on the Ship Shoal 182/183 property during portions of the second, third, and fourth quarters of 1995 and natural production decline.

CRUDE OIL AND CONDENSATE

     Crude oil and condensate revenues increased 2% in 1995 compared to 1994 due to a 12% increase in the average price received from $14.41 per barrel in 1994 to $16.10 per barrel in 1995. This increase in average price received was partially offset by a 9% decrease in crude oil and condensate volumes from 548,669 barrels in 1994 to 501,501 barrels in 1995. This decrease in volumes was primarily attributable to natural production decline.

OPERATING AND CAPITAL EXPENDITURES

     Operating expenses, excluding the gas imbalance settlement discussed above, decreased 33% from $5,233,943 in 1994 to $3,503,644 in 1995 due primarily to expenses incurred in 1994 in connection with a workover on the Eugene Island 339 B-13 well and workovers on four West Cameron 643 wells. Capital expenditures increased 356% from $184,017 in 1994 to $839,964 in 1995 due primarily to expenses incurred in the first quarter of 1995 in connection with the installation of a Supervisory Control and Data Acquisition system on the West Cameron 643 property and the B-3 well workover performed on the West Cameron 643 property in the second quarter of 1995.

SPECIAL COST ESCROW ACCOUNT

     In 1995, the Working Interest Owners deposited a net amount of approximately $207,000 into the Special Cost Escrow Account. The deposit was made primarily due to an increase in the current estimate of projected capital expenditures on the Royalty Properties.

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

SUMMARY BY PROPERTY

     Listed below is a summary of 1995 operations as compared to 1994 of the three principal Royalty Properties based on gross revenues generated.

             LEASE NAME                                               SUMMARY DATA
-------------------------------------  --------------------------------------------------------------------------
Ship Shoal 182/183...................  A decrease in crude oil production from 307,347 barrels in 1994 to 253,747 barrels in 1995 and an increase in crude oil average prices from $14.41 per barrel in 1994 to $16.17 per barrel in 1995 resulted in a decrease in crude oil revenues from $4,430,382 in 1994 to $4,104,147 in 1995. The decrease in crude oil production was primarily due to a continued natural production decline. Gas revenues decreased from $1,388,268 in 1994 to
                                       $471,989 in 1995 due primarily to a decrease in volumes. Gas volumes decreased from 677,365 Mcf in 1994 to 269,861 Mcf in 1995 due primarily to the C-10 well being watered out and the C-4 well being sanded in during portions of the second, third and fourth quarters of 1995 and the continued natural production decline. The C-10 well resumed production in
                                       May 1995. In addition there was a decrease in the average natural gas sales price from $2.08 per Mcf in 1994 to $1.74 per Mcf in 1995.

                                       Capital expenditures decreased from $132,210 in 1994 to $34,137 in 1995 due primarily to a compressor restaging and a new compressor engine in
                                       1994.

Eugene Island 339....................  Crude oil revenues increased from $3,304,344 in 1994 to $3,800,360 in 1995 primarily due to an increase in the average price received from $14.35 per barrel in 1994 to $16.03 per barrel in 1995. In addition, there was an increase in volumes from 230,273 barrels in 1994 to 237,015 barrels in
                                       1995. Gas revenues decreased from $1,192,797 in 1994 to $1,005,792 in 1995 primarily due to a decrease in gas volumes from 587,820 Mcf in 1994 to
                                       546,316 Mcf in 1995. The decrease in gas volumes was primarily due to reduced takes in an effort to reduce an overbalance position and the continued natural production decline. In addition, the average natural gas sales price decreased from $2.10 per Mcf in 1994 to $1.79 per Mcf in 1995.

                                       Operating expenses decreased from $2,406,872 in 1994 to $1,567,702 in 1995 primarily due to expenses incurred in 1994 in connection with the well workover on the B-13 well.

West Cameron 643.....................  Natural gas revenues decreased from $1,766,407 in 1994 to $910,018 in 1995 primarily due to a decrease in volumes from 890,692 Mcf in 1994 to 574,763
                                       Mcf in 1995. The decrease in gas volumes was due to decreased takes and a continued natural production decline. The decrease in takes by the Working
                                       Interest Owner was primarily due to a decrease in the average price received for natural gas from $1.98 per Mcf in 1994 to $1.58 per Mcf in
                                       1995.

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

                                                              ROYALTY PROPERTIES
                                                          YEAR ENDED DECEMBER 31,(1)
                                                   ----------------------------------------
                                                      1996          1995            1994
                                                   ----------    ----------      ----------
Crude oil and condensate (bbls)...............        769,722       501,501         548,669
Natural gas and gas products (Mcf)............      6,164,224     1,863,531       2,300,991
Crude oil and condensate average price, per
  bbl.........................................    $     17.74    $    16.10     $     14.41
Natural gas average price, per Mcf (excluding
  gas products)...............................    $      2.32    $     1.66     $      2.04
Crude oil and condensate revenues.............    $13,658,155    $8,075,761     $ 7,906,903
Natural gas and gas products revenues.........     14,293,083     3,152,901       4,648,856
Production expenses...........................     (6,363,513)   (3,533,524)     (8,148,715)
Capital expenditures..........................    (15,786,374)     (839,964)       (184,017)
Undistributed net loss (income)(2)............      3,324,701      (493,182)      2,675,609
(Provision for) Refund of escrowed special
  costs.......................................     (5,982,904)     (827,608)      6,843,988
                                                  -----------    ----------     -----------
NET PROCEEDS..................................    $ 3,143,148    $5,534,384     $13,742,624
Royalty interest..............................            x25%          x25%            x25%
                                                  -----------    ----------     -----------
Partnership share.............................        785,787     1,383,596       3,435,656
Trust interest................................         x99.99%       x99.99%         x99.99%
                                                  -----------    ----------     -----------
Trust share...................................    $   785,708    $1,383,458     $ 3,435,312
                                                  ===========    ==========     ===========

------------
  (1) Amounts represent actual production for the twelve month period ending on October 31 of each year, respectively.

  (2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of December 31, 1996, the loss carryforward was $5,495,080 ($1,373,770 net to the Trust).

RECENT DEVELOPMENTS

     In March 1997, Chevron advised the Trust that Texaco had drilled two exploratory wells on the East Cameron 371 property at a cost of approximately $1,437,175 ($359,294 net to the Trust). No well tests have been performed to date and none are planned until construction of the platform is complete. The estimated date of completion for the platform is the first quarter of 1998. In addition, Texaco has advised the Trust that it intends to pursue additional drilling this property. The estimated total cost of the drilling and platform construction is approximately $5.9 million ($1.5 million net to the Trust).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Unit Holders of TEL Offshore Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1996 and 1995, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 3, these financial statements were prepared on a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1996 and 1995, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996, on the comprehensive basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 25, 1997

                               TEL OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                     1996          1995           1994
                                                                 ------------  -------------  -------------
Royalty income.................................................  $    785,708  $   1,383,458  $   3,435,312
Interest income................................................        35,759         31,378         15,511
                                                                 ------------  -------------  -------------
                                                                      821,467      1,414,836      3,450,823
General and administrative expenses............................      (529,359)      (429,742)      (452,362)
Decrease (Increase) in reserve for future Trust expenses.......       298,309       (370,258)      (347,638)
                                                                 ------------  -------------  -------------
Distributable income...........................................  $    590,417  $     614,836  $   2,650,823
                                                                 ============  =============  =============
Distributions per Unit (4,751,510 Units).......................  $    .124258  $     .129396  $     .557889
                                                                 ============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       1996           1995
                                                                                   -------------  -------------
ASSETS
Cash and cash equivalents........................................................  $     879,623  $   1,261,606
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $27,329,066 and $27,196,037 at December 31, 1996 and 1995,
  respectively...................................................................        938,589      1,071,618
                                                                                   -------------  -------------
Total assets.....................................................................  $   1,818,212  $   2,333,224
                                                                                   =============  =============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders.............................................  $           0  $      83,674
Reserve for future Trust expenses................................................        879,623      1,177,932
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding
  at December 31, 1996 and 1995).................................................        938,589      1,071,618
                                                                                   -------------  -------------
Total liabilities and trust corpus...............................................  $   1,818,212  $   2,333,224
                                                                                   =============  =============

                      STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   1996           1995            1994
                                                               -------------  -------------  --------------
Trust corpus, beginning of year..............................  $   1,071,618  $   1,343,475  $    2,036,295
Distributable income.........................................        590,417        614,836       2,650,823
Distributions to Unit holders................................       (590,417)      (614,836)     (2,650,823)
Amortization of overriding royalty interest..................       (133,029)      (271,857)       (692,820)
                                                               -------------  -------------  --------------
Trust corpus, end of year....................................  $     938,589  $   1,071,618  $    1,343,475
                                                               =============  =============  ==============

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

     On October 1, 1995, SONAT Exploration Company ("SONAT") acquired the East Cameron 354 property from Pennzoil. In addition, on October 1, 1995, Amoco Production Company ("Amoco") acquired the Eugene Island 367 property from Pennzoil. As a result of such acquisitions, SONAT and Amoco replaced Pennzoil as the Working Interest Owner of the East Cameron 354 and Eugene Island 367 properties, respectively, on October 1, 1995, and also assumed Pennzoil's obligations under the Conveyance with respect to such properties.

     All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership will continue to operate, in general, as if the above-described sales of the Royalty Properties had not occurred.

     Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(1)  TRUST ORGANIZATION AND PROVISIONS -- (CONTINUED)

West Cameron 643 thereafter; Pennzoil with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995).

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

          (c) the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994 in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. The total amount of the Trust's cash reserve at December 31, 1996 was $879,623. In addition, after receipt of Royalty income in the first quarter of 1997, the Trust has determined to make a special deposit of $200,000 into the Trust's cash reserve to replenish a portion of the funds expended in 1996. This $200,000 deposit is being made in addition to the regular quarterly deposit, which for the first quarter of 1997 is $97,743. As a result of the regular and special deposits in the first quarter of 1997, the total amount of the Trust's cash reserve at March 31, 1977 is expected to be $1,177,366.

          (d) the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at $30.9 million as of October 31,

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(1)  TRUST ORGANIZATION AND PROVISIONS -- (CONTINUED)

     1996. (See Note 8 for further information regarding estimated future net revenues.) Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

          The Trust is administered by Texas Commerce Bank National Association ("Corporate Trustee") and George Allman, Jr., W. Leslie Duffy and Richard
     L. Melton ("Individual Trustees"), as trustees ("Trustees").

(2)  OVERRIDING ROYALTY INTEREST

     The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the net proceeds from its oil and gas properties for the period. Generally, Net Proceeds are the amounts received by the Working Interest Owners from the sale of minerals from its oil and gas properties less operating and capital costs incurred, management fees and expense reimbursements owing the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a special cost reserve. The Special Cost Reserve Account is for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments, unless and until such payments are extinguished or repaid through the future delivery of gas.

     Crude oil sales to Chevron accounted for approximately 85%, 73% and 71% of crude oil revenues from the Royalty Properties during 1996, 1995 and 1994, respectively. Chevron purchased crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1996 ranged from $16.04 per bbl to $22.91 per bbl. The average price of crude oil sold under this arrangement for February 1997 was approximately $19.95 per bbl. Sales to Texaco Inc. accounted for approximately 14%, 24% and 27% of crude oil revenues from the Royalty Properties during 1996, 1995 and 1994, respectively. Sales to Tennessee Gas Pipeline Company accounted for approximately 66%, 42% and 71% of total gas revenues from the Royalty Properties during 1996, 1995 and 1994, respectively. The majority of the remaining gas revenues were purchased by Columbia Gas Pipeline Company (14%).

     The Trust's share of Royalty income was reduced by approximately $373,500, $120,000 and $158,000 in 1996, 1995 and 1994, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

     Cash and cash equivalents include all highly liquid short-term investments with original maturities of three months or less.

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

(5)  SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account". The Trust's share of interest generated from the Special Cost Escrow Account, approximately $103,500, $112,500 and $150,700 for 1994, 1995 and 1996,
respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 1994, 1995 and 1996, approximately $2,365,000, $2,572,000 and
$4,068,000 respectively, remained in the Special Cost Escrow Account. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(5)  SPECIAL COST ESCROW ACCOUNT -- (CONTINUED)

by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

     In the first quarter of 1997, there was a net deposit of funds into the Special Cost Escrow Account of approximately $344,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

     In 1996, the Working Interest Owners deposited approximately $1,496,000 into the Special Cost Escrow Account. The deposit was made primarily due to an increase in the current estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

     In 1995, the Working Interest Owners deposited a net amount of approximately $207,000 into the Special Cost Escrow Account. The deposit was made primarily due to an increase in the current estimate of projected capital expenditures on the Royalty Properties.

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

(6)  FEDERAL INCOME TAX MATTERS

     The Internal Revenue Service has ruled that the Trust is a grantor trust and therefore the Trust will incur no federal income tax liability.

(7)  COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $5,000, $150,000 and $5,000 was recovered from the Trust by the Working Interest Owner during 1996, 1995 and 1994, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(8)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 1996, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

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

     The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that approximately 287,100 Mcf were overtaken by Chevron from the Eugene Island 339 property in prior periods. The Partnership's share of revenue related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $121,900 in 1996 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     Distributable income for the Partnership for the periods ended December 31, 1996, 1995 and 1994 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 1996, 1995 and 1994, respectively. Accordingly, all reserve information included in the tables below is as of October 31, 1996, 1995 and 1994.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

        (8) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) -- (CONTINUED)

     Estimated net proved reserves attributable to the Partnership's royalty interest for the periods indicated, are as follows:
                                                             PARTNERSHIP
                                                      -------------------------
                                                      CRUDE OIL
                                                         AND          NATURAL
                                                      CONDENSATE        GAS
                                                        (BBLS)         (MCF)
                                                      ----------     ----------

Proved Developed and Undeveloped Reserves:
  October 31, 1993.................................     378,188       2,050,025
  Revisions of previous estimates(a)...............     (16,127)        569,369
  Royalty production...............................    (138,994)       (728,905)
                                                      ----------     ----------
  October 31, 1994.................................     223,067       1,890,489
  Additional disclosures:
     Reserves related to Pennzoil(d)...............      (3,536)       (269,976)
                                                      ----------     ----------
     October 31, 1994, net of reserves
     related to Pennzoil...........................     219,531       1,620,513
                                                      ==========     ==========
  October 31, 1994.................................     223,067       1,890,489
  Revisions of previous estimates(a)...............     185,986        (216,130)
  Royalty production...............................     (73,078)       (235,036)
                                                      ----------     ----------
  October 31, 1995.................................     335,975       1,439,323
  Additional disclosures:
     Reserves related to Pennzoil(d)...............        (457)       (110,567)
                                                      ----------     ----------
     October 31, 1995, net of reserves
     related to Pennzoil...........................     335,518       1,328,756
                                                      ==========     ==========
  October 31, 1995.................................     335,975       1,439,323
  Revisions of previous estimates(a)...............     687,725       4,041,561
  Extensions, discoveries and other additions......      86,752         984,560
  Royalty production...............................    (192,431)     (1,571,919)
                                                      ----------     ----------
  October 31, 1996.................................     918,021       4,893,525
  Additional disclosures:
     Reserves related to Pennzoil(d)...............        (820)        (28,172)
                                                      ----------     ----------
     October 31, 1996, net of reserves
     related to Pennzoil...........................     917,201       4,865,353
                                                      ==========     ==========
Proved Developed Reserves:
  October 31, 1993.................................     378,051       2,041,683
                                                      ==========     ==========
  October 31, 1994.................................     222,930       1,882,153
  Additional disclosures:
     Reserves related to Pennzoil(d)...............      (3,536)       (269,976)
                                                      ----------     ----------
     October 31, 1994, net of reserves
     related to Pennzoil...........................     219,394       1,612,177
                                                      ==========     ==========
  October 31, 1995.................................     201,110         922,502
  Additional disclosures:
     Reserves related to Pennzoil(d)...............        (457)       (110,567)
                                                      ----------     ----------
     October 31, 1995, net of reserves
     related to Pennzoil...........................     200,653         811,935
                                                      ==========     ==========
  October 31, 1996.................................     917,883       4,885,185
  Additional disclosures:
     Reserves related to Pennzoil(d)...............        (820)        (28,172)
                                                      ----------     ----------
     October 31, 1996, net of reserves
     related to Pennzoil...........................     917,063       4,857,013
                                                      ==========     ==========

                                                   (SEE NOTES ON FOLLOWING PAGE)

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

        (8) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) -- (CONTINUED)

     The following table sets forth estimates of the standardized measure of discounted future Royalty income (based upon a discount rate of 10 percent) from estimated future production of proved oil and gas reserves attributable to the Partnership as of October 31, 1996, 1995 and 1994:

                                         1996       1995       1994
                                       ---------  ---------  ---------
                                                 (THOUSANDS)
Future Royalty income................  $  30,903  $   7,693  $   6,480
Discount at 10% per annum............     (6,352)    (2,168)    (1,335)
                                       ---------  ---------  ---------
Standardized measure of discounted
  future Royalty income from proved
  oil and gas reserves, discounted at
  10% per annum(c)...................     24,551      5,525      5,145
Additional disclosures:
  Amounts attributable to
     Pennzoil(d).....................        (77)      (140)      (401)
                                       ---------  ---------  ---------
  Standardized measure of discounted
     future Royalty income from
     proved oil and gas reserves,
     discounted at 10% per annum, net
     of amounts attributable to
     Pennzoil(c).....................  $  24,474  $   5,385  $   4,744
                                       =========  =========  =========

     The following table summarizes the changes in the standardized measure of discounted future Royalty income for the Partnership for the twelve months ended October 31, 1996, 1995 and 1994:

                                         1996       1995       1994
                                       ---------  ---------  ---------
                                                 (THOUSANDS)
Beginning balance(c).................  $   5,525  $   5,145  $   8,512
  Revisions of previous
     estimates(a)....................     16,426      1,997     (2,328)
  Extensions, discoveries and other
     additions.......................      2,825     --         --
  Royalty income.....................       (786)    (1,383)    (3,435)
  Accretion of discount..............        553        515        851
  Other(b)...........................          8       (749)     1,545
                                       ---------  ---------  ---------
        Net changes in standardized
           measure...................     19,026        380     (3,367)
                                       ---------  ---------  ---------
Ending balance(c)....................     24,551      5,525      5,145
Additional disclosures:
  Amounts attributable to
     Pennzoil(d).....................        (77)      (140)      (401)
                                       ---------  ---------  ---------
  Ending balance, net of amounts
     attributable to Pennzoil(c).....  $  24,474  $   5,385  $   4,744
                                       =========  =========  =========
------------
NOTES:

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             SUMMARIZED QUARTERLY RESULTS
                                                                 THREE MONTHS ENDED*
                                              ----------------------------------------------------------
                                                MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              -------------  -------------  -------------  -------------
Year Ended December 31, 1996:
     Royalty income.........................  $           0  $           0  $     785,708  $           0
     Distributable income...................  $           0  $           0  $     590,417  $           0
     Distributions per Unit.................  $     .000000  $     .000000  $     .124258  $     .000000

Year Ended December 31, 1995:
     Royalty income.........................  $     262,469  $     377,894  $     468,689  $     274,406
     Distributable income...................  $      68,619  $     185,448  $     277,095  $      83,674
     Distributions per Unit.................  $     .014441  $     .039029  $     .058317  $     .017609

------------
* Royalty income and distributable income were decreased or increased in certain quarters due to deposits to or releases from the Special Cost Escrow Account as discussed in Note 5 above.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     As of March 20, 1997, no person was known to be the beneficial owner of more than five percent of the Units of beneficial interest in the Trust.

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

     Crude oil sales to the Supply and Distribution Department of Chevron and Texaco accounted for approximately 85% and 14%, respectively, of total crude oil revenues from the Royalty Properties during 1996.

     The Trust's share of Royalty income was reduced by approximately $373,500 in 1996 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 1996.

     Effective August 31, 1996, Chevron's Natural Gas Business Unit and Warren Petroleum Company merged with NGC Corp. In connection with such merger, Chevron became one of three principal stockholders of NGC Corp., and all of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties have been committed and are being sold to NGC Corp.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A) (1) FINANCIAL STATEMENTS
     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages as indicated:

                                                                    PAGE IN THIS
                                                                      FORM 10-K
Report of Independent Public Accountants............................      37
Statements of Distributable Income..................................      38
Statements of Assets, Liabilities and Trust Corpus..................      38
Statements of Changes in Trust Corpus...............................      38
Notes to Financial Statements.......................................      39

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
     27(a)      Financial Data Schedule

  (B)  REPORTS ON FORM 8-K
     No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 27TH DAY OF MARCH, 1997.

                                          TEL OFFSHORE TRUST

                                          By  TEXAS COMMERCE BANK NATIONAL
                                             ASSOCIATION, CORPORATE TRUSTEE

                                          By  /s/    PETE FOSTER
                                              ------------------------------
                                                     PETE FOSTER
                                                 SENIOR VICE PRESIDENT
                                                   & TRUST OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                             DATE
                      ---------                             ----
TEXAS COMMERCE BANK NATIONAL
ASSOCIATION, Corporate Trustee

By /s/    PETE FOSTER                                  March 27, 1997
   --------------------------
          PETE FOSTER
     SENIOR VICE PRESIDENT
        & TRUST OFFICER

INDIVIDUAL TRUSTEES

 /s/   GEORGE ALLMAN, JR.                              March 27, 1997
 -----------------------------
  GEORGE ALLMAN, JR., TRUSTEE

 /s/   W. LESLIE DUFFY                                 March 27, 1997
 -----------------------------
    W. LESLIE DUFFY, TRUSTEE

 /s/ RICHARD L. MELTON                                 March 27, 1997
 -----------------------------
  RICHARD L. MELTON, TRUSTEE

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

                               INDEX TO EXHIBITS

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