Form 10-Q
period 1997-03-31
TEL OFFSHORE TRUST
filed 1997-05-13
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO ______________________

                         COMMISSION FILE NUMBER: 0-6910

                            ------------------------

                               TEL OFFSHORE TRUST
             (Exact Name of Registrant as Specified in its Charter)

                 TEXAS                                           76-6004064
        (State of Incorporation,                              (I.R.S. Employer
            or Organization)                                 Identification No.)

          TEXAS COMMERCE BANK
          NATIONAL ASSOCIATION
        CORPORATE TRUST DIVISION
            712 MAIN STREET
             HOUSTON, TEXAS                                         77002
         (Address of Principal                                   (Zip Code)
           Executive Offices)

       Registrant's Telephone Number, Including Area Code: (713) 216-5712

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of May 7, 1997 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.
================================================================================

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               TEL OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         1997           1996
                                                      -----------   -----------
Royalty income .....................................  $ 1,126,005   $         0
Interest income ....................................       10,730         8,687
                                                      -----------   -----------
                                                        1,136,735         8,687
Decrease (increase) in reserve for
  future Trust expenses ............................     (297,743)      171,096
General and administrative expenses ................     (102,257)     (179,783)
                                                      -----------   -----------
Distributable income ...............................  $   736,735   $         0
                                                      ===========   ===========
Distributions per Unit (4,751,510 Units) ...........  $   .155052   $         0
                                                      ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                         MARCH 31,  DECEMBER 31,
                                                           1997         1996
                                                        -----------  -----------
                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents ............................  $ 1,914,101  $   879,623
Net overriding royalty interest in producing oil
  and gas properties, net of accumulated
  amortization of $27,356,651 and
  $27,329,066, respectively ..........................      911,004      938,589
                                                        -----------  -----------
Total assets .........................................  $ 2,825,105  $ 1,818,212
                                                        ===========  ===========
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders .................  $   736,735  $         0
Reserve for future Trust expenses ....................    1,177,366      879,623
Commitments and contingencies (Note 7) ...............
Trust corpus (4,751,510 Units of beneficial
  interest authorized and outstanding) ...............      911,004      938,589
                                                        -----------  -----------
Total liabilities and Trust corpus ...................  $ 2,825,105  $ 1,818,212
                                                        ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
Trust corpus, beginning of period .................  $    938,589   $  1,071,618
Distributable income ..............................       736,735              0
Distribution payable to Unit holders ..............      (736,735)             0
Amortization of net overriding royalty interest ...       (27,585)             0
                                                     ------------   ------------
Trust corpus, end of period .......................  $    911,004   $  1,071,618
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

     All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred.

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

NOTE 2 -- BASIS OF ACCOUNTING

     The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 1996, a deposit of approximately $982,600 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures, production costs and abandonment costs in connection with the Ship Shoal 182/183 drilling. In the first quarter of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $344,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of March 31, 1997, approximately $4,412,000 remained in the Special Cost Escrow Account.

     Chevron, in its capacity as Managing General Partner, has advised the Trust that additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made, including the possibility that no royalty income would be received in such periods.

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used approximately $400,000 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the first quarter of 1997, the Trust determined to make a special deposit of $200,000 into the Trust's cash reserve to replenish a portion of the funds expended in 1996. This $200,000 deposit was made in addition to the regular quarterly deposit, which for the first quarter of 1997 was $97,743. As a result of the regular and special deposits in the first quarter of 1997, the total amount of the Trust's cash reserve at March 31, 1997 was $1,177,366.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $217,000 has been recovered from the Trust by the Working Interest Owner through the first quarter of 1997, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Distributions to Unit holders for the three months ended March 31, 1997 amounted to $736,735 or $.155052 per Unit as compared to no distribution for the same period in 1996. The Trust had no royalty income for the three months ended March 31, 1996. The increase in distributable income for the first quarter of 1997 was primarily due to a significant increase in natural gas revenues in the first quarter of 1997, as compared to the first quarter of 1996.

     Gas revenues increased approximately 469% in the first quarter of 1997 compared to the first quarter of 1996 primarily due to a 295% increase in gas volumes, which was primarily attributable to production from the B-8 and B-9 wells on the West Cameron 643 property. In addition, there was a 44% increase in the average price received for natural gas from $2.43 per Mcf in the first quarter of 1996 to $3.50 per Mcf in the first quarter of 1997. Crude oil and condensate revenues increased approximately 52% in the first quarter of 1997 in comparison to the same period in 1996 primarily due to a 51% increase in the average price received from $15.46 per barrel in the first quarter of 1996 to $23.37 per barrel in the first quarter of 1997. In addition, there was a slight increase in crude oil and condensate volumes from the 1996 first quarter to the 1997 first quarter. The Trust's share of capital expenditures increased by approximately 78% or $294,660 in the first quarter of 1997 as compared to the same period in 1996 primarily due to expenses incurred on the B-11, B-12 and B-13 wells drilled on the Ship Shoal 182/183 property in the second and third quarters of 1996. The Trust's share of operating expenses increased by approximately 61% or $178,490 in the first quarter of 1997 as compared to the same period in 1996 due primarily to a workover on the E-9 well on the Ship Shoal 182/183 property in the first quarter of 1997.

     For the first quarter of 1997, the Trust had undistributed net income of $844,374. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the first quarter of 1997 was primarily related to a loss carryforward associated with the drilling of the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in the first three quarters of 1996. As of March 31, 1997, the loss carryforward was $2,117,584 ($529,396 net to the Trust). This remaining loss carryforward relates primarily to the Eugene Island 348 gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     In the first quarter of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $344,000, compared to a deposit of funds into the Special Cost Escrow Account of $982,600 net to the Trust in the first quarter of 1996. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used net cash of $298,309 from the Trust's cash reserve account to pay the Trust's general and administrative expenses due to the absence of Royalty income during the first, second and fourth quarters. After receipt of Royalty income in the first quarter of 1997, the Trust determined to make a special deposit of $200,000 into the Trust's cash reserve to replenish a portion of the funds expended in 1996. This $200,000 deposit was made in addition to the regular quarterly deposit, which for the first quarter of 1997 was $97,743. As a result of the regular and special deposits in the first quarter of 1997, the total amount of the Trust's cash reserve at March 31, 1997 was $1,177,366.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $901,457 in the first quarter of 1996 to $5,672,614 in the first quarter of 1997, primarily due to an increase in crude oil production from 55,973 barrels in the first quarter of 1996 to 238,290 barrels for the same period in 1997. The increase in crude oil production was due primarily to the successful drilling of the B-11, B-12 and B-13 wells in the first three quarters of 1996. In addition, there was an increase in the average crude oil price from $16.11 per barrel to $23.81 per barrel for the same period in 1997. Gas revenues increased from $232,327 in the first quarter of 1996 to $1,350,658 in the first quarter of 1997 primarily due to an increase in gas volumes from 85,423 Mcf in the first quarter of 1996 to 377,503 Mcf in the first quarter of 1997. The increase in gas volumes was also primarily due to the successful drilling of the B-11, B-12 and B-13 wells. In addition, there was an increase in the average natural gas sales price from $2.77 per Mcf in the first quarter of 1996 to $3.64 per Mcf in the same period of 1997. The majority of the gas from this property is being purchased by NGC Corp. at spot market index prices. In addition, the Working Interest Owner has advised the Trust that approximately 30,953 Mcf have been overtaken by the Working Interest Owner from this property as of January 31, 1997. The Trust's share of this overtake position is approximately 7,738 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on that property. Capital expenditures increased from $666,464 in the first quarter of 1996 to $2,252,664 for the same period in 1997 due to the drilling and completing of the B-11, B-12 and B-13 wells. Operating expenses increased from $297,779 in the first quarter of 1996 to $742,604 for the same period in 1997 due to a workover on the E-9 well in the first quarter of 1997. The Working Interest Owner has advised the Trust that it plans to drill the B-15 development gas well on this property in June 1997 at an approximate cost of $2.5 million ($625,000 net to the Trust).

     Eugene Island 339 crude oil revenues decreased from $3,967,545 in the first quarter of 1996 to $1,723,866 in the first quarter of 1997 due primarily to a decrease in volumes from 258,988 barrels in the first quarter of 1996 to 78,257 barrels in the first quarter of 1997. The decrease in volumes was primarily attributable to an adjustment on the B-13 well in the first quarter of 1996. This decrease in production was partially offset by an increase in the average crude oil price from $15.32 per barrel in the first quarter of 1996 to $22.03 per barrel in the first quarter of 1997. Gas revenues increased from $350,438 in the first quarter of 1996 to $376,421 in the first quarter of 1997 due to an increase in the average price received for natural gas from $2.41 per Mcf in the first quarter of 1996 to $3.50 per Mcf in the first quarter of 1997. The increase in average price for natural gas was partially offset by a decrease in gas volumes from 145,769 Mcf in the first quarter of 1996 to 112,700 Mcf for the same period in 1997. The decrease in gas volumes was due primarily to a well being shut down during the first quarter of 1997 for upgrading the facility and compressor repair. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 240,583 Mcf on this property as of January 31, 1997. The Trust's share of this overtake position is approximately 60,146 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property. The gas from this property is currently committed to NGC Corp. pursuant to an agreement providing for gas to be purchased at the spot market index prices. Operating expenses increased from $290,273 in the first quarter of 1996 to $440,847 for the same period in 1997 due primarily to a service facilities credit on this property in the first quarter of 1996 of approximately $55,000. The Working Interest Owner has advised the Trust that it plans to drill the B-2, B-4 and B-7 sidetrack wells in late 1997 at an aggregate cost of approximately $2.5 million ($625,000 net to the Trust).

     West Cameron 643 gas revenues increased from $432,825 in the first quarter of 1996 to $4,580,602 in the first quarter of 1997 due primarily to an increase in gas volumes from 183,555 Mcf in the first quarter of 1996 to 1,311,126 Mcf for the same period in 1997. The increase in gas volumes was due primarily to the successful B-8 and B-9 wells drilled on this property in the second quarter of 1996 and successful workovers on the A-2 and A-9 wells in the first quarter of 1996. In addition, there was an increase in the average price received for natural gas from $2.36 per Mcf in the first quarter of 1996 to $3.49 per Mcf in the first quarter of 1997. The Working Interest Owner has advised the Trust that the gas from this property is currently committed to Tennessee Gas and Columbia Gas Pipeline Company pursuant to an agreement for gas to be purchased at a calculated monthly price based on the spot market rate. Capital expenditures decreased from $776,403 in the first quarter of 1996 to $399,395 in the first quarter of 1997 due primarily to costs associated with workovers on the A-2, A-6, A-9, A-10, A-16 and B-3 wells on this property in the first quarter of 1996. Operating expenses increased from $430,849 in the first quarter of 1996 to $540,429 in the first quarter of 1997 due primarily to the repair of a solar compressor in the first quarter of 1997.

     In March 1997, Chevron advised the Trust that Texaco had drilled two exploratory wells on the East Cameron 371 property at a cost of approximately $1,437,175 ($359,294 net to the Trust). No well tests have been performed to date and none are planned until construction of the platform is complete. The estimated date of completion for the platform is the first quarter of 1998. In addition, Texaco has advised the Trust that it intends to pursue additional drilling on this property. The estimated total cost of the drilling and platform construction is approximately $5.9 million ($1.5 million net to the Trust).

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

     Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1996 future net revenues attributable to the Trust's royalty interests approximated $30.9 million. Such reserve study also indicates that approximately 81% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next

4 years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1996 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 1996, a deposit of approximately $982,600 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures, production costs and abandonment costs in connection with the Ship Shoal 182/183 drilling. In the first quarter of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $344,000. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of March 31, 1997, approximately $4,412,000 remained in the Special Cost Escrow Account.

     Chevron, in its capacity as Managing General Partner, has advised the Trust that additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits, if made, could result in a significant reduction in Royalty income in the periods in which such deposits are made, including the possibility that no Royalty income would be received in such periods.

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

                                                       ROYALTY PROPERTIES
                                                       THREE MONTHS ENDED
                                                          MARCH 31,(1)
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
Crude oil and condensate (bbls) ..............         318,084          315,998
Natural gas and gas products (Mcf) ...........       1,948,682          492,772
Crude oil and condensate average price,
  per bbl ....................................    $      23.37     $      15.46
Natural gas average price, per Mcf
  (excluding gas products) ...................    $       3.50     $       2.43
Crude oil and condensate revenues ............    $  7,432,984     $  4,885,361
Natural gas and gas products revenues ........       6,775,531        1,190,369
Production expenses ..........................      (2,255,824)      (1,312,240)
Capital expenditures .........................      (2,694,799)      (1,516,173)
Undistributed Net Loss (Income)(2) ...........      (3,377,496)         776,531
(Provision for) Refund of escrowed
  special costs ..............................      (1,375,924)      (4,023,848)
                                                  ------------     ------------
NET PROCEEDS .................................       4,504,472                0
Royalty interest .............................            x25%             x25%
                                                  ------------     ------------
Partnership share ............................       1,126,118                0
Trust interest ...............................         x99.99%          x99.99%
                                                  ------------     ------------
Trust share ..................................    $  1,126,005     $          0
                                                  ============     ============

------------

(1) The amounts for the three months ended March 31, 1997 and 1996 represent actual production for the periods November 1996 through January 1997 and November 1995 through January 1996, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of March 31, 1997, the loss carryforward was $2,117,584 ($529,396 net to the Trust).

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                    SEC FILE OR
                                                                                   REGISTRATION      EXHIBIT
                                                                                      NUMBER         NUMBER
                                                                                   -------------     -------
  4(a)*     --  Trust Agreement dated as of January 1, 1983, among Tenneco
                Offshore Company, Inc., Texas Commerce Bank National
                Association, as corporate trustee, and Horace C. Bailey, Joseph
                C. Broadus and F. Arnold Daum, as individual trustees (Exhibit
                4(a) to Form 10-K for the year ended December 31, 1992 of TEL
                Offshore Trust)................................................        0-6910           4(a)
  4(b)*     --  Agreement of General Partnership of TEL Offshore Trust
                Partnership between Tenneco Oil Company and the TEL Offshore
                Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for
                year ended December 31, 1992 of TEL Offshore Trust)............        0-6910           4(b)
  4(c)*     --  Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended
                December 31, 1992 of TEL Offshore Trust).......................        0-6910           4(c)
  4(d)*     --  Amendments to TEL Offshore Trust Trust Agreement, dated
                December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
                December 31, 1992 of TEL Offshore Trust).......................        0-6910           4(d)
  4(e)*     --  Amendment to the Agreement of General Partnership of TEL
                Offshore Trust Partnership, effective as of January 1, 1983
                (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of
                TEL Offshore Trust)............................................        0-6910           4(e)
  10(a)*    --  Purchase Agreement, dated as of December 7, 1984 by and between
                Tenneco Oil Company and Tenneco Offshore II Company (Exhibit
                10(a) to Form 10-K for year ended December 31, 1992, of TEL
                Offshore Trust)................................................        0-6910          10(a)
  10(b)*    --  Consent Agreement, dated November 16, 1988, between TEL
                Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form
                10-K for year ended December 31, 1988 of TEL Offshore Trust)...        0-6910          10(b)
  10(c)*    --  Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc.
                (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of
                TEL Offshore Trust)............................................        0-6910          10(c)
  10(d)*    --  Gas Purchase and Sales Agreement Effective September 1, 1993
                between Tennessee Gas Pipeline Company and Chevron U.S.A.
                Production Company (Exhibit 10(d) to Form 10-K for year ended
                December 31, 1993 of TEL Offshore Trust).......................        0-6910          10(d)
  27(a)     --  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1997.

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

                                          TEL OFFSHORE TRUST
                                          By:  Texas Commerce Bank National
                                               Association, Corporate Trustee
                                          By:  /s/ PETE FOSTER
                                                   PETE FOSTER
                                                   SENIOR VICE PRESIDENT
                                                     AND TRUST OFFICER

Date: May   , 1997

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                 EXHIBIT INDEX

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                    SEC FILE OR
                                                                                   REGISTRATION      EXHIBIT
                                                                                      NUMBER         NUMBER
                                                                                   -------------     -------
  4(a)*     --  Trust Agreement dated as of January 1, 1983, among Tenneco
                Offshore Company, Inc., Texas Commerce Bank National
                Association, as corporate trustee, and Horace C. Bailey, Joseph
                C. Broadus and F. Arnold Daum, as individual trustees (Exhibit
                4(a) to Form 10-K for the year ended December 31, 1992 of TEL
                Offshore Trust)................................................        0-6910           4(a)
  4(b)*     --  Agreement of General Partnership of TEL Offshore Trust
                Partnership between Tenneco Oil Company and the TEL Offshore
                Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for
                year ended December 31, 1992 of TEL Offshore Trust)............        0-6910           4(b)
  4(c)*     --  Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended
                December 31, 1992 of TEL Offshore Trust).......................        0-6910           4(c)
  4(d)*     --  Amendments to TEL Offshore Trust Trust Agreement, dated
                December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
                December 31, 1992 of TEL Offshore Trust).......................        0-6910           4(d)
  4(e)*     --  Amendment to the Agreement of General Partnership of TEL
                Offshore Trust Partnership, effective as of January 1, 1983
                (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of
                TEL Offshore Trust)............................................        0-6910           4(e)
  10(a)*    --  Purchase Agreement, dated as of December 7, 1984 by and between
                Tenneco Oil Company and Tenneco Offshore II Company (Exhibit
                10(a) to Form 10-K for year ended December 31, 1992, of TEL
                Offshore Trust)................................................        0-6910          10(a)
  10(b)*    --  Consent Agreement, dated November 16, 1988, between TEL
                Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form
                10-K for year ended December 31, 1988 of TEL Offshore Trust)...        0-6910          10(b)
  10(c)*    --  Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc.
                (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of
                TEL Offshore Trust)............................................        0-6910          10(c)
  10(d)*    --  Gas Purchase and Sales Agreement Effective September 1, 1993
                between Tennessee Gas Pipeline Company and Chevron U.S.A.
                Production Company (Exhibit 10(d) to Form 10-K for year ended
                December 31, 1993 of TEL Offshore Trust).......................        0-6910          10(d)
  27(a)     --  Financial Data Schedule