Form 10-Q/A
period 1997-03-31
TEL OFFSHORE TRUST
filed 1997-05-13
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

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

OPERATIONAL REVIEW

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $901,457 in the first quarter of 1996 to $5,672,614 in the first quarter of 1997, primarily due to an increase in crude oil production from 55,973 barrels in the first quarter of 1996 to 238,290 barrels for the same period in 1997. The increase in crude oil production was due primarily to the successful drilling of the B-11, B-12 and B-13 wells in the first three quarters of 1996. In addition, there was an increase in the average crude oil price from $16.11 per barrel to $23.81 per barrel for the same period in 1997. Gas revenues increased from $232,327 in the first quarter of 1996 to $1,350,658 in the first quarter of 1997 primarily due to an increase in gas volumes from 85,423 Mcf in the first quarter of 1996 to 377,503 Mcf in the first quarter of 1997. The increase in gas volumes was also primarily due to the successful drilling of the B-11, B-12 and B-13 wells. In addition, there was an increase in the average natural gas sales price from $2.77 per Mcf in the first quarter of 1996 to $3.64 per Mcf in the same period of 1997. The majority of the gas from this property is being purchased by NGC Corp. at spot market index prices. In addition, the Working Interest Owner has advised the Trust that approximately 30,953 Mcf have been overtaken by the Working Interest Owner from this property as of January 31, 1997. The Trust's share of this overtake position is approximately 7,738 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures increased from $666,464 in the first quarter of 1996 to $2,252,664 for the same period in 1997 due to the drilling and completing of the B-11, B-12 and B-13 wells. Operating expenses increased from $297,779 in the first quarter of 1996 to $742,604 for the same period in 1997 due to a workover on the E-9 well in the first quarter of 1997. The Working Interest Owner has advised the Trust that it plans to drill the B-15 development gas well on this property in June 1997 at an approximate cost of $2.5 million ($625,000 net to the Trust).

     Eugene Island 339 crude oil revenues decreased from $3,967,545 in the first quarter of 1996 to $1,723,866 in the first quarter of 1997 due primarily to a decrease in volumes from 258,988 barrels in the first quarter of 1996 to 78,257 barrels in the first quarter of 1997. The decrease in volumes was primarily attributable to an adjustment on the B-13 well in the first quarter of 1996. This decrease in production was partially offset by an increase in the average crude oil price from $15.32 per barrel in the first quarter of 1996 to $22.03 per barrel in the first quarter of 1997. Gas revenues increased from $350,438 in the first quarter of 1996 to $376,421 in the first quarter of 1997 due to an increase in the average price received for natural gas from $2.41 per Mcf in the first quarter of 1996 to $3.50 per Mcf in the first quarter of 1997. The increase in average price for natural gas was partially offset by a decrease in gas volumes from 145,769 Mcf in the first quarter of 1996 to 112,700 Mcf for the same period in 1997. The decrease in gas volumes was due primarily to a well being shut down during the first quarter of 1997 for upgrading the facility and compressor repair. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 240,583 Mcf on this property as of January 31, 1997. The Trust's share of this overtake position is approximately 60,146 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to NGC Corp. pursuant to an agreement providing for gas to be purchased at the spot market index prices. Operating expenses increased from $290,273 in the first quarter of 1996 to $440,847 for the same period in 1997 due primarily to a service facilities credit on this property in the first quarter of 1996 of approximately $55,000. The Working Interest Owner has advised the Trust that it plans to drill the B-2, B-4 and B-7 sidetrack wells in late 1997 at an aggregate cost of approximately $2.5 million ($625,000 net to the Trust).

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

Date: May 13, 1997

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