Form 10-Q
period 1997-06-30
TEL OFFSHORE TRUST
filed 1997-08-12
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     As of August 6, 1997 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               TEL OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1997          1996          1997          1996
                                       ------------  ------------  ------------  ------------
Royalty income.......................  $  2,051,820  $          0  $  3,177,825  $          0
Interest income......................        12,507         8,622        23,237        17,309
                                       ------------  ------------  ------------  ------------
                                          2,064,327         8,622     3,201,062        17,309
Decrease (increase) in reserve for
  future Trust expenses..............       (58,848)      113,821      (356,591)      284,917
General and administrative
  expenses...........................      (141,152)     (122,443)     (243,409)     (302,226)
                                       ------------  ------------  ------------  ------------
Distributable income.................  $  1,864,327  $          0  $  2,601,062  $          0
                                       ============  ============  ============  ============
Distributions per Unit (4,751,510
  Units).............................  $    .392365  $          0  $    .547417  $          0
                                       ============  ============  ============  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         JUNE 30,       DECEMBER 31,
                                           1997             1996
                                        ----------      ------------
                                        (UNAUDITED)
ASSETS
Cash and cash equivalents............   $3,100,541       $  879,623
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,426,281 and
  $27,329,066, respectively..........      841,374          938,589
                                        ----------      ------------
Total assets.........................   $3,941,915       $1,818,212
                                        ==========      ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................   $1,864,327       $        0
Reserve for future Trust expenses....    1,236,214          879,623
Commitments and contingencies (Note
  7).................................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................      841,374          938,589
                                        ----------      ------------
Total liabilities and Trust corpus...   $3,941,915       $1,818,212
                                        ==========      ============

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       ----------------------------  ----------------------------
                                            1997           1996           1997           1996
                                       --------------  ------------  --------------  ------------
Trust corpus, beginning of period....  $      911,004  $  1,071,618  $      938,589  $  1,071,618
Distributable income.................       1,864,327             0       2,601,062             0
Distribution payable to Unit
  holders............................      (1,864,327)            0      (2,601,062)            0
Amortization of net overriding
  royalty interest...................         (69,630)            0         (97,215)            0
                                       --------------  ------------  --------------  ------------
Trust corpus, end of period..........  $      841,374  $  1,071,618  $      841,374  $  1,071,618
                                       ==============  ============  ==============  ============

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1996, a deposit of approximately $1,321,000 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures, production costs and abandonment costs in connection with the Ship Shoal 182/183 drilling. In the first six months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $778,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures, production costs and abandonment costs in connection with the West Cameron 643 drilling in 1996. As of June 30, 1997, approximately $4,846,000 (net to the Trust) remained in the Special Cost Escrow Account.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used net cash of $298,309 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, due to the absence of Royalty income in the first, second and fourth quarters. In the first quarter of 1997, the Trust determined to make a special deposit of $200,000 into the Trust's cash reserve to replenish a portion of the funds expended in 1996. This $200,000 deposit was made in addition to the regular quarterly deposit, which for the first quarter of 1997 was $97,743. In the second quarter of 1997, the general and administrative expenses of the Trust were approximately $141,200. Accordingly, the Trust's cash reserve was increased by approximately $58,800 in such quarter, bringing the total amount of the Trust's cash reserve at June 30, 1997 to $1,236,214.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $266,300 has been recovered from the Trust by the Working Interest Owner through the second quarter of 1997, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Distributions to Unit holders for the three months ended June 30, 1997 amounted to $1,864,327 or $.392365 per Unit as compared to no distribution for the same period in 1996. The Trust had no Royalty income for the three months ended June 30, 1996. The increase in distributable income for the second quarter of 1997 was primarily due to a significant increase in crude oil and condensate revenues in the second quarter of 1997, as compared to the second quarter of 1996.

     Gas revenues increased approximately 57% in the second quarter of 1997 compared to the second quarter of 1996 primarily due to an 89% increase in gas volumes, which increase was primarily attributable to production from the B-9 well on the West Cameron 643 property. The increase in volumes was offset by a 17% decrease in the average price received for natural gas from $2.70 per Mcf in the second quarter of 1996 to $2.23 per Mcf in the second quarter of 1997. Crude oil and condensate revenues increased approximately 183% in the second quarter of 1997 in comparison to the same period in 1996 primarily due to a 167% increase in crude oil and condensate volumes from the 1996 second quarter to the 1997 second quarter. This increase was primarily attributable to increased production from the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property. In addition, there was a 6% increase in the average price received from $18.49 per barrel in the second quarter of 1996 to $19.56 per barrel in the second quarter of 1997. The Trust's share of capital expenditures decreased by approximately 92% or $423,040 in the second quarter of 1997 as compared to the same period in 1996 primarily due to expenses incurred on the F-2 well drilled on the Ship Shoal 182/183 property in the first quarter of 1996.

     For the second quarter of 1997, the Trust had undistributed net income of $49,315. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the second quarter of 1997 was applied to a loss carryforward that resulted primarily from the Eugene Island 348 gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     In the second quarter of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $434,000, compared to a deposit of funds into the Special Cost Escrow Account of approximately $316,000 net to the Trust in the second quarter of 1996. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Distributions to Unit holders for the six months ended June 30, 1997 amounted to $2,601,062 or $.547417 per Unit as compared to no distribution for the same period in 1996. The Trust had no Royalty income for the six months ended June 30, 1996. The increase in distributable income for the first six months of 1997 was primarily due to a significant increase in gas and crude oil and condensate revenues in the first six months of 1997, as compared to the same period in 1996.

     Gas revenues increased approximately 193% in the first six months of 1997 compared to the first six months of 1996 primarily due to a 162% increase in gas volumes, which increase was primarily attributable to production from the B-8 and B-9 wells on the West Cameron 643 property that were completed in the second quarter of 1996. In addition, there was a 12% increase in the average price received for natural gas from $2.60 per Mcf in the first six months of 1996 to $2.91 per Mcf in the first six months of 1997. Crude oil and condensate revenues increased approximately 101% in the first six months of 1997 in comparison to the same period in 1996 primarily due to a 56% increase in crude oil and condensate volumes. This increase was primarily attributable to production from the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property. In addition, there was a 29% increase in the average price received from $16.47 per barrel for the six months ended June 30, 1996 to $21.19 per barrel for the six months ended June 30, 1997. The Trust's share of capital expenditures decreased by approximately 15% or $128,384 for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to the F-2 well drilled on the Ship Shoal 182/183 property in the first quarter of 1996. The Trust's share of operating expenses increased approximately 23% or $159,786 for the six months ended June 30, 1997 as compared to the same period in 1996 due primarily to a workover on the E-9 well on the Ship Shoal 182/183 property in the first quarter of 1997.

     For the first six months of 1997, the Trust had undistributed net income of $892,778. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the the first six months of 1997 was applied to a loss carryforward that resulted primarily from the drilling of the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in the first three quarters of 1996.

     In the first six months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $778,000, compared to a deposit of funds into the Special Cost Escrow Account of $1,321,000 net to the Trust in the first six months of 1996. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used net cash of $298,309 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, due to the absence of Royalty income during the first, second and fourth quarters. After receipt of Royalty income in the first quarter of 1997, the Trust determined to make a special deposit of $200,000 into the Trust's cash reserve to replenish a portion of the funds expended in 1996. This $200,000 deposit was made in addition to the regular quarterly deposit, which for the first quarter of 1997 was $97,743. In the second quarter of 1997, the general and administrative expenses of the Trust were approximately $141,200. Accordingly, the Trust's cash reserve was increased by approximately $58,800 in such quarter, bringing the total amount of the Trust's cash reserve at June 30, 1997 to $1,236,214.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $970,071 in the second quarter of 1996 to $6,896,637 in the second quarter of 1997, primarily due to an increase in crude oil production from 52,023 barrels in the second quarter of 1996 to 342,423 barrels for the same period in 1997. The increase in crude oil production was due primarily to the successful drilling of the B-11, B-12 and B-13 wells in the first three quarters of 1996. In addition, there was an increase in the average crude oil price from $18.65 per barrel in the second quarter of 1996 to $20.14 per barrel for the same period in 1997. Gas revenues increased from $220,506 in the second quarter of 1996 to $908,641 in the second quarter of 1997 primarily due to an increase in gas volumes from 80,014 Mcf in the second quarter of 1996 to 434,507 Mcf in the second quarter of 1997. The increase in gas volumes was also primarily due to the successful drilling of the B-11, B-12 and B-13 wells. The increase in volumes was partially offset by a decrease in the average natural gas sales price from $2.92 per Mcf in the second quarter of 1996 to $2.09 per Mcf in the same period of 1997. The majority of the gas from this property is being purchased by NGC Corp. at spot market index prices. In addition, the Working Interest Owner has advised the Trust that approximately 57,197 Mcf have been overtaken by the Working Interest Owner from this property as of April 30, 1997. The Trust's share of this overtake position is approximately 14,299 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Chevron has advised the Trust that it believes sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures decreased from $1,307,815 in the second quarter of 1996 to ($81,848) for the same period in 1997 due to the drilling of the F-2 well on this property in the first quarter of 1996 and a $220,000 credit for casings returned for the B-12 well in the second quarter of 1997. Operating expenses increased slightly from $492,815 in the second quarter of 1996 to $493,348 for the same period in 1997. The Working Interest Owner has advised the Trust that it began drilling the B-15 development gas well on this property in June 1997 at an approximate cost of $2.5 million ($625,000 net to the Trust).

     Eugene Island 339 crude oil revenues decreased from $1,943,120 in the second quarter of 1996 to $1,304,829 in the second quarter of 1997 due primarily to a decrease in volumes from 105,534 barrels in the second quarter of 1996 to 76,970 barrels in the second quarter of 1997. The decrease in volumes was primarily attributable to a continued natural production decline on this property. In addition, there was a decrease in the average crude oil price from $18.41 per barrel in the second quarter of 1996 to $16.95 per barrel in the second quarter of 1997. Gas revenues decreased from $454,921 in the second quarter of 1996 to $137,527 in the second quarter of 1997 due to a decrease in gas volumes from 148,975 Mcf in the second quarter of 1996 to 62,668 Mcf for the same period in 1997. The decrease in gas volumes was due primarily to a well being shut down during the second quarter of 1997 for compressor repair. In addition, there was a decrease in the average price received for natural gas from $3.02 per Mcf in the second quarter of 1996 to $2.21 per Mcf in the second quarter of 1997. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 227,992 Mcf on this property as of April 30, 1997. The Trust's share of this overtake position is approximately 56,998 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that it believes sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to NGC Corp. pursuant to an agreement providing for gas to be purchased at the spot market index prices. Operating expenses increased from $324,399 in the second quarter of 1996 to $590,672 for the same period in 1997 due primarily to service facility charges in the second quarter of 1997. The Working Interest Owner has advised the Trust that it plans to drill the B-7 and B-18 sidetrack wells in late 1997 at an aggregate cost of approximately $2.5 million ($625,000 net to the Trust).

     West Cameron 643 gas revenues increased from $1,608,803 in the second quarter of 1996 to $2,351,044 in the second quarter of 1997 due primarily to an increase in gas volumes from 620,259 Mcf in the second quarter of 1996 to 1,053,600 Mcf for the same period in 1997. The increase in gas volumes was due primarily to the successful B-8 and B-9 wells drilled on this property in the second quarter of 1996 and the successful workovers on the A-2 and A-9 wells in the first quarter of 1996. The increase in volumes was slightly offset by a decrease in the average price received for natural gas from $2.59 per Mcf in the second quarter of 1996 to $2.23 per Mcf for the same period of 1997. The Working Interest Owner has advised the Trust that the gas from this property is currently committed to Tennessee Gas and Columbia Gas Pipeline Company pursuant to an agreement for gas to be purchased at a calculated monthly price based on the spot market rate. Capital expenditures decreased from $521,959 in the second quarter of 1996 to ($31,736) in the second quarter of 1997 due primarily to costs associated with workovers on the A-2 and A-9 wells on this property in the first quarter of 1996 and a credit for returned equipment in the second quarter of 1997. Operating expenses decreased from $531,952 in the second quarter of 1996 to $339,791 in the second quarter of 1997 due primarily to costs associated with the workovers described above.

     In March 1997, Chevron advised the Trust that Texaco had drilled two exploratory wells on East Cameron 371 at a cost of approximately $1,437,175 ($359,294 net to the Trust). No well tests have been performed to date and none are planned until construction of the platform is complete. The estimated date of completion for the platform is the first quarter of 1998. In addition, Texaco has advised the Trust that it intends to pursue additional drilling on this property. The estimated total cost of the drilling and platform construction is approximately $5.9 million ($1.5 million net to the Trust).

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

     Ship Shoal 182/183 crude oil revenues increased from $1,871,528 in the first six months of 1996 to $12,569,251 in the first six months of 1997, primarily due to an increase in crude oil production from 107,996 barrels in the first six months of 1996 to 580,713 barrels for the same period in 1997. The increase in crude oil production was due primarily to the successful drilling of the B-11, B-12 and B-13 wells in the first three quarters of 1996. In addition, there was an increase in the average crude oil price from $17.33 per barrel in the first six months of 1996 to $21.64 per barrel for the same period in 1997. Gas revenues increased from $452,833 in the first six months of 1996 to $2,259,299 in the first six months of 1997 primarily due to an increase in gas volumes from 165,437 Mcf in the first six months of 1996 to 812,010 Mcf in the first six months of 1997. The increase in gas volumes was also primarily due to the successful drilling of the B-11, B-12 and B-13 wells. The increase in volumes was slightly offset by a decrease in the average natural gas sales price from $2.84 per Mcf in the first six months of 1996 to $2.82 per Mcf in the same period of 1997. Capital expenditures increased from $1,974,279 in the first six months of 1996 to $2,170,816 in the first six months of 1997 due to the drilling and completion of the B-11, B-12 and B-13 wells. Operating expenses increased from $790,594 in the first six months of 1996 to $1,235,952 for the same period in 1997 due primarily to a workover on the E-9 well in the first quarter of 1997.

     Eugene Island 339 crude oil revenues decreased from $5,910,665 in the first six months of 1996 to $3,028,695 in the first six months of 1997 due primarily to a decrease in volumes from 364,522 barrels in the first six months of 1996 to 155,227 barrels in the first six months of 1997. The decrease in volumes was primarily attributable to an adjustment on the B-13 well in the first quarter of 1996. This decrease in production was partially offset by an increase in the average crude oil price from $16.21 per barrel in the first six months of 1996 to $19.51 per barrel in the first six months of 1997. Gas revenues decreased from $805,359 in the first six months of 1996 to $513,948 in the first six months of 1997 due to a decrease in gas volumes from 294,744 Mcf in the first six months of 1996 to 175,368 Mcf for the same period in 1997. The decrease in gas volumes was due primarily to a well being shut down during the first and second quarter of 1997 for upgrading the facility and compressor repair. The decrease in gas volumes was slightly offset by an increase in the average price received for natural gas from $2.73 per Mcf in the first six months of 1996 to $2.98 per Mcf in the first six weeks of 1997. Operating expenses increased from $614,672 in the first six months of 1996 to $1,031,519 for the first six months in 1997 due primarily to service facility credits on this property in the first quarter of 1996 and service facility charges in the second quarter of 1997.

     West Cameron 643 gas revenues increased from $2,041,628 in the first six months of 1996 to $6,931,646 in the first six months of 1997 due primarily to an increase in gas volumes from 803,814 Mcf in the first six months of 1996 to 2,364,726 Mcf for the same period in 1997. The increase in gas volumes was due primarily to the successful B-8 and B-9 wells drilled on this property in the second quarter of 1996 and the successful workovers in the A-2 and A-9 wells in the first quarter of 1996. In addition, there was an increase in the average price received for natural gas from $2.54 per Mcf in the first six months of 1996 to $2.93 per Mcf for the same period in 1997. Capital expenditures decreased from $1,298,362 in the first six months of 1996 to $367,659 in the first six months of 1997 due primarily to costs associated with workovers on the A-2 and A-9 wells on this property in the first quarter of 1996. Operating expenses decreased from $962,801 in the first six months of 1996 to $880,220 in the first six months of 1997 due primarily to costs associated with the workovers described above.

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

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1996, a deposit of approximately $1,321,000 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures, production costs and abandonment costs in connection with the Ship Shoal 182/183 drilling. In the first six months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $778,000. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs and abandonment costs in connection with the West Cameron 643 drilling in 1996. As of June 30, 1997, approximately $4,846,000 (net to the Trust) remained in the Special Cost Escrow Account.

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

                                                ROYALTY PROPERTIES
                                                THREE MONTHS ENDED
                                                   JUNE 30,(1)
                                          ------------------------------
                                               1997            1996
                                          --------------  --------------
Crude oil and condensate (bbls).........         422,338         158,077
Natural gas and gas products (Mcf)......       1,699,755         897,287
Crude oil and condensate average price,
  per bbl...............................  $        19.56  $        18.49
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.23  $         2.70
Crude oil and condensate revenues.......  $    8,259,693  $    2,922,715
Natural gas and gas products revenues...       3,784,703       2,417,520
Production expenses.....................      (1,757,162)     (1,752,252)
Capital expenditures....................        (149,727)     (1,841,888)
Undistributed Net Loss (Income)(2)......        (193,615)       (483,963)
(Provision for) Refund of escrowed
  special costs.........................      (1,735,792)     (1,262,132)
                                          --------------  --------------
NET PROCEEDS............................       8,208,100               0
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................       2,052,025               0
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $    2,051,820  $            0
                                          ==============  ==============

------------

(1) The amounts for the three months ended June 30, 1997 and 1996 represent actual production for the periods February 1996 through April 1997 and February 1995 through April 1996, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 1997, the loss carryforward was $1,923,984 ($480,996 net to the Trust).

                                                ROYALTY PROPERTIES
                                           SIX MONTHS ENDED JUNE 30,(1)
                                          ------------------------------
                                               1997            1996
                                          --------------  --------------
Crude oil and condensate (bbls).........         740,422         474,075
Natural gas and gas products (Mcf)......       3,648,437       1,390,059
Crude oil and condensate average price,
  per bbl...............................  $        21.19  $        16.47
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.91  $         2.60
Crude oil and condensate revenues.......  $   15,692,677  $    7,808,076
Natural gas and gas products revenues...      10,560,234       3,607,889
Production expenses.....................      (4,012,986)     (3,064,492)
Capital expenditures....................      (2,844,526)     (3,358,061)
Undistributed Net Loss (Income)(2)......      (3,571,111)        292,568
(Provision for) Refund of escrowed
  special costs.........................      (3,111,716)     (5,285,980)
                                          --------------  --------------
NET PROCEEDS............................      12,712,572               0
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................       3,178,143               0
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $    3,177,825  $            0
                                          ==============  ==============

------------

(1) The amounts for the six months ended June 30, 1997 and 1996 represent actual production for the periods November 1996 through April 1997 and November 1995 through April 1996 respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 1997, the loss carryforward was $1,923,984 ($480,996 net to the Trust).

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1997.

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

                                          TEL OFFSHORE TRUST
                                          By:  Texas Commerce Bank National
                                               Association, Corporate Trustee
                                          By: /s/ PETE FOSTER
                                                  PETE FOSTER
                                             SENIOR VICE PRESIDENT
                                               AND TRUST OFFICER

Date: August  12, 1997

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                      TEL
                                    OFFSHORE
                                     TRUST
                               FEDERAL INCOME TAX
                                  INFORMATION
                                      1997

                               TEL OFFSHORE TRUST
                                 EIN 76-6004064
                                   SCHEDULE B
                               SECOND QUARTER 1997
                            TAX INFORMATION PER UNIT
                                (4,751,510 UNITS)

                                                   PARTNERSHIP
                                                 ITEMS PER UNIT                      TRUST ITEMS PER UNIT
                                          -----------------------------   -------------------------------------------
                                                          DEPLETION                                      **(INCREASE)
                                           ROYALTY       AS A PERCENT      INTEREST    ADMINISTRATIVE      DECREASE
              RECORD DATE                   INCOME     OF ROYALTY BASIS     INCOME        EXPENSE         IN RESERVE
----------------------------------------  ----------   ----------------   ----------   --------------    ------------
March 31, 1997..........................    0.236978     3.6440%            0.002258      0.021521          (0.062663)
June 30, 1997...........................    0.431825     6.6402%            0.002632      0.029707          (0.012385)
September 30, 1997......................    0.000000     0.0000%            0.000000      0.000000          (0.000000)
December 31, 1997.......................    0.000000     0.0000%            0.000000      0.000000           0.000000
                                          ----------   ----------------   ----------   --------------    ------------
Year to date............................    0.668803    10.2842%            0.004890      0.051228          (0.075048)
                                          ==========   ================   ==========   ==============    ============

                            SUMMARY OF TAXABLE INCOME

                                           PER UNIT
                                           ---------
Royalty Income..........................    0.668803
Interest Income.........................    0.004890
Depletion Deduction.....................   (0.022101)
Administrative Expense Deduction........   (0.051228)
(Increase)/Decrease in Reserve..........   (0.075048)
                                           ---------
Net Amount..............................    0.525316
                                           =========

                        TAX BASIS OF UNITS AND ROYALTY*

Basis Assigned to TEL Offshore Trust Units -- 1/1/83 .............   $ 6.750000
Basis Allocated to Offshore II Company (Sold December 17, 1984) ..    (0.120000)
                                                                     ----------
Royalty Basis 1/1/83 .............................................     6.630000
Depletion Year 1983 ..............................................    (0.769366)
                                                                     ----------
Royalty Basis 1/1/84 .............................................     5.860634
Depletion Year 1984 ..............................................    (1.203489)
                                                                     ----------
Royalty Basis 1/1/85 .............................................     4.657145
Depletion Year 1985 ..............................................    (1.126563)
                                                                     ----------
Royalty Basis 1/1/86 .............................................     3.530582
Depletion Year 1986 ..............................................    (0.555675)
                                                                     ----------
Royalty Basis 1/1/87 .............................................     2.974907
Depletion Year 1987 ..............................................    (1.424231)
                                                                     ----------
Royalty Basis 1/1/88 .............................................     1.550676
Depletion Year 1988 ..............................................    (0.384321)
                                                                     ----------
Royalty Basis 1/1/89 .............................................     1.166355
Depletion Year 1989 ..............................................    (0.241515)
                                                                     ----------
Royalty Basis 1/1/90 .............................................     0.924840
Depletion Year 1990 ..............................................    (0.242097)
                                                                     ----------
Royalty Basis 1/1/91 .............................................     0.682743
Depletion Year 1991 ..............................................    (0.092228)
                                                                     ----------
Royalty Basis 1/1/92 .............................................     0.590515
Depletion Year 1992 ..............................................    (0.058181)
                                                                     ----------
Royalty Basis 1/1/93 .............................................     0.532334
Depletion Year 1993 ..............................................    (0.079729)
                                                                     ----------
Royalty Basis 1/1/94 .............................................     0.452605
Depletion Year 1994 ..............................................    (0.148288)
                                                                     ----------
Royalty Basis 1/1/95 .............................................     0.304317
Depletion Year 1995 ..............................................    (0.064972)
                                                                     ----------
Royalty Basis 1/1/96 .............................................     0.239345
Depletion Year 1996 ..............................................    (0.024448)
                                                                     ----------
Royalty Basis 1-1-97 .............................................     0.214897
Depletion Through 2nd Quarter 1997 ...............................    (0.022101)
                                                                     ----------
Royalty Basis 6/30/97 ............................................     0.192796
                                                                     ==========

------------

 * For Unit holders who acquired their Units in the initial distribution in January of 1983.

   For Unit holders acquiring Units other than in the initial distribution from Tenneco Offshore Company and prior to December 17, 1984, their royalty basis should be equal to 98.2533% of the purchase price of such Units, less depletion taken from the date of purchase.

   Unit holders who acquired their Units after December 17, 1984 will have a basis in the royalty equal to the purchase price of such Units, less depletion taken from the date of purchase.

** Increase or decrease in the reserve amount has no tax effect and is shown for information purposes only.

                                              TEL OFFSHORE TRUST
                                              P.O. BOX 4717
                                              HOUSTON, TEXAS 77210
                               TEL OFFSHORE TRUST

1997
SECOND QUARTER REPORT TO
UNIT HOLDERS
QUARTER ENDED JUNE 30, 1997

ATTENTION UNIT HOLDERS

Texas Commerce Bank as Trustee for TEL Offshore Trust has established the following toll free information line for unit holder inquiries: 1-800-852-1422 and an Internet news source may be accessed at:
WWW.BUSINESSWIRE.COM/CNN/TEL-OFFSHORE.HTM