Form 10-Q
period 1997-09-30
TEL OFFSHORE TRUST
filed 1997-11-13
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________________

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

     As of November 6, 1997 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               TEL OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                           1997          1996          1997          1996
                                       ------------  ------------  ------------  ------------
Royalty income.......................  $  1,690,234  $    785,708  $  4,868,059  $    785,708
Interest income......................        14,074         4,709        37,311        22,018
                                       ------------  ------------  ------------  ------------
                                          1,704,308       790,417     4,905,370       807,726
Decrease (increase) in reserve for
  future Trust expenses..............      (113,066)      (99,536)     (469,657)      185,381
General and administrative
  expenses...........................       (86,934)     (100,464)     (330,343)     (402,690)
                                       ------------  ------------  ------------  ------------
Distributable income.................  $  1,504,308  $    590,417  $  4,105,370  $    590,417
                                       ============  ============  ============  ============
Distributions per Unit (4,751,510
  Units).............................  $    .316595  $    .124258  $    .864013  $    .124258
                                       ============  ============  ============  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,      DECEMBER 31,
                                            1997               1996
                                        -------------      ------------
                                         (UNAUDITED)
ASSETS
Cash and cash equivalents............    $ 2,853,588        $  879,623
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,487,719 and
  $27,329,066, respectively..........        779,936           938,589
                                        -------------      ------------
Total assets.........................    $ 3,633,524        $1,818,212
                                        =============      ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................    $ 1,504,308        $        0
Reserve for future Trust expenses....      1,349,280           879,623
Commitments and contingencies
  (Note7)............................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................        779,936           938,589
                                        -------------      ------------
Total liabilities and Trust corpus...    $ 3,633,524        $1,818,212
                                        =============      ============

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ----------------------------  ----------------------------
                                            1997           1996           1997           1996
                                       --------------  ------------  --------------  ------------
Trust corpus, beginning of period....  $      841,374  $  1,071,618  $      938,589  $  1,071,618
Distributable income.................       1,504,308       590,417       4,105,370       590,417
Distribution payable to Unit
  holders............................      (1,504,308)     (590,417)     (4,105,370)     (590,417)
Amortization of net overriding
  royalty interest...................         (61,438)     (133,029)       (158,653)     (133,029)
                                       --------------  ------------  --------------  ------------
Trust corpus, end of period..........  $      779,936  $    938,589  $      779,936  $    938,589
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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1996, a deposit of approximately $1,493,500 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures, production costs and abandonment costs in connection with the Ship Shoal 182/183 drilling. In the first nine months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,001,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures, production costs and abandonment costs in connection with the drilling and platform construction on the East Cameron 371 property in 1997. As of September 30, 1997, approximately $5,069,000 (net to the Trust) remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used net cash of $298,309 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, due to the absence of Royalty income in the first, second and fourth quarters. In the first quarter of 1997, the Trust determined to make a special deposit of $200,000 into the Trust's cash reserve to replenish a portion of the funds expended in 1996. This $200,000 deposit was made in addition to the regular quarterly deposit. During the first six months of 1997, the Trust deposited approximately $356,500 to the Trust's cash reserve. In the third quarter of 1997, the general and administrative expenses of the Trust were approximately $86,900. Accordingly, the Trust's cash reserve was increased by approximately $113,100 in the third quarter, bringing the total amount of the Trust's cash reserve at September 30, 1997 to $1,349,280.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $287,500 has been recovered from the Trust by the Working Interest Owner through the third quarter of 1997, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Distributions to Unit holders for the three months ended September 30, 1997 amounted to $1,504,308 or $.316595 per Unit as compared to $590,417 or $.124258 per Unit for the same period in 1996. The increase in distributable income for the third quarter of 1997 was primarily due to a significant increase in crude oil and condensate revenues in the third quarter of 1997, as compared to the third quarter of 1996.

     Crude oil and condensate revenues increased approximately 186% in the third quarter of 1997 in comparison to the same period in 1996 primarily due to a 184% increase in crude oil and condensate volumes from the 1996 third quarter to the 1997 third quarter. This increase was primarily attributable to increased production from the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property. In addition, there was a 1% increase in the average price received from $18.24 per barrel in the third quarter of 1996 to $18.41 per barrel in the third quarter of 1997. Gas revenues decreased approximately 39% in the third quarter of 1997 compared to the third quarter of 1996 primarily due to a 33% decrease in gas volumes, which decrease was primarily attributable to declines in production from three wells drilled on the West Cameron 643 property in the second quarter of 1996. In addition, there was a 9% decrease in the average price received for natural gas from $2.48 per Mcf in the third quarter of 1996 to $2.26 per Mcf in the third quarter of 1997. The Trust's share of capital expenditures decreased approximately 36% or $229,650 in the third quarter of 1997 as compared to the same period in 1996 primarily due to expenses incurred on the B-11, B-12 and F-2 wells drilled on the Ship Shoal 182/183 property in the first and second quarters of 1996 and the expenses incurred with the A-10 well workover on West Cameron 643 property in the third quarter of 1996. The Trust's share of operating expenses increased 10% or $29,856 in the third quarter of 1997 as compared to the same period in 1996 primarily due to expenses incurred in the third quarter of 1997 in drilling the B-15 well on the Ship Shoal 182/183 property.

     For the third quarter of 1997, the Trust had undistributed net income of $21,171. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the third quarter of 1997 was applied to a loss carryforward that resulted primarily from the Eugene Island 348 gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     In the third quarter of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $223,000, compared to a deposit of funds into the Special Cost Escrow Account of approximately $172,500 in the third quarter of 1996. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Distributions to Unit holders for the nine months ended September 30, 1997 amounted to $4,105,370 or $.864013 per Unit as compared to $590,417 or $.124258 per Unit for the same period in 1996. The increase in distributable income for the first nine months of 1997 was primarily due to a significant increase in gas and crude oil and condensate revenues in the first nine months of 1997, as compared to the same period in 1996.

     Gas revenues increased approximately 54% in the first nine months of 1997 compared to the first nine months of 1996 primarily due to a 43% increase in gas volumes, which increase was primarily attributable to production from the B-8 and B-9 wells on the West Cameron 643 property that were completed in the second quarter of 1996. In addition, there was an 8% increase in the average price received for natural gas from $2.53 per Mcf in the first nine months of 1996 to $2.72 per Mcf in the first nine months of 1997. Crude oil and condensate revenues increased approximately 123% in the first nine months of 1997 in comparison to the same period in 1996 primarily due to an 86% increase in crude oil and condensate volumes. This increase was primarily attributable to production from the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property. In addition, there was a 20% increase in the average price received from $16.88 per barrel for the nine months ended September 30, 1996 to $20.20 per barrel for the nine months ended September 30, 1997. The Trust's share of capital expenditures decreased by approximately 24% or $358,034 for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to six workovers on the West Cameron 643 property and to drilling the F-2, B-11 and B-12 wells on the Ship Shoal 182/183 property in the first nine months of 1996. The Trust's share of operating expenses increased approximately 19% or $189,641 for the nine months ended September 1997 as compared to the same period in 1996 primarily due to a workover on the E-9 well on the Ship Shoal 182/183 property in the first quarter of 1997 and the drilling of the B-15 well on the Ship Shoal 182/183 property in the third quarter of 1997.

     For the first nine months of 1997, the Trust had undistributed net income of $913,949. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the first nine months of 1997 was applied to a loss carryforward that resulted primarily from the drilling of the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in the first three quarters of 1996.

     In the first nine months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,001,000, compared to a deposit of funds into the Special Cost Escrow Account of $1,493,500 in the first nine months of 1996. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used net cash of $298,309 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, due to the absence of Royalty income during the first, second and fourth quarters. In the first quarter of 1997, the Trust determined to make a special deposit of $200,000 into the Trust's cash reserve to replenish a portion of the funds expended in 1996. This $200,000 deposit was made in addition to the regular quarterly deposit. During the first six months of 1997, the Trust deposited approximately $356,500 to the Trust's cash reserve. In the third quarter of 1997, the general and administrative expenses of the Trust were approximately $86,900. Accordingly, the Trust's cash reserve was increased by approximately $113,100 in the third quarter, bringing the total amount of the Trust's cash reserve at September 30, 1997 to $1,349,280.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $1,040,053 in the third quarter of 1996 to $6,249,972 in the third quarter of 1997, primarily due to an increase in crude oil production from 55,916 barrels in the third quarter of 1996 to 334,171 barrels for the same period in 1997. The increase in crude oil production was due primarily to the successful drilling of the B-11, B-12 and B-13 wells in the first three quarters of 1996. In addition, there was an increase in the average crude oil price from $18.60 per barrel in the third quarter of 1996 to $18.70 per barrel for the same period in 1997. Gas revenues increased from $123,463 in the third quarter of 1996 to $823,520 in the third quarter of 1997 primarily due to an increase in gas volumes from 49,448 Mcf in the third quarter of 1996 to 369,204 Mcf in the third quarter of 1997. The increase in gas volumes was also primarily due to the successful drilling of the B-11, B-12 and B-13 wells and a compressor shut down for six weeks in the third quarter of 1996. The increase in volumes was partially offset by a decrease in the average natural gas sales price from $2.55 per Mcf in the third quarter of 1996 to $2.26 Mcf in the same period of 1997. The majority of the gas from this property is being purchased by NGC Corp. at spot market index prices. In addition, the Working Interest Owner has advised the Trust that approximately 65,850 Mcf have been overtaken by the Working Interest Owner from this property as of July 31, 1997. The Trust's share of this overtake position is approximately 16,463 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Chevron has advised the Trust that it believes sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures decreased from $1,505,634 in the third quarter of 1996 to $800,448 for the same period in 1997 primarily due to the drilling of the F-2, B-11 and B-12 wells in the first nine months of 1996. Operating expenses decreased from $432,793 in the third quarter of 1996 to $362,940 for the same period in 1997. The Trust has been advised by the Working Interest Owner that the drilling of the B-15 well was completed in July 1997. The B-15 well is currently producing approximately 3,500 barrels of oil a day. The cost of the B-15 well drilling was approximately $2.6 million ($650,000 net to the Trust).

     Eugene Island 339 crude oil revenues decreased from $1,596,404 in the third quarter of 1996 to $1,233,293 in the third quarter of 1997 primarily due to a decrease in volumes from 88,684 barrels in the third quarter of 1996 to 72,732 barrels in the third quarter of 1997. The decrease in volumes was primarily attributable to a continued natural production decline on this property. In addition, there was a decrease in the average crude oil price from $18.00 per barrel in the third quarter of 1996 to $16.96 per barrel in the third quarter of 1997. Gas revenues decreased from $214,286 in the third quarter of 1996 to $198,119 in the third quarter of 1997 due to a decrease in the average price received for natural gas from $2.68 per Mcf in the third quarter of 1996 to $2.40 per Mcf in the third quarter of 1997. The decrease in average price was partially offset by an increase in gas volumes from 79,230 Mcf in the third quarter of 1996 to 85,091 Mcf for the same period in 1997. The increase in gas volumes was primarily due to the shut down of a booster pumping station in the third quarter of 1996. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 190,942 Mcf on this property as of July 31, 1997. The Trust's share of this overtake position is approximately 47,736 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that it believes sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to NGC Corp. pursuant to an agreement providing for gas to be purchased at the spot market index prices. Operating expenses increased from $229,038 in the third quarter of 1996 to $459,212 for the same period in 1997 due primarily to a service facilities credit of approximately $77,000 ($19,250 net to the Trust) in the third quarter of 1996. Capital expenditures decreased from $19,937 in the third quarter of 1996 to $0 in the third quarter of 1997. The Working Interest Owner has advised the Trust that it drilled two B-7 wells in the third quarter of 1997. The first well was unsuccessful and the second well was successful. The second well is currently producing approximately 330 barrels of oil a day. The aggregate drilling cost of the two wells was approximately $1.98 million ($495,000 net to the Trust). The Working Interest Owner has advised the Trust that it no longer plans to drill the B-18 sidetrack well.

     West Cameron 643 gas revenues decreased from $4,889,460 in the third quarter of 1996 to $2,026,273 in the third quarter of 1997 primarily due to a decrease in gas volumes from 1,976,704 Mcf in the third quarter of 1996 to 903,686 Mcf for the same period in 1997. The decrease in gas volumes was primarily due to declines in production on the successful B-5, B-8 and B-9 wells drilled on this property in the second quarter of 1996 and the successful workovers on the A-2 and A-9 wells in the first quarter of 1996. In addition, there was a decrease in the average price received for natural gas from $2.47 per Mcf in the third quarter of 1996 to $2.24 per Mcf for the same period in 1997. The Working Interest Owner has advised the Trust that the gas from this property is currently committed to Tennessee Gas and Columbia Gas Pipeline Company pursuant to an agreement for gas to be purchased at a calculated monthly price based on the spot market rate. Capital expenditures decreased from $934,729 in the third quarter of 1996 to $1,545 in the third quarter of 1997 primarily due to costs associated with workovers on the A-2 and A-9 wells on this property in the first quarter of 1996. Operating expenses increased from $247,246 in the third quarter of 1996 to $327,934 in the third quarter of 1997.

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

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $2,911,581 in the first nine months of 1996 to $18,819,223 in the first nine months of 1997, primarily due to an increase in crude oil production from 163,912 barrels in the first nine months of 1996 to 914,884 barrels for the same period in 1997. The increase in crude oil production was due primarily to the successful drilling of the B-11, B-12 and B-13 wells in the first three quarters of 1996. In addition, there was an increase in the average crude oil price from $17.76 per barrel in the first nine months of 1996 to $20.57 per barrel for the same period in 1997. Gas revenues increased from $576,296 in the first nine months of 1996 to $3,082,819 in the first nine months of 1997 primarily due to an increase in gas volumes from 214,885 Mcf in the first nine months of 1996 to 1,181,214 Mcf in the first nine months of 1997. The increase in gas volumes was also primarily due to the successful drilling of the B-11, B-12 and B-13 wells. The increase in volumes was slightly offset by a decrease in the average natural gas sales price from $2.77 per Mcf in the first nine months of 1996 to $2.64 per Mcf in the same period in 1997. Capital expenditures decreased from $3,479,913 in the first nine months of 1996 to $2,973,264 in the first nine months of 1997 primarily due to the drilling of the F-2, B-11 and B-12 wells in the first nine months of 1996. Operating expenses increased from $1,223,387 in the first nine months of 1996 to $1,598,892 for the same period in 1997 due primarily to a workover on the E-9 well in the first quarter of 1997 and the drilling of the B-15 well in the third quarter of 1997.

     Eugene Island 339 crude oil revenues decreased from $7,507,069 in the first nine months of 1996 to $4,261,988 in the first nine months of 1997 primarily due to a decrease in volumes from 453,206 barrels in the first nine months of 1996 to 227,959 barrels in the first nine months of 1997. The decrease in volumes was primarily attributable to an upward one-time well adjustment of 187,000 barrels on the B-13 well in the first quarter of 1996 and a continued natural production decline on this property. This decrease in production was partially offset by an increase in the average crude oil price from $16.56 per barrel in the first nine months of 1996 to $18.70 per barrel in the first nine months of 1997. Gas revenues decreased from $1,019,645 in the first nine months of 1996 to $712,067 in the first nine months of 1997 due to a decrease in gas volumes from 373,974 Mcf in the first nine months of 1996 to 260,459 Mcf for the same period in 1997. The decrease in gas volumes was due primarily to a well being shut down during the first and second quarters of 1997 for upgrading the facility and compressor repair. The decrease in gas volumes was slightly offset by an increase in the average price received for natural gas from $2.72 per Mcf in the first nine months of 1996 to $2.79 per Mcf in the first nine months of 1997. Operating expenses increased from $843,710 in the first nine months of 1996 to $1,490,731 for the first nine months in 1997 due primarily to service facility credits on this property in the first and third quarters of 1996 and service facility charges in the second quarter of 1997.

     West Cameron 643 gas revenues increased from $6,931,088 in the first nine months of 1996 to $8,957,919 in the first nine months of 1997 due primarily to an increase in gas volumes from 2,780,518 Mcf in the first nine months of 1996 to 3,268,412 Mcf for the same period in 1997. The increase in gas volumes was due primarily to the successful B-8 and B-9 wells drilled on this property in the second quarter of 1996 and the successful workovers on the A-2 and A-9 wells in the first quarter of 1996. In addition, there was an increase in the average price received for natural gas from $2.49 per Mcf in the first nine months of 1996 to $2.74 per Mcf for the same period in 1997. Capital expenditures decreased from $2,233,091 in the first nine months of 1996 to $369,204 in the first nine months of 1997 primarily due to costs associated with workovers on the A-2 and A-9 wells on this property in the first quarter of 1996. Operating expenses increased from $1,204,007 in the first nine months of 1996 to $1,208,154 in the first nine months of 1997.

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

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1996, a deposit of approximately $1,493,500 was made by the Trust into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimates of projected capital expenditures, production costs and abandonment costs in connection with the Ship Shoal 182/183 drilling. In the first nine months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,001,000. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs and abandonment costs in connection with the drilling and platform construction on the East Cameron 371 property in 1997. As of September 30, 1997, approximately $5,069,000 (net to the Trust) remained in the Special Cost Escrow Account.

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

                                                ROYALTY PROPERTIES
                                                THREE MONTHS ENDED
                                                 SEPTEMBER 30,(1)
                                          ------------------------------
                                               1997            1996
                                          --------------  --------------
Crude oil and condensate (bbls).........         411,237         145,021
Natural gas and gas products (Mcf)......       1,450,161       2,166,953
Crude oil and condensate average price,
  per bbl...............................  $        18.41  $        18.24
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.26  $         2.48
Crude oil and condensate revenues.......  $    7,569,399  $    2,644,626
Natural gas and gas products revenues...       3,253,981       5,375,933
Production expenses.....................      (1,447,166)     (1,324,215)
Capital expenditures....................      (1,637,480)     (2,556,079)
Undistributed Net Loss (Income)(2)......         (84,654)       (308,949)
(Provision for) Refund of escrowed
  special costs.........................        (892,468)       (688,168)
                                          --------------  --------------
NET PROCEEDS............................       6,761,612       3,143,148
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................       1,690,403         785,787
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $    1,690,234  $      785,708
                                          ==============  ==============
------------
(1) The amounts for the three months ended September 30, 1997 and 1996 represent actual production for the periods May 1997 through July 1997 and May 1996 through July 1996, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 1997, the loss carryforward was $1,752,584 ($438,146 net to the Trust).

                                                ROYALTY PROPERTIES
                                                NINE MONTHS ENDED
                                                 SEPTEMBER 30,(1)
                                          ------------------------------
                                               1997            1996
                                          --------------  --------------
Crude oil and condensate (bbls).........       1,151,659         619,096
Natural gas and gas products (Mcf)......       5,098,598       3,557,012
Crude oil and condensate average price,
  per bbl...............................  $        20.20  $        16.88
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.72  $         2.53
Crude oil and condensate revenues.......  $   23,262,076  $   10,452,702
Natural gas and gas products revenues...      13,814,215       8,983,822
Production expenses.....................      (5,460,152)     (4,388,707)
Capital expenditures....................      (4,482,006)     (5,914,140)
Undistributed Net Loss (Income)(2)......      (3,655,765)        (16,381)
(Provision for) Refund of escrowed
  special costs.........................      (4,004,184)     (5,974,148)
                                          --------------  --------------
NET PROCEEDS............................      19,474,184       3,143,148
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................       4,868,546         785,787
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $    4,868,059  $      785,708
                                          ==============  ==============
------------
(1) The amounts for the nine months ended September 30, 1997 and 1996 represent actual production for the periods November 1996 through July 1997 and November 1995 through July 1996, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 1997, the loss carryforward was $1,752,584 ($438,146 net to the Trust).

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

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1997.

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

Date: November 13, 1997

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                               INDEX TO EXHIBITS

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