Form 10-K405
period 1997-12-31
TEL OFFSHORE TRUST
filed 1998-03-30
CIK 97148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                     _________________ TO __________________

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

        CHASE BANK OF TEXAS
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 20, 1998, of $5.3125 was $25,242,396.88.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 20, 1998, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

     Documents Incorporated By Reference: None
================================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                                                              PAGE
Item  1.   Business........................................................................................     1
           Description of the Trust........................................................................     1
           General.........................................................................................     3
           History of the Trust............................................................................     5
           Description of the Units........................................................................     5
           Distributions...................................................................................     5
           Possible Requirement that Units be Divested.....................................................     6
           Liability of Unit Holders.......................................................................     6
           Federal Income Tax Matters......................................................................     8
           Tax-Exempt Organizations........................................................................     8
           State Law Considerations........................................................................     8
           Termination of the Trust........................................................................     9
           Royalty Income, Distributable Income and Total Assets...........................................     9
           Description of Royalty Properties...............................................................     9
           Producing Acreage and Wells.....................................................................    10
           Reserves........................................................................................    18
           Operations and Production.......................................................................    18
           Marketing.......................................................................................    18
           Gas Marketing...................................................................................    19
           Oil Marketing...................................................................................    20
           Competition and Regulation......................................................................    20
           Competition.....................................................................................    20
           Regulation -- General...........................................................................    22
           Environmental Regulations.......................................................................    24
Item  2.   Properties......................................................................................    24
Item  3.   Legal Proceedings...............................................................................    24
Item  4.   Submission of Matters to a Vote of Security Holders.............................................    24

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related Stockholder Matters.......................    25
Item  6.   Selected Financial Data.........................................................................    25
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................................    25
Item  8.   Financial Statements and Supplementary Data.....................................................    32
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure....................................................................................    43

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................    44
Item 11.   Executive Compensation..........................................................................    44
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    44
Item 13.   Certain Relationships and Related Transactions..................................................    44

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    45
SIGNATURES.................................................................................................    46

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

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

GENERAL

     The TEL Offshore Trust ("Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association) ("Corporate Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is 713-216-5712. George Allman, Jr., W. Leslie Duffy and Richard L. Melton serve as individual trustees ("Individual Trustees") of the Trust. The Individual Trustees and the Corporate Trustee may hereinafter collectively be referred to as Trustees.

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

     Effective January 1, 1998 Energy Resource Technology, Inc. ("Energy") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property.

     Chevron remains the Managing General Partner of the Partnership. The Royalty Properties continue to be subject to the Royalty, and the Trust and Partnership, in general, continue to operate as if the above-described sales of the Royalty Properties had not occurred.

     Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" as used herein generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from

November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; Pennzoil with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods from October 1, 1995 until January 1, 1998; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Energy with respect to East Cameron 354 for periods beginning on or after January 1, 1998).

     A total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. On October 22, 1996, the Trust Units were delisted from the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market. The delisting was a result of a determination by NASDAQ that the Trust would not be able to sustain long-term compliance with NASDAQ continued listing standards. The Trust has been advised by NASDAQ that the Trust Units are being traded on the OTC Bulletin Board. The Trust Units may also be traded on pink sheets. From inception of the Trust to December 31, 1997, distributions to Unit holders totaled approximately $74,773,000, or approximately $15.73 per Unit.

     The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefor established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.3 million as of October 31, 1997. (See "Termination of the Trust" and Note
9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

     As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, Pennzoil acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by Pennzoil were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, Pennzoil replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, Texaco acquired one of the Royalty Properies from Chevron. The Royalty Property acquired by Texaco is West Cameron 643. As a result of such acquisition, Texaco replaced Chevron as the Working Interest Owner of such property and assumed Chevron's obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from Pennzoil. As a result of such acquisitions, SONAT and Amoco replaced Pennzoil as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed Pennzoil's obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 Energy acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to such property effective January 1, 1998.

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

     The Tax Reform Act of 1986 made significant changes as to the classification of certain income and expense items. Royalty income is considered portfolio income. Since all income from the Partnership is royalty income, this amount, net of depletion, is portfolio income and, subject to certain exceptions and transitional rules, such royalty income cannot be offset by losses from passive businesses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

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

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a Unit will result in capital gain or loss measured by the difference between the basis in the Unit and the amount realized. Such gain or loss would be capital gain or loss if such Unit was held by the Unit holder as a capital asset. For units sold on or prior to May 6, 1997, such capital gain will be long-term if such Unit holder's holding period exceeded one year as of the date of sale or exchange. The Taxpayer Relief Act of 1997 reduced the maximum capital gains rate to 20% for capital assets sold after May 6, 1997, but the holding period necessary to qualify for the reduced rate increased to eighteen months effective for sales after July 28, 1997. A special "mid-term" rate (generally 28%) applies to capital assets sold after July 28, 1997 with a holding period of over one year but not over eighteen months. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Depletion attributable to a positive Section 743(b) basis adjustment of a Unit acquired after 1986 will also be subject to recapture as ordinary income upon disposition of the Unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if such Unit was held by the Unit holder as a capital asset.

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

     Section 897 of the Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, Foreign Unit holders owning greater than 5 percent of the outstanding Units (or 237,576 Units) are subject to United States income tax on the gain on the disposition of their Units. Foreign Unit holders owning 5 percent or less are not subject to United States income tax on the gain on the disposition of their Units.

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

                            TERMINATION OF THE TRUST

     The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.3 million as of October 31, 1997, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 1997, it is estimated that approximately 80% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS

     The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

                                                                                                  GROSS WELLS DRILLED
                                                                                                AS OF OCTOBER 31, 1997
                                                                       WORKING                ---------------------------
                                                                      INTEREST
                                                                       OWNER'S                    WELLS         SUCCESS-
                                                       ACQUISITION    OWNERSHIP                DRILLED(1)      FUL(2)(3)
                                                          DATE        INTEREST      GROSS     -------------    ----------
                      PROPERTY                          (MO.-YR.)        (%)        ACRES     EXPL.    DEV.    OIL    GAS
----------------------------------------------------   -----------    ---------   ---------   -----    ----    ---    ---
East Cameron 354....................................      12-72          50.00        5,000      2        4     0       5
West Cameron 643....................................      12-72          50.00        5,000      2       17     0      13
Eugene Island 339...................................      12-72          50.00        5,000      2       34    31       0
Eugene Island 342...................................      12-72           1.00        5,000      2       20     0      16
Eugene Island 343...................................      12-72           1.00        5,000      4       16     0      17
Eugene Island 348...................................      12-72          50.00        5,000      4        5     0       7
West Cameron 642....................................       1-73          25.00        5,000      3        7     0       7
East Cameron 370(4).................................       1-73          25.00        5,000      3        1     0       4
East Cameron 371....................................       1-73          25.00        5,000      3        1     0       1
Vermilion 246.......................................       1-73          36.30        5,000      3        2     0       3
West Cameron 41 E/2(5)..............................       3-74            .30        2,500     --        0     0       0
Ship Shoal 183 N/2..................................      12-73          66.70        2,500     --       27    26       0
Ship Shoal 183 NW/4 of S/2..........................       4-77          50.00          625     --        1     1       0
Ship Shoal 183 NE/4 of SW/4
  of S/2, SE/4......................................      12-82          50.00        1,875      1       --     1       0
Eugene Island 208...................................       8-73         100.00        1,250     --        3     0       3
Eugene Island 367...................................       3-74           1.60        5,000      2        9     0       9
South Marsh Island 252..............................       3-74            .22        4,997      2       --     0       1
South Timbalier 36..................................       3-74            .30        5,000      2       20     9      11
South Timbalier 37..................................       3-74            .30        5,000      3       28    18       1
                                                                                  ---------   -----    ----    ---    ---
                                                                                     78,747     38      178    76      98
                                                                                  =========   =====    ====    ===    ===

------------

  (1) As of October 31, 1997, there were no wells in the process of drilling. See "Operations" under Item 7 of this report for a discussion of drilling activity during 1997.
  (2) As of October 31, 1997, there were 79 producing completions.
  (3) Multiple completions are counted as one well. South Timbalier 36 has 10 multiple completion wells and South Timbalier 37 has 6 multiple completion wells.
  (4) This lease expired in 1996.
  (5) This lease was abandoned and expired in 1991.

RESERVES

     A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 1997. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 3 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

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

     The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that, as of October 31, 1997, approximately 109,900 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $73,600 in 1997 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $166,100, $5,000 and $150,000 was recovered from the Trust by the Working Interest Owner during 1997, 1996 and 1995, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

                                 LETTER REPORT
                                     AS OF
                                OCTOBER 31, 1997
                                       ON
                              RESERVES AND REVENUE
                                       OF
                               CERTAIN PROPERTIES
                                  OWNED BY THE
                         TEL OFFSHORE TRUST PARTNERSHIP
                                    SEC CASE

                            DEGOLYER AND MACNAUGHTON
                               ONE ENERGY SQUARE
                              DALLAS, TEXAS 75206

                                January 30, 1998

Chevron USA Inc.
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012

Gentlemen:

     Pursuant to your request, we have prepared estimates, as of October 31, 1997, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron USA Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The interest appraised consists of a 25-percent net profits interest in 17 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly comprised of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995.

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

     Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 1997. Combined net reserves are defined as those reserves remaining after deducting royalties from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership Interest after deducting interests owned by others. Gas volumes are expressed as sales gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure bases of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point

DEGOLYER AND MACNAUGHTON

of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and precessing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

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

        PROVED--Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

           DEVELOPED--Reserves that are recoverable from existing wells with current operating methods and expenses.

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

           UNDEVELOPED--Reserves that are recoverable from additional wells yet to be drilled.

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

     The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 13 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 4 leases to which no reserves have been assigned. Pennzoil owns an interest in one of the productive properties and in one of the leases to which no reserves have been assigned. Texaco owns an

DEGOLYER AND MACNAUGHTON

interest in four of the productive properties. SONAT and Amoco own an interest in one property each, but only the SONAT property is productive.

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

                                              Trust Partnership Interest
                                                  future net revenue
  Trust Partnership Interest net reserves =  ----------------------------- x Combined net reserves
                                             Combined future gross revenue

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

     Data available from wells drilled on the appraised properties through October 1997 were used in estimating gross ultimate recovery. Gross production estimated through October 31, 1997, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves. In most fields, this required that the production rates be estimated for 4 months, since production data for certain properties were available only through June 1996.

DEGOLYER AND MACNAUGHTON

     Net proved reserves attributable to the Trust Partnership Interest, as of October 31, 1997, are estimated as follows:

                                            OIL AND       NATURAL
                                           CONDENSATE       GAS
                                             (BBL)         (MCF)
                                           ----------    ---------
Proved Developed and Undeveloped
  Reserves
  Reserves as of October 31, 1996.......     918,021     4,893,525
  Revisions of Previous Estimates.......     146,239        63,599
  Improved Recovery.....................           0             0
  Purchases of Minerals in Place........           0             0
  Extensions, Discoveries, and Other
    Additions...........................      11,887       221,520
  Production............................    (374,154)    (1,782,704)
  Sales of Minerals in Place............           0             0
  Reserves as of October 31, 1997.......     701,993     3,395,940
Proved Developed Reserves
  Reserves as of October 31, 1996.......     917,883     4,885,185
  Reserves as of October 31, 1997.......     695,022     3,169,790

     Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interest. These monthly values for the aggregate of the combined interest in the Subject Properties were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 1998. The future accrual or escrow amounts for each of the five groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 4.75 percent per year as specified by Chevron was credited monthly as a reduction in operating costs. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the five groups of the properties (Chevron, Pennzoil, Texaco, SONAT, and Amoco). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 4.75 percent per year as specified by Chevron. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax expenses were not taken into account in estimating future net revenue and present worth. No deductions were made in the foregoing reserves for any outstanding production payments.

     Revenue values in this report were estimated using the initial prices and costs provided by Chevron. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). These guidelines require the use of prices for oil and condensate in effect on October 31, 1997. The initial and future prices and producing rates used in this report have been reviewed by Chevron and it has represented that the gas prices and rates used herein are those that the Trust Partnership could reasonably expect to receive on October 31, 1997. The assumptions used for estimating future prices and costs are as follows:

     OIL AND CONDENSATE PRICES

        Oil and condensate prices applicable in October 1997 were used as initial prices with no increases based on inflation. The initial oil and condensate prices were furnished by Chevron.

DEGOLYER AND MACNAUGHTON

     NATURAL GAS PRICES

        Initial gas prices furnished by Chevron were prices in effect on October 31, 1997, and were represented to be in accordance with existing gas contracts. Chevron further represents that these contracts provide for periodic price redeterminations, but do not provide for any fixed or determinable escalations. Therefore, the initial prices were used for the remaining life of the properties.

     OPERATING AND CAPITAL COSTS

        Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1997 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the four leases which are considered depleted and to which no reserves have been assigned.

     A summary of estimated revenue and costs attributable to the combined interest in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 1997, is as follows:

                                         CHEVRON      PENNZOIL       TEXACO         SONAT         AMOCO
                                       PROPERTIES    PROPERTIES    PROPERTIES    PROPERTIES    PROPERTIES      TOTAL
                                       -----------   -----------   -----------   -----------   -----------   ----------
COMBINED INTEREST
    Future Gross Revenue ($).........   82,417,001    1,830,766     16,875,101    1,569,530           0      102,692,398
    Operating Costs ($)..............   (9,426,489)    (299,736)    (2,021,719)    (299,212)          0      (12,047,156)
    Capital Costs ($)(1).............   (5,855,639)    (525,000)    (4,370,268)    (278,410)          0      (11,029,317)
    Future Net Revenue ($)...........   67,134,873    1,006,030     10,483,114      991,908           0      79,615,925
    Cost Escrow as of 10-31-97 ($)...   10,603,752      220,920      7,667,612      275,220       4,972      18,772,476
    Interest Credit on Accrued
      Balance ($)....................    1,735,049      170,849        660,665       39,093         119       2,605,775
    Interest on Deficit ($)..........          (73)      (1,429)             0            0           0          (1,502)
    Overhead ($).....................   (2,982,830)     (84,639)      (717,700)     (65,541)          0      (3,850,710)
    Revenue Subject to Net Profits
      Interest ($)...................   76,490,771    1,311,731     18,093,691    1,240,680       5,091      97,141,964
TRUST PARTNERSHIP INTEREST
    Future Net Revenue ($)(2)........   19,122,644      327,908      4,523,386      310,160       1,268      24,285,366
    Present Worth at 10 Percent
      ($)(2).........................   15,986,060      249,502      3,946,446      276,651       1,215      20,459,874

1 Includes abandonment costs.

2 Future income tax expenses were not taken into account in the preparation of these estimates.

     In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November
1982) of the FASB and Rules 4-10(a) (1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however, future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein.

DEGOLYER AND MACNAUGHTON

     To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of this report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

     In our opinion, we have made the investigations necessary to enable us to estimate the petroleum reserves reported herein. Estimates of oil, condensate, and gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserves and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

                                          Submitted,

                                          DeGOLYER and MacNAUGHTON

                                          JAMES W. HAIL, JR., P.E.
                                          James W. Hail, Jr., P.E.
                                          Senior Vice President
                                          DeGolyer and MacNaughton

     While estimates of reserves attributable to the Royalty are shown in order to comply with requirements of the SEC, there is no precise method of allocating estimates of physical quantities of reserves to the Partnership and the Trust, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. Reserve quantities in the DeGolyer and MacNaughton reserve study have been allocated based on a revenue formula described in the foregoing letter. The quantities of reserves indicated by such formula will be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Royalty Properties. Therefore, the estimates of reserves set forth in the DeGolyer and MacNaughton letter are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest. For a further discussion of reserves, reference is made to
Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

     The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $455,300 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

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

     The Trust Agreement provides that the Trust will terminate in the event total future net revenues attributable to the Partnership's interest in the Royalty as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million. See "Business -- Termination of the Trust".

     The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 1997 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

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

     Spot domestic natural gas prices were seasonally higher in early 1997 and late 1997, but are declining in early 1998. Crude oil prices generally decreased in 1997 and early 1998.

     It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

GAS MARKETING

     During 1997, gas sales by the Working Interest Owners under a contract with Texaco Natural Gas, Inc. and NGC Corporation accounted for 61% and 33%, respectively, of total gas revenues from the Royalty Properties. Such contracts provide for gas to be purchased by Texaco Natural Gas, Inc. and NGC Corporation at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 index.

     Effective August 31, 1996, Chevron's Natural Gas Business Unit and Warren Petroleum Company merged with NGC Corporation. As a result of this merger, since September 1996 all of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties have been committed and sold to NGC

Corporation at spot market index prices. See "Certain Relationships and Related Transactions" under Item 13 of this Form 10-K.

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

     WEST CAMERON 643. West Cameron 643 contributed approximately 60% of the revenues from gas sales from the Royalty Properties in 1997. The average price received for natural gas from all of the Working Interest Owner's purchasers on West Cameron 643 during 1997 was $2.72 per Mcf and the price received for February 1998 was $2.10 per Mcf. The gas from West Cameron 643 is currently committed under the contract with Texaco Natural Gas, Inc.

     SHIP SHOAL 182/183. Ship Shoal 182/183 contributed approximately 28% of the revenues from gas sales from the Royalty Properties in 1997. The average price received for natural gas from all of the Working Interest Owner's purchasers on Ship Shoal 182/183 during 1997 was $2.64 per Mcf and the price received for February 1998 was $2.14 per Mcf. The gas from Ship Shoal 182/183 is committed to NGC Corporation, as described above.

     EUGENE ISLAND 339. Eugene Island 339 contributed approximately 5% of the revenues from gas sales from the Royalty Properties in 1997. The average price received for natural gas from all of the Working Interest Owner's purchasers on Eugene Island 339 during 1997 was $2.80 per Mcf and the price received for February 1998 was $2.26 per Mcf. The gas from Eugene Island 339 is committed to NGC Corporation, as described above.

OIL MARKETING

     Crude oil purchases by Texaco, Inc. and by the Supply and Distribution Department of Chevron accounted for approximately 68% and 32%, respectively, of total crude oil revenues from the Royalty Properties during 1997.

     Texaco, Inc. purchases crude oil at prices based on its own published pricing bulletin with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1997 ranged from $18.06 per bbl to $24.37 per bbl. The average crude oil price under this arrangement for February 1998 was approximately $15.33 per bbl.

     The Supply and Distribution Department of Chevron purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1997 ranged from $17.28 per bbl to $23.91 per bbl. The average price of crude oil sold under this arrangement for February 1998 was approximately $13.95 per bbl.

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

REGULATION -- GENERAL

     The production of oil and gas by the Working Interest Owners is affected by many state and federal regulations with respect to allowable rates of production, drilling permits, well spacing, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted. Sales of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, as amended (the "Natural Gas Act").

     The operations of the Working Interest Owners under federal oil and gas leases offshore the United States are subject to regulations of the United States Department of Interior which currently impose absolute liability upon lessees for the cost of cleanup of pollution resulting from their operations.

     In the past, the federal government regulated the prices at which natural gas could be sold. However, in July 1989, the Natural Gas Decontrol Act of 1989 was enacted, which provided for complete price decontrol of first sales of gas as of January 1993 through repealing Title I of the Natural Gas Policy Act of 1978. Prior to January 1993, this Act provided for: (1) immediate decontrol of gas to which no first sales contract applied on date of enactment; (2) decontrol of gas under existing gas contracts as the contracts expire or are terminated;
(3) decontrol in May 1991 of gas covered by sales contracts on the date of enactment and produced from wells spudded after the date of enactment and (4) decontrol of gas under contracts renegotiated after March 23, 1989 to provide that maximum lawful prices will not apply.

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

     On April 8, 1992, the FERC issued Order No. 636, which implemented a major restructuring of interstate pipeline operations in order to enhance the competitive structure of the pipeline industry and maximize the benefits of a competitive wellhead market resulting from wellhead price decontrols. Order No. 636 requires, among other things, that all interstate pipelines eliminate their bundled city gate sales services by unbundling their sales services from their transportation services. Unbundled sales customers have been given the right to reduce their firm sales entitlements in whole or in part, thereby enabling such customers to negotiate with other parties for long-term supplies. Order No. 636 also requires that open access pipelines provide transportation services comparable in quality for all gas supplies, whether purchased from the pipeline or elsewhere. The FERC would require that operational terms and conditions imposed on a pipelines transportation service result in nondiscriminatory treatment for pipeline sales gas and third party sales gas. In this way, pipelines, producers, marketers and all other merchants of gas would be able to compete on an equal footing. The stated purpose of Order No. 636 is to create a national gas market where a buyer can reach many sellers by meaningful access to the pipeline transportation grid. On August 3, 1992, the FERC issued Order No. 636-A, which largely reaffirmed Order No. 636 and denied stay of the implementation of the new rule pending judicial review. On November 27, 1992, the FERC issued Order No. 636-B, which uniformly upheld the regulations adopted in Order Nos. 636 and 636-A. As a result of these orders, individual so-called "restructuring" proceedings were established for each interstate pipeline to develop particularized features and procedures for each pipeline's system to implement Order No. 636. On July 16, 1996, the D.C. Circuit issued its opinion on review of Order No. 636. The opinion upheld most elements of Order No. 636 including the unbundling of sales and transmission services, curtailment of pipeline capacity, implementation of the capacity release program and the mandatory imposition of straight-fixed-variable
("SFV") rate design for interstate pipelines. The D.C. Circuit did remand certain aspects of Order No. 636 to the Commission for further explanation including, INTER ALIA, the right-of-first-refusal mechanism, the eligibility of customers to receive notice transportation service, and SFV mitigation measures. On February 27, 1997, the FERC issued Order No. 636-C, its order on remand from the D.C. Circuit. Order No. 636-C is currently pending on rehearing before the FERC. Appeals of individual pipeline restructuring orders are still pending before the D.C. Circuit.

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

     On July 17, 1996, the FERC issued Order No. 587 which revised the FERC's regulations to require interstate natural gas pipelines to follow standardized procedures issued by the Gas Industry Standards Board ("GISB") for certain business practices, I.E., nominations, allocations, balancing, measurement, invoicing, capacity release and electronic communication between the pipelines and those with whom they do business. On January 30, 1997, in Order No. 587-B, the FERC incorporated into its regulations a second set of GISB standards that would, INTER ALIA, require interstate pipelines to conduct business transactions and provide other information according to Internet protocols and to abide by certain business practice standards dealing with nominations, flowing gas and capacity release. On March 4, 1997, the FERC issued Order No. 587-C which amended the FERC's regulations to adopt standards requiring interstate pipelines to publish certain information on Internet web pages and to implement new business practice standards covering nominations and flowing gas. The Commission has denied requests for rehearing of Order Nos. 587, ET SEQ. The appeal of Order No. 587 is pending before the D.C. Circuit. The intent of these standards is to establish a more efficient and integrated pipeline grid which will reduce the variations in pipeline business practices and allow buyers to obtain and transport gas from all potential sources of supply more easily and efficiently.

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

ITEM 2.  PROPERTIES.

     Reference is made to Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Units were traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market under the symbol TELOZ prior to October 22, 1996. On October 22, 1996, the Trust Units were delisted from the NASDAQ SmallCap Market. The Trust has been advised by NASDAQ that the Trust Units are being traded on the OTC Bulletin Board. The Trust Units may also be traded on pink sheets. The high and low sales price as reported by NASDAQ and the OTC Bulletin Board, as applicable, for each quarter for the years ended December 31, 1997 and 1996, were as follows:

                                                     SALES PRICES
                                      ------------------------------------------
                                              1997                  1996
                                      --------------------  --------------------
               QUARTER                  HIGH        LOW       HIGH        LOW
------------------------------------  ---------  ---------  ---------  ---------
First...............................  $   1.688  $   1.250  $   1.000  $   0.750
Second..............................  $   3.750  $   1.323  $   1.313  $   0.750
Third...............................  $   4.500  $   2.375  $   1.438  $   0.750
Fourth..............................  $   5.375  $   4.313  $   1.500  $   0.875

     Sales prices on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     The distributions paid each quarter for the years ended December 31, 1997 and 1996, were as follows:

                                               DISTRIBUTION PAID
                                        -------------------------------
               QUARTER                      1997              1996
-------------------------------------   -------------     -------------
First................................     $ .155052         $ .000000
Second...............................     $ .392365         $ .000000
Third................................     $ .316595         $ .124258
Fourth...............................     $ .410961         $ .000000

     At March 20, 1998, the 4,751,510 Units outstanding were held by 2,612 Unit holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                             YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------
                                           1997          1996          1995          1994          1993
                                       ------------  ------------  ------------  ------------  ------------
Royalty income.......................  $  7,003,259  $    785,708  $  1,383,458  $  3,435,312  $  2,260,737
Distributable income.................  $  6,058,057  $    590,417  $    614,836  $  2,650,823  $  1,668,678
Distributions per Unit...............  $   1.274973  $    .124258  $    .129396  $    .557889  $    .351020
Total assets at year end.............  $  4,128,590  $  1,818,212  $  2,333,224  $  2,412,692  $  2,809,076

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Reference is made to Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K, which contains certain unaudited supplemental reserve information, for an estimate of future Royalty income attributable to the Partnership, of which the Trust has a 99.99% interest.

     Substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the third quarter of 1996, when royalty income was received, the Trust deposited $99,536 into the Trust's cash reserve account. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. The total amount of the Trust's cash reserve at December 31, 1997 was $1,472,689. In addition, in the first quarter of 1998, the Trust has determined that the Trust's cash reserve is currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust has determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three fiscal years is sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 will be $1,366,035. The excess amount of $106,654 will be distributed to Unit holders, and no deposits are expected to be made to the Trust's cash reserve account during 1998.

OPERATIONS

  YEARS 1997 AND 1996

     Royalty income increased approximately 791% from $785,708 in 1996 to $7,003,259 in 1997 primarily due to a significant increase in gas and crude oil and condensate revenues and a significant decrease in capital expenditures in 1997 on Ship Shoal 182/183 and West Cameron 643, as discussed below.

     For 1997, the Trust had an undistributed net income of approximately $952,683 compared to undistributed net loss of approximately $831,175 in 1996. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for 1997 was applied to a loss carryforward that resulted from drilling wells on the Ship Shoal 182/183 property in 1996 and the Eugene Island 348 gas imbalance settlement in 1994, as discussed below.

     Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

  NATURAL GAS AND GAS PRODUCTS

     Gas revenues increased approximately 31% from $14,293,083 in 1996 to $18,680,941 in 1997, due primarily to a 16% increase in the average price received for natural gas from $2.32 per Mcf in 1996 to $2.69 per Mcf in 1997. In addition, gas volumes sold increased approximately 13% from 6,164,224 Mcf in 1996 to 6,990,809 Mcf in 1997. The increase in volumes was primarily attributable to production from two wells on the West Cameron 643 property which were drilled in 1996.

     Chevron has advised the Trust that as of October 31, 1997 approximately 109,900 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the De Golyer and MacNaughton letter and shown in
Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately

$73,600 in 1997 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $166,100 and $5,000 was recovered from the Trust by the Working Interest Owner during 1997 and 1996, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

  CRUDE OIL AND CONDENSATE

     Crude oil and condensate revenues increased approximately 120% from $13,658,155 in 1996 to $30,018,655 in 1997 due primarily to a 94% increase in crude oil and condensate volumes from 769,722 barrels in 1996 to 1,496,617 barrels in 1997. This increase in volumes was primarily attributable to production from three of the wells drilled in 1996 on the Ship Shoal 182/183 property. In addition, there was a 13% increase in the average price received from $17.74 per barrel in 1996 to $20.06 per barrel in 1997.

  OPERATING AND CAPITAL EXPENDITURES

     Operating expenses increased approximately 14% from $5,472,554 in 1996 to $6,243,109 in 1997 due primarily to a workover on the E-9 well on the Ship Shoal 182/183 property in the first quarter of 1997 and the drilling of the B-15 well on the Ship Shoal 182/183 property in the third quarter of 1997.

     Capital expenditures decreased approximately 53% from $15,786,374 in 1996 to $7,379,553 in 1997 due primarily to six workovers and the drilling of the B-5 and B-9 sidetrack wells on the West Cameron 643 property and the drilling of the F-2, B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in 1996.

  SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account". The
Trust's share of interest generated from the Special Cost Escrow Account, approximately $215,900 in 1997, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

     In the first quarter of 1998, there was a net release of funds from the Special Cost Escrow Account of approximately $513,800. The release was primarily a result of a decrease in the current estimate of projected capital expenditures of the Royalty Properties.

     In 1997, the Working Interest Owners deposited a net amount of approximately $554,500 into the Special Cost Escrow Account. The deposit was made primarily due to an increase in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 1997, approximately $4,622,000 remained in the Special Cost Escrow Account.

     In 1996, the Working Interest Owners deposited approximately $1,496,000 into the Special Cost Escrow Account. The deposit was made primarily due to an increase in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 1996, approximately $4,068,000 remained in the Special Cost Escrow Account.

     Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

  SUMMARY BY PROPERTY

     Listed below is a summary of 1997 operations as compared to 1996 of the three principal Royalty Properties based on gross revenues generated.

  EUGENE ISLAND 339

     Eugene Island 339 crude oil revenues decreased from $9,482,584 in 1996 to $5,401,845 in 1997 primarily due to a decrease in volumes from 547,768 barrels in 1996 to 292,657 barrels in 1997. The decrease in volumes was primarily attributable to an upward one-time well adjustment of 187,000 barrels on the B-13 well in the first quarter of 1996 and a continued natural production decline on this property. This decrease in production was partially offset by an increase in the average crude oil price from $17.31 per barrel in 1996 to $18.46 per barrel in 1997. Gas revenues decreased from $1,262,583 in 1996 to $957,846 in 1997, primarily due to a decrease in gas volumes from 492,589 Mcf in 1996 to 351,775 Mcf for the same period in 1997. The decrease in gas volumes was due primarily to a well being shut down during the first and second quarters of 1997 for upgrading the facility and compressor repair. The decrease in gas volumes was slightly offset by an increase in the average price received for natural gas from $2.57 per Mcf in 1996 to $2.80 per Mcf in 1997. Operating expenses increased from $1,398,434 in 1996 to $1,987,731 in 1997 due primarily to service facility credits on this property in the first and third quarters of 1996 and service facility charges in the second quarter of 1997.

     As discussed under "Description of the Royalty Properties -- Reserves," the Working Interest Owner has advised the Trust that as of October 31, 1997 there was an overtake imbalance position of approximately 109,900 Mcf (27,475 Mcf net to the Trust) on this property. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance.

     The Working Interest Owner has advised the Trust that it drilled the B-7 and B-9 wells in the fourth quarter of 1997 at a cost of approximately $2,464,000 ($616,000 net to the Trust). The wells were unsuccessful. The Working Interest Owner has also advised the Trust that it drilled the B-12 well in January 1998, that the well was unsuccessful, and that they plan to drill the B-4 and B-16 sidetrack wells in early 1998 at an aggregate cost of approximately $4,075,000 ($1,018,750 net to the Trust).

  SHIP SHOAL 182/183

     Ship Shoal 182/183 crude oil revenues increased from $4,028,455 in 1996 to $24,329,563 in 1997 primarily due to an increase in crude oil production from 214,984 barrels in 1996 to 1,189,636 barrels in

1997. The increase in crude oil production was due primarily to the successful drilling of the B-11, B-12 and B-13 wells in the first three quarters of 1996. In addition, there was an increase in the average crude oil price from $18.74 per barrel in 1996 to $20.45 per barrel in 1997. Gas revenues increased from $749,550 in 1996 to $5,276,887 in 1997 due primarily to an increase in gas volumes from 302,175 Mcf in 1996 to 2,046,588 Mcf in 1997. The increase in gas volumes was also primarily due to the successful drilling of the B-11, B-12 and B-13 wells above and the B-15 well. In addition, there was an increase in the average natural gas sales price from $2.53 per Mcf in 1996 to $2.64 per Mcf in 1997. Operating expenses increased from $1,517,217 in 1996 to $1,998,890 in 1997 due primarily to a workover in the E-9 well in the first quarter of 1997 and the drilling of the B-15 well in the third quarter of 1997. Capital expenditures decreased from $8,327,744 in 1996 to $4,817,257 in 1997 due primarily to the drilling of the F-2 delineation gas well and the B-11, B-12 and B-13 developmental oil wells in the first nine months of 1996.

     The Working Interest Owner has advised the Trust that approximately 71,823 Mcf have been overtaken by the Working Interest Owner from this property. The Trust's share of this overtake position is approximately 17,956 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance.

     The Working Interest Owner has advised the Trust that it plans to drill a delineation well on this property in late 1998 at an estimated cost of approximately $2.5 million ($625,000 net to the Trust).

  WEST CAMERON 643

     West Cameron 643 gas revenues decreased from $11,519,699 in 1996 to $11,121,313 in 1997 due primarily to a decrease in gas volumes from 5,047,450 Mcf in 1996 to 4,093,126 Mcf in 1997. The decrease in gas volumes was due to depletion of the B-8 well. The decrease in volumes was offset by an increase in the average price received for natural gas from $2.28 per Mcf in 1996 to $2.72 per Mcf in 1997. Operating expenses increased from $1,585,224 in 1996 to $1,775,710 in 1997, due primarily to platform repairs in the fourth quarter 1997. Capital expenditures decreased from $6,845,744 in 1996 to $379,637 in 1997 due primarily to the costs associated with workovers on the A-2, A-6, A-9, A-10, A-16 and B-3 wells on this property in the first quarter of 1996 and the drilling of the B-5, B-8 and B-9 sidetrack wells in the second quarter of 1996.

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

  CRUDE OIL AND CONDENSATE

     Crude oil and condensate revenues increased approximatley 69% from $8,075,761 in 1995 to $13,658,155 in 1996 due primarily to a 53% increase in crude oil and condensate volumes from 501,501 barrels in 1995 to 769,722 barrels in 1996. This increase in volumes was primarily attributable to a well adjustment of 187,000 barrels on the B-13 well on the Eugene Island 339 property in the first quarter of 1996. In addition, there was a 10% increase in the average price received from $16.10 per barrel in 1995 to $17.74 per barrel in 1996.

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

     Capital expenditures increased approximately 1779% from $839,964 in 1995 to $15,786,374 in 1996 due primarily to six workovers and the drilling of the B-5 and B-9 sidetrack wells on the West Cameron 643 property and the drilling of the F-2, B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in 1996.

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

  EUGENE ISLAND 339

     Eugene Island 339 crude oil revenues increased from $3,800,360 in 1995 to $9,482,584 in 1996 primarily due to an increase in volumes from 237,015 barrels in 1995 to 547,768 barrels in 1996. The increase in volumes was primarily attributable to an adjustment on the B-13 well in the first quarter of 1996. In addition, there was an increase in the average price received from $16.03 per barrel in 1995 to $17.31 per barrel in 1996. Gas revenues increased from $1,005,792 in 1995 to $1,262,583 in 1996, primarily due to an increase in the average natural gas sales price from $1.79 per Mcf in 1995 to $2.57 per Mcf in 1996. The increase in the average natural gas sales price was partially offset by a decrease in gas volumes from 546,316 Mcf in 1995 to 492,589 Mcf in 1996. The decrease in gas volumes was primarily due to the shut down of a booster pumping station in the third quarter of 1996 and a continued natural production decline on this property. Operating expenses decreased from $1,567,702 in 1995 to $1,398,434 in 1996 primarily due to a reduction in environmental compliance costs in the first quarter of 1996 and service facilities credits on this property in the first and third quarters of 1996.

  WEST CAMERON 643

     West Cameron 643 natural gas revenues increased from $910,018 in 1995 to $11,519,699 in 1996 primarily due to an increase in volumes from 574,763 Mcf in 1995 to 5,047,450 Mcf in 1996. The increase in gas volumes was due to the successful B-5, B-8 and B-9 wells drilled on this property in the second quarter of 1996 and successful workovers on the A-2 and A-9 wells in the first quarter of 1996. In addition, there was an increase in the average price received for natural gas from $1.58 per Mcf in 1995 to $2.28 per Mcf in 1996. Operating expenses increased from $349,890 in 1995 to $1,585,224 in 1996 due primarily to expenses incurred in the third quarter of 1996 in connection with the workover on the A-10 well. Capital expenditures increased from $680,150 in 1995 to $6,845,744 in 1996 due primarily to the costs associated with workovers on the A-2, A-6, A-9, A-10, A-16 and B-3 wells on this property in the first quarter of 1996 and the drilling of the B-5, B-8 and B-9 sidetrack wells in the second quarter of 1996.

  SHIP SHOAL 182/183

     Ship Shoal 182/183 crude oil production decreased from 253,747 barrels in 1995 to 214,984 barrels in 1996 offset by an increase in crude oil average prices from $16.17 per barrel in 1995 to $18.74 per barrel in 1996 resulted in a decrease in crude oil revenues from $4,104,147 in 1995 to $4,028,455 in 1996. The decrease in crude oil production was primarily due to a continued natural production decline on this property. Gas revenues increased from $471,989 in 1995 to $749,550 in 1996 due primarily to an increase in the average natural gas sales price from $1.74 per Mcf in 1995 to $2.53 per Mcf in 1996. In addition, there was an increase in gas volumes from 269,861 Mcf in 1995 to 302,175 Mcf in 1996 due primarily to the C-10 well being watered out and the C-4 well being sanded in during portions of the second, third, and fourth quarters of 1995 and the successful recompletion of the E-1 well in the fourth quarter of 1996. Operating expenses increased from $1,318,495 in 1995 to $1,517,217 in 1996 due primarily to expenses incurred in the second quarter of 1996 in connection with a compressor repair. Capital expenditures increased from $34,137 in 1995 to $8,327,744 in 1996 due primarily to the drilling of the F-2 delineation gas well and the B-11, B-12 and B-13 developmental oil wells in the first nine months of 1996.

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

                                                                 ROYALTY PROPERTIES
                                                             YEAR ENDED DECEMBER 31,(1)
                                                     -------------------------------------------
                                                        1997           1996             1995
                                                     -----------    -----------      -----------
Crude oil and condensate (bbls).................       1,496,617        769,722          501,501
Natural gas and gas products (Mcf)..............       6,990,809      6,164,224        1,863,531
Crude oil and condensate average price, per
  bbl...........................................     $     20.06    $     17.74      $     16.10
Natural gas average price, per Mcf (excluding
  gas products).................................     $      2.69    $      2.32      $      1.66
Crude oil and condensate revenues...............     $30,018,655    $13,658,155      $ 8,075,761
Natural gas and gas products revenues...........      18,680,941     14,293,083        3,152,901
Production expenses.............................      (7,275,354)    (6,363,513)      (3,533,524)
Capital expenditures............................      (7,379,553)   (15,786,374)        (839,964)
Undistributed net loss (income)(2)..............      (3,810,733)     3,324,701         (493,182)
(Provision for) Refund of escrowed special
  costs.........................................      (2,218,120)    (5,982,904)        (827,608)
                                                     -----------    -----------      -----------
NET PROCEEDS....................................     $28,015,836    $ 3,143,148      $ 5,534,384
Royalty interest................................              25%            25%              25%
                                                     -----------    -----------      -----------
Partnership share...............................       7,003,959        785,787        1,383,596
Trust interest..................................           99.99%         99.99%           99.99%
                                                     -----------    -----------      -----------
Trust share.....................................     $ 7,003,259    $   785,708      $ 1,383,458
                                                     ===========    ===========      ===========

                          (FOOTNOTES ON FOLLOWING PAGE)

------------
  (1) Amounts represent actual production for the twelve month period ending on October 31 of each year, respectively.

  (2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of December 31, 1997, the loss carryforward was $1,684,347 ($421,087 net to the Trust).

YEAR 2000

     The Corporate Trustee utilizes software and technologies throughout its operations that will be affected by the date change in the year 2000 ("Year
2000 Issue"). An assessment of the systems that will be affected by the Year 2000 Issue is underway. The Trust does not believe that the costs related to the Year 2000 Issue will materially impact its operations. However, there can be no guarantee that the systems of other companies, on which the Corporate Trustee's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Corporate Trustee's systems would not have a material adverse effect on the Trust.

RECENT DEVELOPMENTS

     In March 1998, Chevron advised the Trust that production should begin in mid-April 1998 on the two wells on the East Cameron 371 property.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Unit Holders of TEL Offshore Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1997 and 1996, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1997 and 1996, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997, on the comprehensive basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 1998

                               TEL OFFSHORE TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                        1997          1996
                                                                                    ------------  ------------
ASSETS
Cash and cash equivalents.........................................................  $  3,425,376  $    879,623
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $27,564,441 and $27,329,066 at December 31, 1997 and 1996,
  respectively....................................................................       703,214       938,589
                                                                                    ------------  ------------
Total assets......................................................................  $  4,128,590  $  1,818,212
                                                                                    ============  ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders..............................................  $  1,952,687  $          0
Reserve for future Trust expenses.................................................     1,472,689       879,623
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at
  December 31, 1997 and 1996).....................................................       703,214       938,589
                                                                                    ------------  ------------
Total liabilities and trust corpus................................................  $  4,128,590  $  1,818,212
                                                                                    ============  ============

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                      1997          1996          1995
                                                                  ------------  ------------  ------------
Royalty income..................................................  $  7,003,259  $    785,708  $  1,383,458
Interest income.................................................        54,798        35,759        31,378
                                                                  ------------  ------------  ------------
                                                                     7,058,057       821,467     1,414,836
General and administrative expenses.............................      (406,934)     (529,359)     (429,742)
Decrease (Increase) in reserve for future Trust expenses........      (593,066)      298,309      (370,258)
                                                                  ------------  ------------  ------------
Distributable income............................................  $  6,058,057  $    590,417  $    614,836
                                                                  ============  ============  ============
Distributions per Unit (4,751,510 Units)........................  $   1.274973  $    .124258  $    .129396
                                                                  ============  ============  ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                     1997          1996           1995
                                                                 ------------  ------------  --------------
Trust corpus, beginning of year................................  $    938,589  $  1,071,618  $    1,343,475
Distributable income...........................................     6,058,057       590,417         614,836
Distributions to Unit holders..................................    (6,058,057)     (590,417)       (614,836)
Amortization of overriding royalty interest....................      (235,375)     (133,029)       (271,857)
                                                                 ------------  ------------  --------------
Trust corpus, end of year......................................  $    703,214  $    938,589  $    1,071,618
                                                                 ============  ============  ==============

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

     On October 31, 1986, Exploration I was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco subject to the Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Royalty to the Partnership (the "Conveyance"). The dissolution of Exploration I had no impact on future cash distributions to holders of units of beneficial interests.

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

     Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(1)  TRUST ORGANIZATION AND PROVISIONS -- (CONTINUED)
Cameron 643 thereafter; Pennzoil with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995;

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

          (c) the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994 in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. The total amount of the Trust's cash reserve at December 31, 1997 was $1,472,689. In addition, in the first quarter of 1998, the Trust has determined that the Trust's cash reserve is currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust has determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three fiscal years is sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 will be $1,366,035. The excess amount of $106,654 will be distributed to Unit holders, and no deposits are expected to be made to the Trust's cash reserve account during 1998.

          (d) the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(1) TRUST ORGANIZATION AND PROVISIONS -- (CONTINUED) revenues attributable to the Royalty were estimated at $24.3 million as of October 31, 1997. (See Note 9 for further information regarding estimated future net revenues.) Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

     The Trust is administered by Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association) ("Corporate Trustee") and George Allman, Jr., W. Leslie Duffy and Richard L. Melton ("Individual Trustees"), as trustees ("Trustees").

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

     Crude oil sales to Chevron accounted for approximately 32%, 85% and 73% of crude oil revenues from the Royalty Properties during 1997, 1996 and 1995, respectively. Chevron purchased crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1997 ranged from $17.28 per bbl to $23.91 per bbl. The average price of crude oil sold under this arrangement for February 1998 was approximately $13.95 per bbl. Sales to Texaco Inc. accounted for approximately 68%, 14% and 24% of crude oil revenues from the Royalty Properties during 1997, 1996 and 1995, respectively. Sales to Texaco Natural Gas Inc. and NGC Corporation accounted for approximately 61% and 33%, respectively, of total gas revenues from the Royalty Properties during 1997.

     The Trust's share of Royalty income was reduced by approximately $473,900, $373,500 and $120,000 in 1997, 1996 and 1995, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

     This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(3)  BASIS OF ACCOUNTING -- (CONTINUED)
Owners. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the overriding royalty interest, calculated on a units-of-production basis, is charged directly to Trust corpus since such amount does not affect distributable income.

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

(5)  SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account". The Trust's share of interest generated from the Special Cost Escrow Account, approximately $215,900, $150,700 and $112,500 for 1997, 1996 and 1995,
respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 1997, 1996 and 1995, approximately $4,622,000, $4,068,000 and
$2,572,000 respectively, remained in the Special Cost Escrow Account. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

     In the first quarter of 1998, there was a net release of funds from the Special Cost Escrow Account of approximately $513,800. The release was primarily a result of a decrease in the current estimate of

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(5) SPECIAL COST ESCROW ACCOUNT -- (CONTINUED) projected capital expenditures of the Royalty Properties. Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

     In 1997, the Working Interest Owners deposited a net amount of approximately $554,500 into the Special Cost Escrow Account. The deposit was made primarily due to an increase in the current estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

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

(7)  COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $166,100, $5,000 and $150,000 was recovered from the Trust by the Working Interest Owner during 1997, 1996 and 1995, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

(8)  SUBSEQUENT EVENT

     Effective January 1, 1998, Energy Resource Technology, Inc. ("Energy") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property.

(9)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(9) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) -- (CONTINUED) existing economic and operating conditions in effect at October 31, 1997, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

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

     The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that as of October 31, 1997, approximately 109,900 Mcf were overtaken by Chevron from the Eugene Island 339 property in prior periods. The Partnership's share of revenue related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $73,600 in 1997 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     Distributable income for the Partnership for the periods ended December 31, 1997, 1996 and 1995 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 1997, 1996 and 1995, respectively. Accordingly, all reserve information included in the tables below is as of October 31, 1997, 1996 and 1995.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) -- (CONTINUED)

     Estimated net proved reserves attributable to the Partnership's royalty interest for the periods indicated, are as follows:

                                                                                               PARTNERSHIP
                                                                                        -------------------------
                                                                                        CRUDE OIL
                                                                                           AND          NATURAL
                                                                                        CONDENSATE        GAS
                                                                                          (BBLS)         (MCF)
                                                                                        ----------     ----------
Proved Developed and Undeveloped Reserves:
  October 31, 1994...................................................................     223,067       1,890,489
  Revisions of previous estimates(a).................................................     185,986        (216,130)
  Royalty production.................................................................     (73,078)       (235,036)
                                                                                        ----------     ----------
  October 31, 1995...................................................................     335,975       1,439,323
  Additional disclosures:
     Reserves related to Pennzoil(d).................................................        (457)       (110,567)
                                                                                        ----------     ----------
     October 31, 1995, net of reserves related to Pennzoil...........................     335,518       1,328,756
                                                                                        ==========     ==========
  October 31, 1995...................................................................     335,975       1,439,323
  Revisions of previous estimates(a).................................................     687,725       4,041,561
  Extensions, discoveries and other additions........................................      86,752         984,560
  Royalty production.................................................................    (192,431)     (1,571,919)
                                                                                        ----------     ----------
  October 31, 1996...................................................................     918,021       4,893,525
  Additional disclosures:
     Reserves related to Pennzoil(d).................................................        (820)        (28,172)
                                                                                        ----------     ----------
     October 31, 1996, net of reserves related to Pennzoil...........................     917,201       4,865,353
                                                                                        ==========     ==========
  October 31, 1996...................................................................     918,021       4,893,525
  Revisions of previous estimates(a).................................................     146,239          63,599
  Extensions, discoveries and other additions........................................      11,887         221,520
  Royalty production.................................................................    (374,154)     (1,782,704)
                                                                                        ----------     ----------
  October 31, 1997...................................................................     701,993       3,395,940
  Additional disclosures:
     Reserves related to Pennzoil(d).................................................      (2,292)        (94,891)
                                                                                        ----------     ----------
     October 31, 1997, net of reserves related to Pennzoil...........................     699,701       3,301,049
                                                                                        ==========     ==========
Proved Developed Reserves:
  October 31, 1994, net of reserves related to Pennzoil(d)...........................     219,394       1,612,177
                                                                                        ==========     ==========
  October 31, 1995...................................................................     201,110         922,502
  Additional disclosures:
     Reserves related to Pennzoil(d).................................................        (457)       (110,567)
                                                                                        ----------     ----------
     October 31, 1995, net of reserves related to Pennzoil...........................     200,653         811,935
                                                                                        ==========     ==========
  October 31, 1996...................................................................     917,883       4,885,185
  Additional disclosures:
     Reserves related to Pennzoil(d).................................................        (820)        (28,172)
                                                                                        ----------     ----------
     October 31, 1996, net of reserves related to Pennzoil...........................     917,063       4,857,013
  October 31, 1997...................................................................     695,022       3,169,790
  Additional disclosures:
     Reserves related to Pennzoil(d).................................................      (2,292)        (94,891)
                                                                                        ----------     ----------
     October 31, 1997, net of reserves related to Pennzoil...........................     692,730       3,074,899
                                                                                        ==========     ==========

                          (SEE NOTES ON FOLLOWING PAGE)

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) -- (CONTINUED)

     The following table sets forth estimates of the standardized measure of discounted future Royalty income (based upon a discount rate of 10 percent) from estimated future production of proved oil and gas reserves attributable to the Partnership as of October 31, 1997, 1996 and 1995:

                                         1997       1996       1995
                                       ---------  ---------  ---------
                                                 (THOUSANDS)
Future Royalty income................  $  24,285  $  30,903  $   7,693
Discount at 10% per annum............     (3,825)    (6,352)    (2,168)
                                       ---------  ---------  ---------
Standardized measure of discounted
  future Royalty income from proved
  oil and gas reserves, discounted at
  10% per annum(c)...................     20,460     24,551      5,525
Additional disclosures:
  Amounts attributable to
     Pennzoil(d).....................       (250)       (77)      (140)
                                       ---------  ---------  ---------
  Standardized measure of discounted
     future Royalty income from
     proved oil and gas reserves,
     discounted at 10% per annum, net
     of amounts attributable to
     Pennzoil(c).....................  $  20,210  $  24,474  $   5,385
                                       =========  =========  =========

     The following table summarizes the changes in the standardized measure of discounted future Royalty income for the Partnership for the twelve months ended October 31, 1997, 1996 and 1995:

                                         1997       1996       1995
                                       ---------  ---------  ---------
                                                 (THOUSANDS)
Beginning balance(c).................  $  24,551  $   5,525  $   5,145
  Revisions of previous
     estimates(a)....................        152     16,426      1,997
  Extensions, discoveries and other
     additions.......................        745      2,825     --
  Royalty income.....................     (7,003)      (786)    (1,383)
  Accretion of discount..............      2,455        553        515
  Other(b)...........................       (440)         8       (749)
                                       ---------  ---------  ---------
        Net changes in standardized
           measure...................     (4,091)    19,026        380
                                       ---------  ---------  ---------
Ending balance(c)....................     20,460     24,551      5,525
Additional disclosures:
  Amounts attributable to
     Pennzoil(d).....................       (250)       (77)      (140)
                                       ---------  ---------  ---------
  Ending balance, net of amounts
     attributable to Pennzoil(c).....  $  20,210  $  24,474  $   5,385
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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(10)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             SUMMARIZED QUARTERLY RESULTS
                                                                 THREE MONTHS ENDED*
                                              ----------------------------------------------------------
                                                MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              -------------  -------------  -------------  -------------
Year Ended December 31, 1997:
     Royalty income.........................  $   1,126,005  $   2,051,820  $   1,690,234  $   2,135,200
     Distributable income...................  $     736,735  $   1,864,327  $   1,504,308  $   1,952,687
     Distributions per Unit.................  $     .155052  $     .392365  $     .316595  $     .410961
Year Ended December 31, 1996:
     Royalty income.........................  $           0  $           0  $     785,708  $           0
     Distributable income...................  $           0  $           0  $     590,417  $           0
     Distributions per Unit.................  $     .000000  $     .000000  $     .124258  $     .000000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     As of March 20, 1998, no person was known to be the beneficial owner of more than five percent of the Units of beneficial interest in the Trust.

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

     Crude oil sales to the Supply and Distribution Department of Texaco, Inc. and Chevron accounted for approximately 68% and 32%, respectively, of total crude oil revenues from the Royalty Properties during 1997.

     The Trust's share of Royalty income was reduced by approximately $473,900 in 1997 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 1997.

     Effective August 31, 1996, Chevron's Natural Gas Business Unit and Warren Petroleum Company merged with NGC Corporation In connection with such merger, Chevron became one of three principal stockholders of NGC Corporation, and all of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties have been committed and are being sold to NGC Corporation.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A) (1) FINANCIAL STATEMENTS
     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages as indicated:

                                                                PAGE IN THIS
                                                                  FORM 10-K
Report of Independent Public Accountants......................        33
Statements of Assets, Liabilities and Trust Corpus............        34
Statements of Distributable Income............................        34
Statements of Changes in Trust Corpus.........................        34
Notes to Financial Statements.................................        35

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
     27(a)      Financial Data Schedule

  (B)  REPORTS ON FORM 8-K
     No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS   DAY OF MARCH,
1998.

                                          TEL OFFSHORE TRUST

                                          By  CHASE BANK OF TEXAS, NATIONAL
                                             ASSOCIATION, CORPORATE TRUSTEE

                                          By  /s/ PETE FOSTER
                                                  PETE FOSTER
                                             SENIOR VICE PRESIDENT
                                                 & TRUST OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                             DATE

CHASE BANK OF TEXAS, NATIONAL
ASSOCIATION, Corporate Trustee


                   By/s/PETE FOSTER                               March   , 1998
                     PETE FOSTER
                SENIOR VICE PRESIDENT
                   & TRUST OFFICER

INDIVIDUAL TRUSTEES

                /s/GEORGE ALLMAN, JR.                             March   , 1998
             GEORGE ALLMAN, JR., TRUSTEE

                  /s/W. LESLIE DUFFY                              March   , 1998
               W. LESLIE DUFFY, TRUSTEE

                 /s/RICHARD L. MELTON                             March   , 1998
              RICHARD L. MELTON, TRUSTEE

     THIS ANNUAL REPORT ON FORM 10-K WAS DISTRIBUTED TO UNIT HOLDERS AS AN ANNUAL REPORT. ADDITIONAL COPIES OF THIS ANNUAL REPORT WILL BE PROVIDED, WITHOUT CHARGE, AND COPIES OF EXHIBITS HERETO WILL BE PROVIDED, UPON PAYMENT OF A REASONABLE FEE, UPON WRITTEN REQUEST FROM ANY HOLDER OF UNITS TO:

                TEL Offshore Trust
                Chase Bank of Texas, National Association, Trustee
                Attention: Debbie Miller, Corporate Trust Department
                P.O. Box 4717
                Houston, Texas 77210-4717

AUDITORS                 COUNSEL                   TRANSFER AGENT AND REGISTRAR
Arthur Andersen LLP      Andrews & Kurth L.L.P.    American Stock Transfer
Houston, Texas           Houston, Texas            & Trust Co. as agent for
                                                   Chase Bank of Texas, N.A.
                                                   Houston, Texas

                            TEL OFFSHORE TRUST
                            P.O. Box 4717
                            Houston, Texas 77210-4717