Form 10-K405/A
period 1997-12-31
TEL OFFSHORE TRUST
filed 1998-03-31
CIK 97148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                  (AMENDMENT #1)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                            ON WHICH REGISTERED
          -------------------                            -------------------
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

     As of March 20, 1998, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

     Documents Incorporated By Reference: None
================================================================================

Explanatory Note:

This amendment to the Tel Offshore Trust 10-K is made to file a Corrected Financial Data Schedule as Exhibit 27.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 30TH DAY OF MARCH, 1998.

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

                      SIGNATURE                                             DATE

CHASE BANK OF TEXAS, NATIONAL
ASSOCIATION, Corporate Trustee


                   By/s/PETE FOSTER                               March 30, 1998
                     PETE FOSTER
                SENIOR VICE PRESIDENT
                   & TRUST OFFICER

INDIVIDUAL TRUSTEES

                /s/GEORGE ALLMAN, JR.                             March 30, 1998
             GEORGE ALLMAN, JR., TRUSTEE

                  /s/W. LESLIE DUFFY                              March 30, 1998
               W. LESLIE DUFFY, TRUSTEE

                 /s/RICHARD L. MELTON                             March 30, 1998
              RICHARD L. MELTON, TRUSTEE