Form 10-Q
period 1998-03-31
TEL OFFSHORE TRUST
filed 1998-05-11
CIK 97148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                         COMMISSION FILE NUMBER: 0-6910

                            ------------------------

                               TEL OFFSHORE TRUST
             (Exact Name of Registrant as Specified in its Charter)

                 TEXAS                                           76-6004064
        (State of Incorporation,                              (I.R.S. Employer
            or Organization)                                 Identification No.)
          CHASE BANK OF TEXAS,
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

     As of May 8, 1998 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        MARCH 31,       DECEMBER 31,
                                           1998             1997
                                        ----------      ------------
                                        (UNAUDITED)
ASSETS
Cash and cash equivalents............   $3,330,413       $3,425,376
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,628,119 and
  $27,564,441, respectively..........      639,536          703,214
                                        ----------      ------------
Total assets.........................   $3,969,949       $4,128,590
                                        ==========      ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................   $1,964,378       $1,952,687
Reserve for future Trust expenses....    1,366,035        1,472,689
Commitments and contingencies (Note
  7).................................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................      639,536          703,214
                                        ----------      ------------
Total liabilities and Trust corpus...   $3,969,949       $4,128,590
                                        ==========      ============

                               TEL OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
Royalty income.......................  $  1,934,392  $  1,126,005
Interest income......................        18,702        10,730
                                       ------------  ------------
                                          1,953,094     1,136,735
Decrease (increase) in reserve for
  future Trust expenses..............       106,654      (297,743)
General and administrative
  expenses...........................       (95,370)     (102,257)
                                       ------------  ------------
Distributable income.................  $  1,964,378  $    736,735
                                       ============  ============
Distributions per Unit (4,751,510
  Units).............................  $    .413421  $    .155052
                                       ============  ============

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
Trust corpus, beginning of period....  $    703,214  $    938,589
Distributable income.................     1,964,378       736,735
Distribution payable to Unit
  holders............................    (1,964,378)     (736,735)
Amortization of net overriding
  royalty interest...................       (63,678)      (27,585)
                                       ------------  ------------
Trust corpus, end of period..........  $    639,536  $    911,004
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

     On October 1, 1995, SONAT Exploration Company ("SONAT") acquired the East Cameron 354 property from Pennzoil. In addition, on October 1, 1995, Amoco Production Company ("Amoco") acquired the Eugene Island 367 property from Pennzoil. As a result of such acquisitions, SONAT and Amoco have replaced Pennzoil as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, on October 1, 1995 and also assumed Pennzoil's obligations under the Conveyance with respect to such properties.

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

NOTE 2 -- BASIS OF ACCOUNTING

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

     The financial statements of the Trust are prepared on the following basis:

          (a) Royalty income is recorded when received by the Corporate Trustee on the last business day of each calendar quarter; and

          (b) Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses, as discussed in Note 6.

     This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the overriding royalty interest, which is calculated on a units-of-production basis, is charged directly to Trust corpus since such amount does not affect distributable income.

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $344,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. In the first quarter of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $513,800. The release was primarily a result of a decrease in the current estimate of projected capital expenditures of the Royalty Properties. As of March 31, 1998, approximately $4,108,000 remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three fiscal years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 is $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits are expected to be made to the Trust's cash reserve account during 1998.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $359,500 has been recovered from the Trust by the Working Interest Owner through the first quarter of 1998, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Distributions to Unit holders for the three months ended March 31, 1998 amounted to $1,964,378 or $.413421 per Unit as compared to $736,735 or $.155052 per Unit for the same period in 1997. The increase in distributable income for the first quarter of 1998 was primarily due to a net release of $513,800 from the Trust's Special Cost Escrow Account as compared to a net deposit of $344,000 in the first quarter of 1997 and a release of $106,654 from the Trust's cash reserve account.

     Gas revenues decreased approximately 46% in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a 30% decrease in gas volumes. This decrease was primarily attributable to the B-15 well watering out on the Ship Shoal 182/183 property in the first quarter of 1998. In addition, there was a 21% decrease in the average price received for natural gas from $3.50 per Mcf in the first quarter of 1997 to $2.75 per Mcf in the first quarter of 1998. Crude oil and condensate revenues decreased approximately 21% in the first quarter of 1998 in comparison to the same period in 1997 primarily due to a 26% decrease in the average price received from $23.37 per barrel in the first quarter of 1997 to $17.24 per barrel in the first quarter of 1998. The decrease in price was slightly offset by an 8% increase in crude oil and condensate volumes from the 1997 first quarter to the 1998 first quarter. The Trust's share of capital expenditures increased approximately 17% or $116,792 in the first quarter of 1998 as compared to the same period in 1997 primarily due to drilling activity on the B-7, B-9 and B-12 wells on the Eugene Island 339 property in the first quarter of 1998. The Trust's share of operating expenses decreased by approximately 76% or $356,808 in the first quarter of 1998 as compared to the same period in 1997 due primarily to a workover on the E-9 well on the Ship Shoal 182/183 property in the first quarter of 1997 and the removal of a compressor from the West Cameron 643 property in the first quarter of 1998.

     For the first quarter of 1998, the Trust had undistributed net income of $32,465. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the first quarter of 1998 was primarily related to the Eugene Island 348 gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     In the first quarter of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $513,800, compared to a deposit of funds into the Special Cost Escrow Account of $344,000 net to the Trust in the first quarter of 1997. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used cash of $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses due to the absence of Royalty income during the first, second and fourth quarters. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. The total amount of the Trust's cash reserve at December 31, 1997 was $1,472,689. In addition, in the first quarter of 1998, the Trust has determined that the Trust's cash reserve is currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust has determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three fiscal years is sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 is $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits are expected to be made to the Trust's cash reserve account during 1998.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues decreased from $5,672,614 in the first quarter of 1997 to $4,628,394 in the first quarter of 1998, primarily due to a decrease in the average crude oil price from $23.81 per barrel in the first quarter of 1997 to $17.67 per barrel for the same period in 1998. The decrease in price was slightly offset by an increase in crude oil production from 238,290 barrels in the first quarter of 1997 to 261,918 barrels in the first quarter of 1998. The increase in crude oil production was due primarily to the high production levels on the B-11, B-12 and B-13 wells which were drilled in 1996. Gas revenues decreased from $1,350,658 in the first quarter of 1997 to $883,244 in the first quarter of 1998 primarily due to a decrease in gas volumes from 377,503 Mcf in the first quarter of 1997 to 330,190 Mcf in the first quarter of 1998. The decrease in gas volumes was primarily due to the B-15 well watering out in the first quarter of 1998. In addition, there was a decrease in the average natural gas sales price from $3.64 per Mcf in the first quarter of 1997 to $2.82 per Mcf in the same period of 1998. The majority of the gas from this property is currently being purchased by NGC Corporation ("NGC") at a calculated price based on the monthly FERC Tennessee-Louisiana Zone 1 index. In addition, the Working Interest Owner has advised the Trust that approximately 59,716 Mcf have been overtaken by the Working Interest Owner from this property as of January 31, 1998. The Trust's share of this overtake position is approximately 14,929 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures decreased from $2,252,664 in the first quarter of 1997 to $196,876 for the same period in 1998 due to the drilling and completing of the B-11, B-12 and B-13 wells in the first three quarters of 1996. Operating expenses decreased from $742,604 in the first quarter of 1997 to $425,308 for the same period in 1998 due to the workover on the E-9 well in the first quarter of 1997. The Working Interest Owner has advised the Trust that it plans to drill a delineation well on this property in late 1998 at an approximate cost of $2.5 million ($625,000 net to the Trust).

     Eugene Island 339 crude oil revenues decreased from $1,723,866 in the first quarter of 1997 to $1,161,849 in the first quarter of 1998 due primarily to a decrease in the average crude oil price from $22.03 per barrel in the first quarter of 1997 to $15.68 per barrel in the first quarter of 1998. In addition, there was a decrease in volumes from 78,257 barrels in the first quarter of 1997 to 74,103 barrels in the first quarter of 1998. Gas revenues decreased from $376,421 in the first quarter of 1997 to $296,844 in the first quarter of 1998 due to a decrease in the average price received for natural gas from $3.50 per Mcf in the first quarter of 1997 to $2.84 per Mcf for the same period in 1998. In addition, there was a decrease in gas volumes from 112,700 Mcf in the first quarter of 1997 to 110,702 Mcf in the first quarter of 1998. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 23,454 Mcf on this property as of January 31, 1998. The Trust's share of this overtake position is approximately 5,864 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to NGC pursuant to an agreement providing for gas to be purchased at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 index. Capital expenditures increased $1,454,387 from first quarter 1997 to first quarter 1998 due primarily to drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998. Operating expenses decreased from $440,847 in the first quarter of 1997 to $138,407 for the same period in 1998 due to an adjustment to properly reflect capital costs in the first quarter of 1998. The Working Interest Owner has advised the Trust that it plans to drill the B-4 and B-16 sidetrack wells in early 1998 at an aggregate cost of approximately $2.2 million ($550,000 net to the Trust).

     West Cameron 643 gas revenues decreased from $4,580,602 in the first quarter of 1997 to $1,990,085 in the first quarter of 1998 due primarily to a decrease in gas volumes from 1,311,126 Mcf in the first quarter of 1997 to 738,177 Mcf for the same period in 1998. The decrease in gas volumes was due primarily to the B-8 well being taken off of production in December 1997. In addition, there was a decrease in the average price received for natural gas from $3.49 per Mcf in the first quarter of 1997 to $2.70 per Mcf in the first quarter of 1998. The Working Interest Owner has advised the Trust that the gas from this property is currently committed under the contract with Texaco Natural Gas, Inc. pursuant to an agreement for gas to be purchased at a price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 index. Capital expenditures decreased from $399,395 in the first quarter of 1997 to $158,090 in the first quarter of 1998 due primarily to costs paid in first quarter of 1997 which were associated with workovers on the A-2, A-6, A-9, A-10, A-16 and B-3 wells in 1996. Operating expenses decreased $661,480 in the first quarter of 1998 from the same period in 1997 due primarily to lower costs as a result of the removal of a compressor from the property in the first quarter of 1998.

     In May 1998, Chevron advised the Trust that production began in May, 1998 on the two wells on the East Cameron 371 property. The Trust has been advised by the Working Interest Owner on this property that the well is currently producing approximately 30,600 Mcf of gas per day.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

     Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1997 future net revenues attributable to the Trust's royalty interests approximated $24.3 million. Such reserve study also indicates that approximately 80% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. In addition, because the Trust will terminate in the event estimated future net revenues fall below

$2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1997 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $344,000. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. In the first quarter of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $513,800. The release was primarily a result of a decrease in the current estimate of projected capital expenditures of the Royalty Properties. As of March 31, 1998, approximately $4,108,000 remained in the Special Cost Escrow Account.

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

                                                   ROYALTY PROPERTIES
                                                   THREE MONTHS ENDED
                                                      MARCH 31,(1)
                                             ------------------------------
                                                  1998            1997
                                             --------------  --------------
Crude oil and condensate (bbls).........            342,275         318,084
Natural gas and gas products (Mcf)......          1,355,007       1,948,682
Crude oil and condensate average price,
  per bbl...............................     $        17.24  $        23.37
Natural gas average price, per Mcf
  (excluding gas products)..............     $         2.75  $         3.50
Crude oil and condensate revenues.......     $    5,902,006  $    7,432,984
Natural gas and gas products revenues...          3,670,052       6,775,531
Production expenses.....................           (597,180)     (2,255,824)
Capital expenditures....................         (3,161,966)     (2,694,799)
Undistributed Net Loss (Income)(2)......           (129,859)     (3,377,496)
(Provision for) Refund of escrowed
  special costs.........................          2,055,287      (1,375,924)
                                             --------------  --------------
NET PROCEEDS............................          7,738,340       4,504,472
Royalty interest........................               x25%            x25%
                                             --------------  --------------
Partnership share.......................          1,934,585       1,126,118
Trust interest..........................            x99.99%         x99.99%
                                             --------------  --------------
Trust share.............................     $    1,934,392  $    1,126,005
                                             ==============  ==============

------------

(1) The amounts for the three months ended March 31, 1998 and 1997 represent actual production for the periods November 1997 through January 1998 and November 1996 through January 1997, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of March 31, 1998, the loss carryforward was $1,554,600 ($388,650 net to the Trust).

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEL OFFSHORE TRUST
                                          By:  Chase Bank of Texas, National
                                               Association, Corporate Trustee
                                          By:  /s/   PETE FOSTER
                                                     PETE FOSTER
                                                SENIOR VICE PRESIDENT
                                                   AND TRUST OFFICER

Date: May 11, 1998

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.