Form 10-Q
period 1998-06-30
TEL OFFSHORE TRUST
filed 1998-08-13
CIK 97148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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

     As of August 6, 1998 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               TEL OFFSHORE TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         JUNE 30,       DECEMBER 31,
                                           1998             1997
                                        ----------      ------------
                                        (UNAUDITED)
ASSETS
Cash and cash equivalents............   $2,381,691       $3,425,376
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,674,073 and
  $27,564,441, respectively..........      593,582          703,214
                                        ----------      ------------
Total assets.........................   $2,975,273       $4,128,590
                                        ==========      ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................   $1,015,656       $1,952,687
Reserve for future Trust expenses....    1,366,035        1,472,689
Commitments and contingencies (Note
  7).................................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................      593,582          703,214
                                        ----------      ------------
Total liabilities and Trust corpus...   $2,975,273       $4,128,590
                                        ==========      ============

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1998          1997          1998          1997
                                       ------------  ------------  ------------  ------------
Royalty income.......................  $  1,115,995  $  2,051,820  $  3,050,387  $  3,177,825
Interest income......................        17,480        12,507        36,182        23,237
                                       ------------  ------------  ------------  ------------
                                          1,133,475     2,064,327     3,086,569     3,201,062
Decrease (increase) in reserve for
  future Trust expenses..............             0       (58,848)      106,654      (356,591)
General and administrative
  expenses...........................      (117,819)     (141,152)     (213,189)     (243,409)
                                       ------------  ------------  ------------  ------------
Distributable income.................  $  1,015,656  $  1,864,327  $  2,980,034  $  2,601,062
                                       ============  ============  ============  ============
Distributions per Unit (4,751,510
  Units).............................  $    .213754  $    .392365  $    .627175  $    .547417
                                       ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                       ------------------------------  ------------------------------
                                            1998            1997            1998            1997
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of period....  $      639,536  $      911,004  $      703,214  $      938,589
Distributable income.................       1,015,656       1,864,327       2,980,034       2,601,062
Distribution payable to Unit
  holders............................      (1,015,656)     (1,864,327)     (2,980,034)     (2,601,062)
Amortization of net overriding
  royalty interest...................         (45,954)        (69,630)       (109,632)        (97,215)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $      593,582  $      841,374  $      593,582  $      841,374
                                       ==============  ==============  ==============  ==============

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $778,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures, production costs and abandonment costs in connection with the West Cameron 643 drilling in 1996. In the first six months of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,322,700. The release was primarily a result of a decrease in the current estimate of projected capital expenditures of the Royalty Properties. As of June 30, 1998, approximately $3,299,600 (net to the Trust) remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used net cash of $298,309 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, due to the absence of Royalty income in the first, second and fourth quarters. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three fiscal years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 is $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposit was made in the second quarter of 1998. No deposits are expected to be made to the Trust's cash reserve account during 1998.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $361,000 has been recovered from the Trust by the Working Interest Owner through the second quarter of 1998, and the remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Distributions to Unit holders for the three months ended June 30, 1998 amounted to $1,015,656 or $.213754 per Unit as compared to $1,864,327 or $.392365 per Unit for the same period in 1997. The decrease in distributable income for the second quarter of 1998 was primarily due to a significant decrease in crude oil and condensate revenues in the second quarter of 1998, as compared to the second quarter of 1997.

     Crude oil and condensate revenues decreased approximately 46% in the second quarter of 1998 in comparison to the same period in 1997 primarily due to a 29% decrease in the average price received from $19.56 per barrel in the second quarter of 1997 to $13.97 per barrel in the second quarter of 1998. In addition, there was a 24% decrease in crude oil and condensate volumes from the 1997 second quarter to the 1998 second quarter. This decrease was primarily attributable to decreased production from the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in the second quarter of 1998. Gas revenues decreased approximately 12% in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a 14% decrease in gas volumes. This decrease was primarily attributable to higher production from the B-9 well on the West Cameron 643 property in the second quarter of 1997. This decrease in volumes was offset by a 3% increase in the average price received for natural gas from $2.23 per Mcf in the second quarter of 1997 to $2.30 per Mcf in the second quarter of 1998. The Trust's share of capital expenditures increased by approximately 3380% or $1,265,328 in the second quarter of 1998 as compared to the same period in 1997 primarily due to costs incurred in the second quarter of 1998 which were associated with drilling the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998 on the Eugene Island 339 property. The Trust's share of operating expenses decreased by approximately 24% or $92,708 in the second quarter of 1998 as compared to the same period in 1997 primarily due to service facility charges in the second quarter of 1997.

     For the second quarter of 1998, the Trust had undistributed net income of $1,645. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the second quarter of 1998 was applied to a loss carryforward that resulted primarily from the Eugene Island 348 gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     In the second quarter of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $808,900, compared to a deposit of funds into the Special Cost Escrow Account of approximately $434,000 net to the Trust in the second quarter of 1997. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Distributions to Unit holders for the six months ended June 30, 1998 amounted to $2,980,034 or $.627175 per Unit as compared to $2,601,062 or $.547417 per Unit for the same period in 1997. The increase in distributable income for the first six months of 1998 was primarily due to a net release of approximately $1,322,700 from the Trust's Special Cost Escrow Account as compared to a net deposit of approximately $778,000 in the first six months of 1997.

     Crude oil and condensate revenues decreased approximately 34% in the first six months of 1998 in comparison to the same period in 1997 primarily due to a 26% decrease in the average price received from $21.19 per barrel for the six months ended June 30, 1997 to $15.66 per barrel for the six months ended June 30, 1998. In addition, there was a 10% decrease in crude oil and condensate volumes. This decrease was primarily attributable to decreased production from the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in the first six months of 1998. Gas revenues decreased 34% in the first six months of 1998 compared to the first six months of 1997 primarily due to a 23% decrease in gas volumes, which decrease was primarily attributable to higher production from the B-9 well on the West Cameron 643 property in the second quarter of 1997 and the B-15 well watering out on the Ship Shoal 182/183 property in the first quarter of 1998. In addition, there was a 13% decrease in the average price received for natural gas from $2.91 per Mcf in the first six months of 1997 to $2.52 per Mcf in the first six months of 1998. The Trust's share of capital expenditures increased by approximately 194% or $1,382,119 for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to the costs associated with drilling the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998 on the Eugene Island 339 property. The Trust's share of operating expenses decreased by approximately 53% or $449,516 for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to a workover on the E-9 well on the Ship Shoal 182/183 property in the first quarter of 1997.

     For the first six months of 1998, the Trust had undistributed net income of $34,110. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the the first six months of 1998 was applied to a loss carryforward that resulted primarily from the Eugene Island 348 gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     In the first six months of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,322,700, compared to a net deposit of funds into the Special Cost Escrow Account of $778,000 net to the Trust in the first six months of 1997. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used net cash of $298,309 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, due to the absence of Royalty income during the first, second and fourth quarters. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. The total amount of the Trust's cash reserve at December 31, 1997 was $1,472,689. In addition, in the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three fiscal years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 is $1,366,035. The excess amount of $106,654 was distributed to

Unit holders in the first quarter of 1998, and no deposit was made in the second quarter of 1998. No deposits are expected to be made to the Trust's cash reserve account during 1998.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues decreased from $6,896,637 in the second quarter of 1997 to $3,492,285 in the second quarter of 1998, primarily due to a decrease in the average crude oil price from $20.14 per barrel in the second quarter of 1997 to $14.61 per barrel for the same period in 1998. In addition, there was a decrease in crude oil production from 342,423 barrels in the second quarter of 1997 to 239,033 barrels in the second quarter of 1998. The decrease in crude oil production was due primarily to lower production in 1998 on the B-11, B-12 and B-13 wells that were drilled in 1996. Gas revenues decreased from $908,641 in the second quarter of 1997 to $907,200 in the second quarter of 1998 primarily due to a decrease in gas volumes from 434,507 Mcf in the second quarter of 1997 to 401,622 Mcf in the second quarter of 1998. The decrease in gas volumes was also primarily due to lower production in 1998 on the B-11, B-12 and B-13 wells. The decrease in gas volumes was partially offset by an increase in the average natural gas sales price from $2.09 per Mcf in the second quarter of 1997 to $2.34 per Mcf in the same period of 1998. The majority of the gas from this property is currently being purchased by Dynegy Inc. ("Dynegy") at a calculated price based on the monthly FERC Tennessee-Louisiana Zone 1 index. In addition, the Working Interest Owner has advised the Trust that approximately 59,405 Mcf have been overtaken by the Working Interest Owner from this property as of April 30, 1998. The Trust's share of this overtake position is approximately 14,851 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Capital expenditures increased $104,978 for the second quarter of 1998 as compared to the same period in 1997. Operating expenses decreased from $493,348 in the second quarter of 1997 to $306,284 for the same period of 1998 due primarily to a reduction in drilling activity in 1998. The Working Interest Owner has advised the Trust that it drilled the E-10 well on this property in April 1998 at an approximate cost of $3.7 million ($925,000 net to the Trust). This well is currently producing approximately 334 Mcf per day.

     Eugene Island 339 crude oil revenues decreased from $1,304,829 in the second quarter of 1997 to $942,231 in the second quarter of 1998 due primarily to a decrease in the average crude oil price from $16.95 per barrel in the second quarter of 1997 to $12.02 per barrel in the second quarter of 1998. This decrease in the average crude oil price was slightly offset by an increase in volumes from 76,970 barrels in the second quarter of 1997 to 78,375 barrels in the second quarter of 1998. Gas revenues increased from $137,527 in the second quarter of 1997 to $331,606 in the second quarter of 1998 due to an increase in gas volumes from 62,668 Mcf in the second quarter of 1997 to 149,243 Mcf for the same period in 1998. The increase in gas volumes was due primarily to a well being shut down during the second quarter of 1997 for compressor repair. In addition, there was an increase in the average price received for natural gas from

$2.21 per Mcf in the second quarter of 1997 to $2.40 per Mcf in the second quarter of 1998. The Working Interest Owner has advised the Trust that there is an undertake imbalance position of approximately 68,812 Mcf on this property as of April 30, 1998. The Trust's share of this undertake position is approximately 17,203 Mcf. Accordingly, gas revenues from this property may be increased in future periods while overproduced parties release their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy pursuant to an agreement providing for gas to be purchased at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 index. Capital expenditures increased $3,932,476 from second quarter 1997 to second quarter 1998 due primarily to costs incurred in the second quarter of 1998 which were associated with drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998. Operating expenses decreased from $590,672 in the second quarter of 1997 to $127,479 for the same period in 1998 primarily due to service facility charges in the second quarter of 1997. The Working Interest Owner has advised the Trust that the drilling results of the B-7, B-9 and B-12 wells in the first quarter of 1998 were disappointing. Also, the Working Interest Owner has advised the Trust that it completed the B-4 sidetrack well in March 1998 at an aggregate cost of approximately $480,000 ($120,000 net to the Trust).

     West Cameron 643 gas revenues decreased from $2,351,044 in the second quarter of 1997 to $1,701,139 in the second quarter of 1998 due primarily to a decrease in gas volume from 1,053,600 Mcf in the second quarter of 1997 to 744,366 Mcf for the same period in 1998. The decrease in gas volumes was due primarily to the successful B-8 and B-9 wells drilled on this property in the second quarter of 1996 and the successful workovers on the A-2 and A-9 wells in the first quarter of 1996. The decrease in volumes was slightly offset by an increase in the average price received for natural gas from $2.23 per Mcf in the second quarter of 1997 to $2.29 per Mcf for the same period of 1998. The Working Interest Owner has advised the Trust that the gas from this property is currently committed under the contract with Texaco Natural Gas, Inc. pursuant to an agreement for gas to be purchased at a price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 index. Capital expenditures increased $378,487 for the second quarter of 1998 as compared to the same period in 1997 due primarily to a credit for returned equipment in the second quarter of 1997 and increased rig activity due to the sidetrack of the A-10 and A-14 wells in the second quarter of 1998. Operating expenses increased from $339,791 in the second quarter of 1997 to $613,922 for the same period in 1998 due primarily to a workover on the A-6 well and repairs on an air conditioner unit in the second quarter of 1998.

     In June 1998, Chevron advised the Trust that production began in May 1998 on the two wells on the East Cameron 371 property. The Trust has been advised by the Working Interest Owner on this property that the well is currently producing approximately 75,000 Mcf of gas per day and approximately 49,000 barrels of crude oil and condensate per day.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

     Ship Shoal 182/183 crude oil revenues decreased from $12,569,251 in the first six months of 1997 to $8,120,679 in the first six months of 1998, primarily due to a decrease in the average crude oil price from $21.64 per barrel in the first six months of 1997 to $16.21 per barrel for the same period in 1998. In addition, there was a decrease in crude oil production from 580,713 barrels in the first six months of 1997 to 500,951 barrels in the first six months of 1998. The decrease in crude oil production was due primarily to the lower production in 1998 on the B-11, B-12 and B-13 wells that were drilled in 1996. Gas revenues decreased from $2,259,299 in the first six months of 1997 to $1,790,444 in the first six months of 1998 primarily due to a decrease in the average natural gas sales price from $2.82 per Mcf in the first six months of 1997 to $2.56 per Mcf in the same period of 1998. In addition, there was a decrease in gas volumes from 812,010 Mcf in the first six months of 1997 to 731,812 Mcf in the first six months of 1998. The decrease in gas volumes was primarily due to lower production in 1998 on the B-11, B-12 and B-13 wells and the B-15 well watering out in the first quarter of 1998. Capital expenditures decreased from $2,170,816 in the first six months of 1997 to $220,006 in the first six months of 1998 due primarily to capital expenditures recognized in 1997 from the drilling and completion of the B-11, B-12 and B-13 wells in 1996. Operating expenses decreased from $1,235,952 for the six months of 1997 to $731,592 for the same period in 1998 due primarily to a reduction in drilling activity in 1998 and the workover on the E-9 well in the first quarter of 1997.

     Eugene Island 339 crude oil revenues decreased from $3,028,695 in the first six months of 1997 to $2,104,080 in the first six months of 1998 due primarily to a decrease in the average crude oil price from $19.51 per barrel in the first six months of 1997 to $13.80 per barrel in the first six months of 1998. In addition, there was a slight decrease in volumes from 155,227 barrels in the first six months of 1997 to 152,478 barrels for the same period in 1998. Gas revenues increased from $513,948 in the first six months of 1997 to $628,450 primarily due to an increase in gas volumes from 175,368 Mcf in the first six months of 1997 to 259,945 Mcf for the same period in 1998. The increase in gas volumes was due primarily to a well being shut down during the first and second quarter of 1997 for upgrading the facility and compressor repair. The increase in gas volumes was offset by a decrease in the average price received for natural gas from $2.98 per Mcf in the first six months of 1997 to $2.62 per Mcf in the first six months of 1998. Operating expenses decreased from $1,031,519 for the first six months of 1997 to $265,886 for the first six months of 1998 due primarily to service facility charges in the second quarter of 1997. Capital expenditures increased $5,386,884 in comparison from the first six months of 1997 to the first six months of 1998 due primarily to drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998.

     West Cameron 643 gas revenues decreased from $6,931,646 in the first six months of 1997 to $3,691,224 in the first six months of 1998 due primarily to a decrease in gas volumes from 2,364,726 Mcf in the first six months of 1997 to 1,482,543 Mcf for the same period in 1998. The decrease in gas volumes was due primarily to the successful B-8 and B-9 wells drilled on this property in the second quarter of 1996 and the successful workovers in the A-2 and A-9 wells in the first quarter of 1996. In addition, there was a decrease in the average price received for natural gas from $2.93 per Mcf in the first six months of 1997 to $2.49 per Mcf for the same period of 1998. Capital expenditures increased from $367,659 in the first six months of 1997 to $504,841 in the first six months of 1998 due primarily to a credit for returned equipment in the second quarter of 1997 and increased rig activity due to the sidetrack of the A-10 and A-14 wells in the second quarter of 1998. Operating expenses decreased from $880,220 in the first six months of 1997 to $492,871 for the same period in 1998 due primarily to lower costs as a result of the removal of a compressor from the property in the first quarter of 1998.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

     Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1997 future net revenues attributable to the Trust's royalty interests approximated $24.3 million (subject to correction as described below). Such reserve study also indicates that approximately 80% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1997 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

     The Trust has been recently advised by the Working Interest Owner that the interest with respect to the East Cameron 371 property provided to DeGolyer & MacNaughton was incorrect and therefore, the calculation included in the reserve report as of October 31, 1997 should be revised. The calculation used by DeGolyer & MacNaughton was based on a combined interest in this property of 1.875%, rather than net to the Trust of 1.875%. Accordingly, the Trust's interest in this property appears to have been understated by 75%. DeGolyer & MacNaughton has not yet completed the revision of its reserve report, but the Trust has been informed that DeGolyer & MacNaughton anticipates it will provide the Trust with a copy of a corrected reserve report prior to August 28, 1998. The Trust will file an amendment to this Form 10-Q, the Trust's Form 10-K for the year ended December 31, 1997 and the Trust's Form 10-Q for the three months ended March 31, 1998 to reflect any changes caused by the correction of the reserve report by DeGolyer & MacNaughton. DeGolyer & MacNaughton currently anticipates such calculation will not cause an increase in future net revenues net to the Trust as of October 31, 1997 in excess of $2 million, or 8% of the $24.3 million previously reported in their report.


SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $778,000. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs and abandonment costs in connection with the West Cameron 643 drilling in 1996. In the first six months of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,322,700. The release was primarily a result of a decrease in the current estimate of projected capital expenditures of the Royalty Properties. As of June 30, 1998, approximately $3,299,600 (net to the Trust) remained in the Special Cost Escrow Account.

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

                                                ROYALTY PROPERTIES
                                                THREE MONTHS ENDED
                                                   JUNE 30,(1)
                                          ------------------------------
                                               1998            1997
                                          --------------  --------------
Crude oil and condensate (bbls).........         320,510         422,338
Natural gas and gas products (Mcf)......       1,470,067       1,699,755
Crude oil and condensate average price,
  per bbl...............................  $        13.97  $        19.56
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.30  $         2.23
Crude oil and condensate revenues.......  $    4,478,883  $    8,259,693
Natural gas and gas products revenues...       3,322,560       3,784,703
Production expenses.....................      (1,354,793)     (1,757,162)
Capital expenditures....................      (5,211,037)       (149,727)
Undistributed Net Loss (Income)(2)......          (6,579)       (193,615)
(Provision for) Refund of escrowed
  special costs.........................       3,235,394      (1,735,792)
                                          --------------  --------------
NET PROCEEDS............................       4,464,428       8,208,100
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................       1,116,107       2,052,025
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $    1,115,995  $    2,051,820
                                          ==============  ==============

------------

(1) The amounts for the three months ended June 30, 1998 and 1997 represent actual production for the periods February 1997 through April 1998 and February 1996 through April 1997, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 1998, the loss carryforward was $1,545,348 ($386,337 net to the Trust).

                                                ROYALTY PROPERTIES
                                           SIX MONTHS ENDED JUNE 30,(1)
                                          ------------------------------
                                               1998            1997
                                          --------------  --------------
Crude oil and condensate (bbls).........         662,785         740,422
Natural gas and gas products (Mcf)......       2,825,074       3,648,437
Crude oil and condensate average price,
  per bbl...............................  $        15.66  $        21.19
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.52  $         2.91
Crude oil and condensate revenues.......  $   10,380,889  $   15,692,677
Natural gas and gas products revenues...       6,992,612      10,560,234
Production expenses.....................      (1,951,943)     (4,012,986)
Capital expenditures....................      (8,373,033)     (2,844,526)
Undistributed Net Loss (Income)(2)......        (136,438)     (3,571,111)
(Provision for) Refund of escrowed
  special costs.........................       5,290,681      (3,111,716)
                                          --------------  --------------
NET PROCEEDS............................      12,202,768      12,712,572
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................       3,050,692       3,178,143
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $    3,050,387  $    3,177,825
                                          ==============  ==============

------------

(1) The amounts for the six months ended June 30, 1998 and 1997 represent actual production for the periods November 1997 through April 1998 and November 1996 through April 1997 respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 1998, the loss carryforward was $1,545,348 ($386,337 net to the Trust).

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1998.

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

Date: August 13, 1998

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                      TEL
                                    OFFSHORE
                                     TRUST
                               FEDERAL INCOME TAX
                                  INFORMATION
                                      1998

                               TEL OFFSHORE TRUST
                                 EIN 76-6004064
                                   SCHEDULE B
                              SECOND QUARTER 1998
                            TAX INFORMATION PER UNIT
                               (4,751,510 UNITS)

                                                   PARTNERSHIP
                                                 ITEMS PER UNIT                      TRUST ITEMS PER UNIT
                                          -----------------------------   -------------------------------------------
                                                          DEPLETION                                      **(INCREASE)
                                           ROYALTY       AS A PERCENT      INTEREST    ADMINISTRATIVE      DECREASE
              RECORD DATE                   INCOME     OF ROYALTY BASIS     INCOME        EXPENSE         IN RESERVE
----------------------------------------  ----------   ----------------   ----------   --------------    ------------
March 31, 1998..........................    0.407111     7.9661%            0.003936      0.020072           0.022446
June 30, 1998...........................    0.234872     4.5958%            0.003679      0.024796          (0.000076)
September 30, 1998......................    0.000000     0.0000%            0.000000      0.000000          (0.000000)
December 31, 1998.......................    0.000000     0.0000%            0.000000      0.000000           0.000000
                                          ----------   ----------------   ----------   --------------    ------------
Year to date............................    0.641983    12.5619%            0.007615      0.044868           0.022370
                                          ==========   ================   ==========   ==============    ============

                           SUMMARY OF TAXABLE INCOME

                                           PER UNIT
                                           ---------
Royalty Income..........................    0.641983
Interest Income.........................    0.007615
Depletion Deduction.....................   (0.020877)
Administrative Expense Deduction........   (0.044868)
(Increase)/Decrease in Reserve..........    0.022370
                                           ---------
Net Amount..............................    0.606223
                                           =========

                        TAX BASIS OF UNITS AND ROYALTY*

Basis Assigned to TEL Offshore Trust
  Units -- 1/1/83.......................  $    6.750000
Basis Allocated to Offshore II Company
  (Sold December 17, 1984)..............      (0.120000)
                                          -------------
Royalty Basis 1/1/83....................       6.630000
Depletion Year 1983.....................      (0.769366)
                                          -------------
Royalty Basis 1/1/84....................       5.860634
Depletion Year 1984.....................      (1.203489)
                                          -------------
Royalty Basis 1/1/85....................       4.657145
Depletion Year 1985.....................      (1.126563)
                                          -------------
Royalty Basis 1/1/86....................       3.530582
Depletion Year 1986.....................      (0.555675)
                                          -------------
Royalty Basis 1/1/87....................       2.974907
Depletion Year 1987.....................      (1.424231)
                                          -------------
Royalty Basis 1/1/88....................       1.550676
Depletion Year 1988.....................      (0.384321)
                                          -------------
Royalty Basis 1/1/89....................       1.166355
Depletion Year 1989.....................      (0.241515)
                                          -------------
Royalty Basis 1/1/90....................       0.924840
Depletion Year 1990.....................      (0.242097)
                                          -------------
Royalty Basis 1/1/91....................       0.682743
Depletion Year 1991.....................      (0.092228)
                                          -------------
Royalty Basis 1/1/92....................       0.590515
Depletion Year 1992.....................      (0.058181)
                                          -------------
Royalty Basis 1/1/93....................       0.532334
Depletion Year 1993.....................      (0.079729)
                                          -------------
Royalty Basis 1/1/94....................       0.452605
Depletion Year 1994.....................      (0.148288)
                                          -------------
Royalty Basis 1/1/95....................       0.304317
Depletion Year 1995.....................      (0.064972)
                                          -------------
Royalty Basis 1/1/96....................       0.239345
Depletion Year 1996.....................      (0.024448)
                                          -------------
Royalty Basis 1/1/97....................       0.214897
Depletion Year 1997.....................      (0.048705)
                                          -------------
Royalty Basis 1/1/98....................       0.166192
Depletion Through Second Quarter 1998...      (0.020877)
                                          -------------
Royalty Basis 6/30/98...................  $    0.145315
                                          =============

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