Form 10-K/A
period 1997-12-31
TEL OFFSHORE TRUST
filed 1998-09-16
CIK 97148

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------


                                   FORM 10-K/A
                                (Amendment No. 2)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                                                        or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______ to _______

                         Commission File Number: 0-6910

                  --------------------------------------------


                               TEL OFFSHORE TRUST
             (Exact Name of Registrant as Specified in its Charter)

                      Texas                                    76-6004064
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

    Chase Bank of Texas, National Association
                 712 Main Street
                 Houston, Texas                                   77002
    (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 216-5712

     Securities registered pursuant to Section 12(g) of the Act:


                              Name of Each Exchange
    Title of Each Class                              On Which Registered
    -------------------                              -------------------
           None                                             None

     Securities registered pursuant to Section 12(b) of the Act:

                          Units of Beneficial Interest
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                              -----   -----.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 20, 1998, of $5.3125 was $25,242,396.88.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 20, 1998, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

     Documents Incorporated by Reference:  None
================================================================================

                                EXPLANATORY NOTE

         The following Amendment No. 2 is being filed to correct reserve data in the Letter Report from DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 1997. A copy of the corrected Letter Report included below hereby amends and restates the Letter Report included in the annual report on Form 10-K for Tel Offshore Trust (the "Trust") for the year ended December 31, 1997.

         The corrected reserve data in this Letter Report includes changes of proved developed and undeveloped reserves as of October 31, 1997 for oil and condensate from 701,993 bbls to 716,389 bbls, or a 2.1% increase, and for natural gas from 3,395,940 mcf to 3,623,357 mcf, or a 6.7% increase. The corrected data in the reserve report also includes changes in proved developed reserves as of October 31, 1997 for oil and condensate from 695,022 bbls to 695,300 bbls, or an increase of less than 0.1%, and for natural gas from 3,169,790 mcf to 2,949,371 mcf, or a 7.0% decrease.

         The estimated future net revenue and present value in the Letter Report is also corrected for the Texaco Properties and the Totals. Future net revenues for the Trust as corrected have been increased from approximately $24.3 million to $25.2 million, or 3.7%.

         References under "Termination of the Trust" under Item 1 to estimated total future net revenues attributeable to the Partnership's interest in the Royalty are also amended to reflect the change from $24.3 million to $25.2 million.

         Item 9 of the Form 10-K is also amended to reflect the changes to the items in footnote 8 of the Financial Statements as set forth after the corrected Letter Report.

                     Letter Report as Amended and Restated:

                            DEGOLYER AND MACNAUGHTON
                                ONE ENERGY SQUARE
                               DALLAS, TEXAS 75206


















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

         Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 1997. Combined net reserves are defined as those reserves remaining after deducting royalties from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership Interest after deducting interests owned by others. Gas volumes are expressed as sales gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure bases of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

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

         The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 13 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 4 leases to which no reserves have been assigned. Pennzoil owns an interest in one of the productive properties and in one of the leases to which no reserves have been assigned. Texaco owns an interest in three of the productive properties. SONAT and Amoco own an interest in one property each, but only the SONAT property is productive.

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

                                            Trust Partnership Interest
Trust Partnership Interest net reserves =   future net revenue                  x       Combined net reserves
                                            ---------------------
                                            Combined future gross revenue

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

         Data available from wells drilled on the appraised properties through October 1997 were used in estimating gross ultimate recovery. Gross production estimated through October 31, 1997, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves. In most fields, this required that the production rates be estimated for 4 months, since production data for certain properties were available only through June 1997.

         Net proved reserves attributable to the Trust Partnership Interest, as of October 31, 1997, are estimated as follows:


                                                         Oil and          Natural
                                                       Condensate           Gas
                                                          (bbl)             (Mcf)
                                                          -----             -----

Proved Developed and Undeveloped Reserves
    Reserves as of October 31, 1996                      918,021           4,893,525
    Revisions of Previous Estimates                      146,517            (156,820)
    Improved Recovery                                          0                   0
    Purchases of Minerals in Place                             0                   0
    Extensions, Discoveries, and Other Additions          26,005             669,356
    Production                                          (374,154)         (1,782,704)
    Sales of Minerals in Place                                 0                   0
    Reserves as of October 31, 1997                      716,389           3,623,357

Proved Developed Reserves
    Reserves as of October 31, 1996                      917,883           4,885,185
    Reserves as of October 31, 1997                      695,300           2,949,371


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

         A summary of estimated revenue and costs attributable to the combined interest in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 1997, is as follows:

                                           Chevron    Pennzoil     Texaco      SONAT       Amoco
                                         Properties  Properties  Properties Properties  Properties     Total
                                         ----------  ----------  ---------------------  ----------     -----

Combined Interest
     Future Gross Revenue ($)             82,417,001   1,830,766  24,551,227  1,569,530           0  110,368,524

     Operating Costs ($)                  (9,426,489)  (299,736)  (2,156,975) (299,212)           0  (12,182,412)
     Capital Costs ($)1                   (5,855,639)  (525,000)  (7,902,768) (278,410)           0  (14,561,817)

     Future Net Revenue ($)               67,134,873   1,006,030  14,491,484    991,908           0   83,624,295
     Cost Escrow as of 10-31-97 ($)       10,603,752     220,920   7,667,612    275,220       4,972   18,772,476
     Interest Credit on Accrued Balance ($)1,735,049     170,849     748,976     39,093         119    2,694,086
     Interest on Deficit ($)                    (73)     (1,429)           0          0           0      (1,502)
     Overhead ($)                         (2,982,830)   (84,639)  (1,060,677)  (65,541)           0  (4,193,687)

     Revenue Subject to Net Profits
       Interest ($)                       76,490,771   1,311,731  21,847,395  1,240,680       5,091  100,895,668

  Trust Partnership Interest
     Future Net Revenue ($)2              19,122,644     327,908   5,461,815    310,160       1,268   25,223,795
     Present Worth at 10 Percent ($)2     15,986,060     249,502   4,535,961    276,651       1,215   21,049,389


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

                                   Submitted,



                                                 /s/ DeGOLYER and MacNAUGHTON


                                                  DeGOLYER and MacNAUGHTON











(SEAL)                                            /s/ James W. Hail, Jr., P.E.
                                                  ------------------------------


                                                  James W. Hail, Jr., P.E.
                                                  Senior Vice President
                                                  DeGolyer and MacNaughton

         Footnote 9 of the Financial Statements is amended and restated for the following items:



                                                                                           Partnership
                                                                                ----------------------------------
                                                                                 Crude Oil
                                                                                    and
                                                                                Condensate             Natural Gas
                                                                                  (bbls)                  (mcf)
                                                                                  ------                  -----
Proved Developed and Undeveloped Reserves:
      October 31, 1996                                                          918,021                 4,893,525
      Revisions of previous estimates                                           146,517                  (156,820)
      Extensions, discoveries and other additions                                26,005                   669,356
      Royalty production                                                       (374,154)               (1,782,704)
                                                                          --------------           ---------------
      October 31, 1997                                                          716,389                 3,623,357
      Additional disclosures:
           Reserves related to Pennzoil                                          (2,292)                 (94,891)
                                                                          --------------           --------------
           October 31, 1997, net of reserves related to Pennzoil                714,097                 3,528,466
                                                                          ==============           =============
Proved Developed Reserves:
      October 31, 1997                                                          695,300                 2,949,371
      Reserves related to Pennzoil                                               (2,292)                  (94,891)
                                                                          --------------           ---------------
      October 31, 1997, net of reserves related to Pennzoil                     693,008                 2,854,480
                                                                          ==============           ===============

Standardized Measure of Discounted Future Royalty Income
                                                                                   1997
                                                                          -----------------
                                                                                (thousands)
Future Royalty income                                                           $25,224
Discount at 10% per annum                                                        (4,175)
Standardized measure of discounted future Royalty income from proved oil and gas
      reserves, discounted at 10% per annum                                      21,049


Additional disclosures:
      Amounts attributable to Pennzoil                                             (250)
                                                                          --------------
      Standardized measure of discounted future Royalty income
           from proved oil and gas reserves, discounted at 10%
           per annum, net of amounts attributable to Pennzoil
                                                                                $20,799
                                                                          ===============


Changes in Standardized Measure of Discounted Future Royalty
Income
                                                                                   1997
                                                                          ----------------
                                                                                (thousands)
Beginning balance                                                               $24,551
      Revisions of previous estimates                                              (263)
      Extensions, discoveries and other additions                                 2,087
      Royalty income                                                             (7,003)
      Accretion of discount                                                       2,455
      Other                                                                        (778)
                                                                          --------------
           Net changes in standardized measure                                   (3,502)
                                                                          --------------
Ending balance                                                                   21,049
Additional disclosures:
      Amounts attributable to Pennzoil                                             (250)
                                                                           --------------
      Ending balance, net of amounts attributable to Pennzoil                   $20,799
                                                                           ==============

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of September, 1998.





                               TEL OFFSHORE TRUST


                                         By:  Chase Bank of Texas, National
                                                Association,
                                              Corporate Trustee





                                              By:  /s/ Pete Foster
                                                  ---------------------------
                                                  Pete Foster
                                                  Senior Vice President and
                                                    Trust Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.








                     SIGNATURE                                     DATE




Chase Bank of Texas, National Association,                   September 16, 1998
  Corporate Trustee





By:    /s/ Pete Foster
   -------------------------------
       Pete Foster, Senior Vice
       President and Trust Officer



Individual Trustees



              /s/ George Allman, Jr.                         September 16, 1998
---------------------------------------------------
            George Allman, Jr., Trustee



                   /s/Gary Evans                             September 16, 1998
----------------------------------------------------
                Gary Evans, Trustee



               /s/ Richard L. Melton                         September 16, 1998
---------------------------------------------------
            Richard L. Melton, Trustee