Form 10-Q/A
period 1998-03-31
TEL OFFSHORE TRUST
filed 1998-09-16
CIK 97148

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------


                                   FORM 10-Q/A
                                (Amendment No. 1)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                                        or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ___________
                      -------------------------------------

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

       Registrant's Telephone Number, Including Area Code: (713) 216-5712

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of May 8, 1998 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

================================================================================

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward- looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                EXPLANATORY NOTE

         The following Amendment No. 1 is being filed to correct the estimated future net revenue amount included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Net Revenues and Termination of the Trust" to reflect the change in the estimate in the reserve study by DeGolyer and MacNaughton from approximately $24.3 million to $25.2 million.

         The Trust does not believe that the effects of changes included in this report on Form 10-Q due to this correction to the financial statements for the quarterly period are material.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TEL OFFSHORE TRUST

                                By: Chase Bank of Texas, National Association, Corporate Trustee



                                     By:  /s/ Pete Foster
                                         ------------------------------------
                                         Pete Foster
                                         Senior Vice President and Trust Officer

Date:  September 16, 1998

         The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.