Form 10-Q/A
period 1998-06-30
TEL OFFSHORE TRUST
filed 1998-09-16
CIK 97148

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

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to________
                      -------------------------------------

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

         This amendment also corrects certain information with respect to production on the East Cameron 371/381 property. In June 1998, Chevron advised the Trust that production began in May 1998 on the two wells on the East Cameron 371/381 property. The Trust has been advised by the Working Interest Owner on this property that the wells produced a daily average for the month of May 1998 of approximately 3,686 Mcf per day of natural gas (922 Mcf per day net to the Trust) and 231 bbls of oil and condensate per day (58 bbls per day net to the Trust).

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

                                TEL OFFSHORE TRUST

                                By: Chase Bank of Texas, National Association, Corporate Trustee



                                     By:  /s/ Pete Foster
                                         --------------------------------------
                                         Pete Foster
                                         Senior Vice President and Trust Officer

Date:  September 16, 1998

         The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.