Form 10-Q
period 1998-09-30
TEL OFFSHORE TRUST
filed 1998-11-09
CIK 97148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     As of November 6, 1998 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                     INFORMATION SYSTEMS FOR THE YEAR 2000

     Chevron has established a Year 2000 Project Team to coordinate the Year 2000 efforts of teams in the company's operating units to ensure that its computer systems and applications will function properly beyond 1999. Many of the company's information systems and software are Year 2000 compliant, and others are currently being assessed for compliance. A Year 2000 compliance assessment of the embedded technology in the company's facilities and operating systems is also under way.

     After these assessments are complete, plans for modification or replacement, testing, and certification will be developed and implemented to ensure that the company's facilities and business activities will be able to continue to operate safely and reliably, without interruption, after 1999. The teams also are monitoring the compliance efforts of suppliers, contractors, and trading partners with whom Chevron does business, to ensure that operations will not be adversely affected by the compliance problems of others. Until the assessments are complete, the company cannot state with certainty whether it has, or will have, significant Year 2000 issues.

     Chase Bank of Texas, National Association ("Chase") has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, Chase intends to have such systems and applications capable of processing, on and after January 1, 2000, date and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Corporate Trustee.

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               TEL OFFSHORE TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,      DECEMBER 31,
                                            1998               1997
                                        -------------      ------------
                                         (UNAUDITED)
ASSETS
Cash and cash equivalents............    $ 2,176,404        $3,425,376
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,708,966 and
  $27,564,441, respectively..........        558,689           703,214
                                        -------------      ------------
Total assets.........................    $ 2,735,093        $4,128,590
                                        =============      ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................    $   810,369        $1,952,687
Reserve for future Trust expenses....      1,366,035         1,472,689
Commitments and contingencies (Note
  7).................................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................        558,689           703,214
                                        -------------      ------------
Total liabilities and Trust corpus...    $ 2,735,093        $4,128,590
                                        =============      ============

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                           1998          1997          1998          1997
                                       ------------  ------------  ------------  ------------
Royalty income.......................  $    896,202  $  1,690,234  $  3,946,589  $  4,868,059
Interest income......................        15,348        14,074        51,530        37,311
                                       ------------  ------------  ------------  ------------
                                            911,550     1,704,308     3,998,119     4,905,370
Decrease (increase) in reserve for
  future Trust expenses..............             0      (113,066)      106,654      (469,657)
General and administrative
  expenses...........................      (101,180)      (86,934)     (314,369)     (330,343)
                                       ------------  ------------  ------------  ------------
Distributable income.................  $    810,370  $  1,504,308  $  3,790,404  $  4,105,370
                                       ============  ============  ============  ============
Distributions per Unit (4,751,510
  Units).............................  $    .170549  $    .316595  $    .797724  $    .864013
                                       ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                       ----------------------------  ------------------------------
                                           1998           1997            1998            1997
                                       ------------  --------------  --------------  --------------
Trust corpus, beginning of period....  $    593,582  $      841,374  $      703,214  $      938,589
Distributable income.................       810,369       1,504,308       3,790,403       4,105,370
Distribution payable to Unit
  holders............................      (810,369)     (1,504,308)     (3,790,403)     (4,105,370)
Amortization of net overriding
  royalty interest...................       (34,893)        (61,438)       (144,525)       (158,653)
                                       ------------  --------------  --------------  --------------
Trust corpus, end of period..........  $    558,689  $      779,936  $      558,689  $      779,936
                                       ============  ==============  ==============  ==============

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

     Effective January 1, 1998, Energy Resources Technology, Inc. ("Energy") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,001,000. The deposit was primarily a result of an increase in the current estimate of projected capital

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

expenditures, production costs and abandonment costs in connection with the drilling and platform construction on the East Cameron 371 property in 1997. In the first nine months of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,015,000. The release was primarily a result of a decrease in the current estimate of projected capital expenditures of the Royalty Properties. As of September 30, 1998, approximately $3,607,000 (net to the Trust) remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used net cash of $298,309 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, due to the absence of Royalty income in the first, second and fourth quarters. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 is $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposit was made in the second or third quarter of 1998. No deposits are expected to be made to the Trust's cash reserve account during 1998.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, Pennzoil, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $354,600 has been recovered from the Trust by the Working Interest Owner through the third quarter of 1998, and the remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Pennzoil will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Pennzoil, it is estimated that Royalty income attributable to such properties will be retained by Pennzoil for the remaining life of the Trust. The Trust does not anticipate

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

that retention of such Royalty income by Pennzoil will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Distributions to Unit holders for the three months ended September 30, 1998 amounted to $810,370 or $.170549 per Unit as compared to $1,504,308 or $.316595 per Unit for the same period in 1997. The decrease in distributable income for the third quarter of 1998 was primarily due to a significant decrease in crude oil and condensate revenues and an increase in capital expenditures in the third quarter of 1998, as compared to the third quarter of 1997.

     Crude oil and condensate revenues decreased approximately 41% in the third quarter of 1998 in comparison to the same period in 1997 primarily due to a 33% decrease in the average price received from $18.41 per barrel in the third quarter of 1997 to $12.33 per barrel in the third quarter of 1998. In addition, there was a 12% decrease in crude oil and condensate volumes from the third quarter of 1997 to the third quarter of 1998. This volume decrease was primarily attributable to decreased production from the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in the third quarter of 1998. Gas revenues increased approximately 176% in the third quarter of 1998 compared to the third quarter of 1997 primarily due to a 173% increase in gas volumes. This increase was primarily attributable to production beginning in May 1998 on the East Cameron 371/381 property and the E-10 well beginning production in June 1998 on the Ship Shoal 182/183 property. In addition, there was a slight increase in the average price received for natural gas from $2.26 per Mcf in the third quarter of 1997 to $2.27 per Mcf in the third quarter of 1998. The Trust's share of capital expenditures increased approximately 303% or $1,240,256 in the third quarter of 1998 as compared to the same period in 1997 primarily due to costs incurred in the third quarter of 1998 which were associated with drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998 on the Eugene Island 339 property. The Trust's share of operating expenses increased 29% or $90,911 in the third quarter of 1998 as compared to the same period in 1997 primarily due to the A-17 well workover in the second quarter of 1998 on the West Cameron 643 property.

     For the third quarter of 1998, the Trust had an undistributed net loss of $6,491. Undistributed net loss represents negative Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net loss for the third quarter of 1998 was applied to a loss carryforward that resulted primarily from the Eugene Island 348 gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     In the third quarter of 1998, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $307,435, compared to a deposit of funds into the Special Cost Escrow Account of approximately $223,000 in the third quarter of 1997. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Distributions to Unit holders for the nine months ended September 30, 1998 amounted to $3,790,404 or $.797724 per Unit as compared to $4,105,370 or $.864013 per Unit for the same period in 1997. The decrease in distributable income for the first nine months of 1998 was primarily due to a significant decrease in crude oil and condensate revenues in the first nine months of 1998, as compared to the same period in 1997.

     Gas revenues increased approximately 16% in the first nine months of 1998 compared to the first nine months of 1997 primarily due to a 33% increase in gas volumes, which increase was primarily attributable to production beginning in May 1998 on the East Cameron 371/381 property and the E-10 well beginning production in June 1998 on the Ship Shoal 182/183 property. The increase in gas volumes was partially offset by a 13% decrease in the average price received for natural gas from $2.72 per Mcf in the first nine months of 1997 to $2.37 per Mcf in the first nine months of 1998. Crude oil and condensate revenues decreased approximately 36% in the first nine months of 1998 in comparison to the same period in 1997 primarily due to an 11% decrease in crude oil and condensate volumes. This decrease was primarily attributable to decreased production from the B-11, B-12 and B-13 wells on the Ship Shoal 182/183 property in the first nine months of 1998. In addition, there was a 28% decrease in the average price received from $20.20 per barrel for the nine months ended September 30, 1997 to $14.48 per barrel for the nine months ended September 30, 1998. The Trust's share of capital expenditures increased by approximately 234% or $2,622,382 for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to the costs associated with drilling the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998 on the Eugene Island 339 property. The Trust's share of operating expenses decreased approximately 31% or $358,605 for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to a workover on the E-9 well on the Ship Shoal 182/183 property in the first quarter of 1997 and the drilling of the B-15 well on the Ship Shoal 182/183 property in the third quarter of 1997.

     For the first nine months of 1998, the Trust had undistributed net income of $27,618. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for the the first nine months of 1998 was applied to a loss carryforward that resulted primarily from the Eugene Island 348 gas imbalance settlement in 1994. See Note 7 in the Notes to Financial Statements for information regarding such settlement.

     In the first nine months of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,015,000, compared to a deposit of funds into the Special Cost Escrow Account of $1,001,000 in the first nine months of 1997. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In March 1994, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1996, the Trust used net cash of $298,309 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, due to the absence of Royalty income during the first, second and fourth quarters. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. The total amount of the Trust's cash reserve at December 31, 1997 was $1,472,689. In addition, in the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three fiscal years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 is $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposit was made in the second and third quarter of 1998. No deposits are expected to be made to the Trust's cash reserve account during the remainder of 1998.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues decreased from $6,249,972 in the third quarter of 1997 to $2,611,747 in the third quarter of 1998, primarily due to a decrease in crude oil production from 334,171 barrels in the third quarter of 1997 to 216,332 barrels for the same period in 1998. The decrease in crude oil production was due primarily to lower production in 1998 on the B-11, B-12 and B-13 wells that were drilled in 1996. In addition, there was a decrease in the average crude oil price from $18.70 per barrel in the third quarter of 1997 to $12.07 per barrel for the same period in 1998. Gas revenues increased from $823,520 in the third quarter of 1997 to $2,034,894 in the third quarter of 1998 primarily due to an increase in gas volumes from 369,204 Mcf in the third quarter of 1997 to 896,191 Mcf in the third quarter of 1998. The increase in gas volumes was primarily due to the E-10 well beginning production in June 1998. In addition, there was an increase in the average natural gas sales price from $2.26 per Mcf in the third quarter of 1997 to $2.27 per Mcf in the same period of 1998. The majority of the gas from this property is currently being purchased by Dynegy Inc. ("Dynegy") at a calculated price based on the monthly FERC Tennessee-Louisiana Zone 1 index. In addition, the Working Interest Owner has advised the Trust that approximately 76,661 Mcf have been overtaken by the Working Interest Owner from this property as of July 31, 1998. The Trust's share of this overtake position is approximately 19,165 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Capital expenditures increased from $800,448 in the third quarter of 1997 to $1,186,648 for the same period in 1998 primarily due to the costs associated with the drilling of the E-10 well in April 1998. Operating expenses increased from $362,940 in the third quarter of 1997 to $469,042 for the same period in 1998 due primarily to the drilling of the E-10 well discussed above.

     Eugene Island 339 crude oil revenues increased from $1,233,293 in the third quarter of 1997 to $1,648,827 in the third quarter of 1998 primarily due to an increase in volumes from 72,732 barrels in the third quarter of 1997 to 130,009 barrels in the third quarter of 1998. The increase in volumes was primarily due to successful workovers on the B-4 and B-12 wells in the third quarter of 1998. The increase in volumes was partially offset with a decrease in the average crude oil price from $16.96 per barrel in the third quarter of 1997 to $12.68 per barrel in the third quarter of 1998. Gas revenues increased from $198,119 in the third quarter of 1997 to $200,862. The average price received for natural gas decreased slightly from $2.40 per Mcf in the third quarter of 1997 to $2.39 per Mcf in the third quarter of 1998 and gas volumes decreased slightly from 85,091 Mcf in the third quarter of 1997 to 84,757 Mcf for the same period in 1998. The

Working Interest Owner has advised the Trust that there is an undertake imbalance position of approximately 72,183 Mcf on this property as of July 31, 1998. The Trust's share of this undertake position is approximately 18,046 Mcf. Accordingly, gas revenues from this property may be increased in future periods while overproduced parties release their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy pursuant to an agreement for providing gas to be purchased at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 index. Capital expenditures increased $3,611,555 from third quarter of 1997 to the third quarter of 1998 primarily due to costs incurred in the third quarter of 1998 which were associated with drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998. Operating expenses decreased from $459,212 in the third quarter of 1997 to $131,841 for the same period in 1998.

     West Cameron 643 gas revenues increased from $2,026,273 in the third quarter of 1997 to $3,063,085 in the third quarter of 1998 primarily due to an increase in gas volumes from 903,686 Mcf in the third quarter of 1997 to 1,342,376 Mcf for the same period in 1998. The increase in gas volumes was primarily due to the successful drilling on the A-10 sidetrack well and the A-17 well workover in the second quarter of 1998. In addition, there was an increase in the average price received for natural gas from $2.24 Mcf in the third quarter of 1997 to $2.28 per Mcf for the same period in 1998. The Working Interest Owner has advised the Trust that the gas from this property is currently committed under the contract with Texaco Natural Gas, Inc. pursuant to an agreement for gas to be purchased at a price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 index. Capital expenditures increased from $1,545 in the third quarter of 1997 to $740,210 in the third quarter of 1998 primarily due to costs associated with the drilling of the A-10 sidetrack well and the workover on the A-17 well discussed above. Operating expenses increased from $327,934 in the third quarter of 1997 to $728,556 for the same period in 1998 due to the A-17 well workover.

     East Cameron 371/381 started production in May 1998 and gas revenues were $3,358,433 in the third quarter of 1998. The gas volumes were 1,494,613 Mcf and the average price received for natural gas was $2.25 per Mcf in the third quarter of 1998. The Working Interest Owner has advised the Trust that the gas from this property is currently being purchased by Texaco Natural Gas, Inc. at a weighted average calculated price based on the Inside FERC Market Report. Capital expenditures were $933,892 in the third quarter of 1998 due primarily to increased rig activity to bring the third well on production. The Working Interest Owner has advised the Trust that the third well began production in late August 1998, that the A-4 well was a dry hole and they began drilling the A-5 well in November 1998. Operating expenses were $214,138 in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues decreased from $18,819,223 in the first nine months of 1997 to $10,732,426 in the first nine months of 1998, primarily due to a decrease in crude oil production from 914,884 barrels in the first nine months of 1997 to 717,283 barrels for the same period in 1998. The decrease in production was due primarily to the lower production in 1998 on the B-11, B-12 and B-13 wells that were drilled in 1996. In addition, there was a decrease in the average crude oil price from $20.57 per barrel in the first nine months of 1997 to $14.96 per barrel for the same period in 1998. Gas revenues increased from $3,082,819 in the first nine months of 1997 to $3,825,338 in the first nine months of 1998 primarily due to an increase in gas volumes from 1,181,214 Mcf in the first nine months of 1997 to 1,628,003 Mcf in the first nine months of 1998. The increase in gas volumes was primarily due to the E-10 well beginning production in June 1998. The increase in volumes was offset by a decrease in the average natural gas sales price from $2.64 per Mcf in the first nine months of 1997 to $2.40 per Mcf in the same period of 1998. Capital expenditures decreased from $2,973,264 in the first nine months of 1997 to $1,406,654 in the first nine months of 1998 primarily due to capital expenditures recognized in 1997 from the drilling and completion of the B-11, B-12 and B-13 wells in 1996. Operating expenses decreased from $1,598,892 in the first nine months of 1997 to $1,200,634 for the same period in 1998 primarily due to a reduction in drilling activity in 1998 and the workover on the E-9 well in the first quarter of 1997.

     Eugene Island 339 crude oil revenues decreased from $4,261,988 in the first nine months of 1997 to $3,752,907 in the first nine months of 1998 primarily due to a decrease in the average crude oil price from $18.70 per barrel in the first nine months of 1997 to $13.29 per barrel for the same period in 1998. The decrease in price was slightly offset by an increase in volumes from 227,959 barrels in the first nine months of 1997 to 282,487 barrels in the first nine months of 1998. The increase in volumes was primarily attributable to successful workovers on the B-4 and B-12 wells in the third quarter of 1998. Gas revenues increased from $712,067 in the first nine months of 1997 to $829,313 in the first nine months of 1998 primarily due to an increase in gas volumes from 260,459 Mcf in the first nine months of 1997 to 344,702 Mcf for the same period in 1998. The increase in gas volumes was due primarily to a well being shut down during the first and second quarter of 1997 for upgrading the facility and compressor repair. The increase in gas volumes was offset by a decrease in the average price received for natural gas from $2.79 per Mcf in the first nine months of 1997 to $2.55 per Mcf in the first nine months of 1998. Capital expenditures increased $8,998,438 in comparison from the first nine months of 1997 to the first nine months of 1998 due primarily to drilling activity on the B-7 and B-9 and B-12 wells in the first quarter of 1998. Operating expenses decreased from $1,490,731 in the first nine months of 1997 to $397,727 in the first nine months of 1998 due primarily to service facility charges in the second quarter of 1997.

     West Cameron 643 gas revenues decreased from $8,957,919 in the first nine months of 1997 to $6,754,309 in the first nine months of 1998 primarily due to a decrease in gas volumes from 3,268,412 Mcf in the first nine months of 1997 to 2,824,919 Mcf for the same period in 1998. The decrease in gas volumes was due primarily to lower production in 1998 on the A-2, A-9, B-8 and B-9 wells drilled in 1996. In addition, there was a decrease in the average price received for natural gas from $2.74 per Mcf in the first nine months of 1997 to $2.39 per Mcf for the same period in 1998. Capital expenditures increased from $369,204 in the first nine months of 1997 to $1,245,051 in the first nine months of 1998 primarily due to increased rig activity due to the sidetrack of the A-10 and A-14 wells in the second quarter of 1998 and the A-17 well workover in the second quarter of 1998. Operating expenses increased slightly from $1,208,154 in the first nine months of 1997 to $1,221,427 for the same period in 1998 due to the A-17 well workover discussed above.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

     Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1997 future net revenues attributable to the Trust's royalty interests approximated $25.2 million. Such reserve study also indicates that approximately 80% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1997 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1997, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,001,000. The deposit was primarily a result of an increase in the current estimates of projected capital expenditures, production costs and abandonment costs in connection with the drilling and platform construction on the East Cameron 371 property in 1997. In the first nine months of 1998, there was a net release of funds for the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,015,000. The release was primarily a result of a decrease in the current estimate of projected capital expenditures of the Royalty Properties. As of September 30, 1998, approximately $3,607,000 (net to the Trust) remained in the Special Cost Escrow Account.

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

                                                ROYALTY PROPERTIES
                                                THREE MONTHS ENDED
                                                 SEPTEMBER 30,(1)
                                          ------------------------------
                                               1998            1997
                                          --------------  --------------
Crude oil and condensate (bbls).........         362,143         411,237
Natural gas and gas products (Mcf)......       3,960,146       1,450,161
Crude oil and condensate average price,
  per bbl...............................  $        12.33  $        18.41
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.27  $         2.26
Crude oil and condensate revenues.......  $    4,463,987  $    7,569,399
Natural gas and gas products revenues...       8,985,994       3,253,981
Production expenses.....................      (2,062,538)     (1,447,166)
Capital expenditures....................      (6,598,502)     (1,637,480)
Undistributed Net Loss (Income)(2)......          25,966         (84,654)
(Provision for) Refund of escrowed
  special costs.........................      (1,229,739)       (892,468)
                                          --------------  --------------
NET PROCEEDS............................       3,585,168       6,761,612
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................         896,292       1,690,403
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $      896,202  $    1,690,234
                                          ==============  ==============

------------

(1) The amounts for the three months ended September 30, 1998 and 1997 represent actual production for the periods May 1998 through July 1998 and May 1997 through July 1997, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 1998, the loss carryforward was $1,571,316 ($392,829 net to the Trust).

                                                ROYALTY PROPERTIES
                                                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,(1)
                                          -------------------------------
                                               1998            1997
                                          --------------  ---------------
Crude oil and condensate (bbls).........       1,024,928        1,151,659
Natural gas and gas products (Mcf)......       6,785,220        5,098,598
Crude oil and condensate average price,
  per bbl...............................  $        14.48  $         20.20
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.37  $          2.72
Crude oil and condensate revenues.......  $   14,844,876  $    23,262,076
Natural gas and gas products revenues...      15,978,606       13,814,215
Production expenses.....................      (4,014,481)      (5,460,152)
Capital expenditures....................     (14,971,535)      (4,482,006)
Undistributed Net Loss (Income)(2)......        (110,472)      (3,655,765)
(Provision for) Refund of escrowed
  special costs.........................       4,060,942       (4,004,184)
                                          --------------  ---------------
NET PROCEEDS............................      15,787,936       19,474,184
Royalty interest........................            x25%             x25%
                                          --------------  ---------------
Partnership share.......................       3,946,984        4,868,546
Trust interest..........................         x99.99%          x99.99%
                                          --------------  ---------------
Trust share.............................  $    3,946,589  $     4,868,059
                                          ==============  ===============

------------

(1) The amounts for the nine months ended September 30, 1998 and 1997 represent actual production for the periods November 1997 through July 1998 and November 1996 through July 1997 respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 1998, the loss carryforward was $1,571,316 ($392,829 net to the Trust).

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1998.

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

Date: November 9, 1998

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.