Form 10-K405
period 1998-12-31
TEL OFFSHORE TRUST
filed 1999-03-31
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ________________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                  ON WHICH REGISTERED
             -------------------                 ----------------------
                    NONE                                 NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          UNITS OF BENEFICIAL INTEREST

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 19, 1999, of $3.875 was $18,412,101.25.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 19, 1999, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

     Documents Incorporated By Reference: None

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
Item  1.   Business....................................................   1
           Description of the Trust....................................   1
           General.....................................................   1
           History of the Trust........................................   3
           Description of the Units....................................   5
           Distributions...............................................   5
           Possible Requirement that Units be Divested.................   5
           Liability of Unit Holders...................................   6
           Federal Income Tax Matters..................................   6
           Tax-Exempt Organizations....................................   8
           State Law Considerations....................................   8
           Termination of the Trust....................................   8
           Royalty Income, Distributable Income and Total Assets.......   9
           Description of Royalty Properties...........................   9
           Producing Acreage and Wells.................................   9
           Reserves....................................................  10
           Operations and Production...................................  21
           Marketing...................................................  21
           Gas Marketing...............................................  21
           Oil Marketing...............................................  22
           Competition and Regulation..................................  23
           Competition.................................................  23
           Regulation -- General.......................................  23
           FERC Regulations............................................  23
           State Regulation............................................  23
           Environmental Regulations...................................  23
Item  2.   Properties..................................................  25
Item  3.   Legal Proceedings...........................................  25
Item  4.   Submission of Matters to a Vote of Security Holders.........  25


                                    PART II


Item  5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................  26
Item  6.   Selected Financial Data.....................................  26
Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................  26
Item  8.   Financial Statements and Supplementary Data.................  36
Item  9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................  47

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..........  48
Item 11.   Executive Compensation......................................  48
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management............................................  48
Item 13.   Certain Relationships and Related Transactions..............  48

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.......................................  50
SIGNATURES.............................................................  51

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

GENERAL

     The TEL Offshore Trust ("Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association) ("Corporate Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is 713-216-5712. George Allman, Jr., W. Leslie Duffy and Richard L. Melton served as individual trustees ("Individual Trustees") of the Trust until June 10, 1998. Effective June 10, 1998, W. Leslie Duffy resigned and Gary C. Evans was appointed as Individual Trustee. The Individual Trustees and the Corporate Trustee may hereinafter collectively be referred to as Trustees.

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

     On October 30, 1992, PennzEnergy Company ("PennzEnergy") (formerly named Pennzoil Company) acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties on October 30, 1992. PennzEnergy also assumed Chevron's obligations under the Conveyance with respect to such properties.

     On December 1, 1994, Texaco Exploration and Production Inc. ("Texaco") acquired one of the Royalty Properties from Chevron. The Royalty Property acquired by Texaco was West Cameron 643 and East Cameron 371/381. As a result of such acquisition, Texaco replaced Chevron as the Working Interest Owner of such property on December 1, 1994. Texaco also assumed Chevron's obligations under the Conveyance with respect to such property.

     On October 1, 1995, SONAT Exploration Company ("SONAT") acquired the East Cameron 354 property from PennzEnergy. In addition, on October 1, 1995, Amoco Production Company ("Amoco") acquired the Eugene Island 367 property from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties.

     Effective January 1, 1998, Energy Resource Technology, Inc. ("Energy") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from Energy effective January 1, 1998. As a result of such acquisition, Amerada replaced Energy as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed Energy's obligations under the Conveyance with respect to such property.

     Chevron remains the Managing General Partner of the Partnership. The Royalty Properties continue to be subject to the Royalty, and the Trust and Partnership, in general, continue to operate as if the above-described sales of the Royalty Properties had not occurred.

     Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" as used herein generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods from October 1, 1995 until January 1, 1998; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998).

     A total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. The Units are traded on the OTC Bulletin Board of the National Association of Securities Dealers Automated Quotation System. The Units may also be traded on pink sheets. From inception of the Trust to December 31, 1998, distributions to Unit holders totaled approximately $80,275,000, or approximately $16.89 per Unit.

     The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefor established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $16.3 million as of October 31, 1998. (See "Termination of the Trust" and Note
9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

     The terms of the Agreement of General Partnership of the Partnership (the "Partnership Agreement") provide that the Partnership shall dissolve upon the occurrence of any of the following: (1) December 31, 2030, (2) the election of the Trust to dissolve the Partnership, (3) the termination of the Trust, (4) the bankruptcy of the Managing General Partner of the Partnership, (5) the dissolution of the Managing General Partner or its election to dissolve the Partnership; however, the Managing General Partner has agreed not to dissolve or to elect to dissolve the Partnership and shall be liable for all damages and costs to the Trust if it breaks this agreement.

     Under the Conveyance and the Partnership Agreement, the Trust is entitled to its share (99.99%) of 25% of the Net Proceeds, as hereinafter defined, realized from the sale of the oil, gas and associated hydrocarbons when produced from the Royalty Properties. See "Description of Royalty Properties." The

Conveyance provides that the Working Interest Owners will calculate, for each quarterly period commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from its oil and gas properties for the period. "Net Proceeds" means for each quarterly period, the excess, if any, of the Gross Proceeds, as hereinafter defined, for such period over Production Costs, as hereinafter defined, for such period. "Gross Proceeds" means the amounts received by the Working Interest Owners from the sale of oil, gas and associated hydrocarbons produced from the properties burdened by the Royalty, subject to certain adjustments. Gross Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas. "Production Costs" means, generally, costs incurred on an accrual basis by the Working Interest Owners in operating the Royalty Properties, including capital and non-capital costs. In general, Net Proceeds are computed on an aggregate basis and consist of the aggregate proceeds to the Working Interest Owners from the sale of oil and gas from the Royalty Properties less (1) all direct costs, charges and expenses incurred by the Working Interest Owners in exploration, production, development, drilling and other operations on the Royalty Properties (including secondary recovery operations); (2) all applicable taxes (including severance and ad valorem taxes) excluding income taxes; (3) all operating charges directly associated with the Royalty Properties; (4) an allowance for costs, computed on a current basis at a rate equal to the prime rate of The Chase Manhattan Bank plus 1/2% on all amounts by which, and for only so long as, costs and expenses for the Royalty Properties incurred for any quarter have exceeded the proceeds of production from such Royalty Properties for such quarter; (5) applicable charges for certain overhead expenses as provided in the Conveyance; (6) the management fees and expense reimbursements owing the Working Interest Owners; and (7) a special cost reserve for the future costs to be incurred by the Working Interest Owners to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities from the Royalty Properties and for future drilling projects and other estimated future capital expenditures on the Royalty Properties. The Trustees are not obligated to return any royalty income received in any period, but future amounts otherwise payable shall be reduced by the amount of any prior overpayments of such royalty income. The Working Interest Owners are required to maintain books and records sufficient to determine amounts payable under the Royalty. The Working Interest Owners are also required to deliver to the Managing General Partner on behalf of the Partnership a statement of the computation of Net Proceeds no later than the tenth business day prior to the quarterly record date.

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

     As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, Texaco acquired one of the Royalty Properties from Chevron. The Royalty Property acquired by Texaco is West Cameron 643. As a result of such acquisition, Texaco replaced Chevron as the Working Interest Owner of such property and assumed Chevron's obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 Energy acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to such property effective January 1, 1998. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from Energy effective January 1, 1998. As a result of such acquisition, Amerada replaced Energy as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed Energy's obligations under the Conveyance with respect to such property.

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

     Each Unit holder should consider, in weighing the possible exposure to liability in the event the Trust were not classified as an express trust, (1) the substantial value and passive nature of the Trust assets, (2) the restrictions on the power of the Trustees to incur liabilities on behalf of the Trust and (3) the limited activities to be conducted by the Trustees.

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

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a Unit will result in capital gain or loss measured by the difference between the basis in the Unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Depletion attributable to a positive Section 743(b) basis adjustment of a Unit acquired after 1986 will also be subject to recapture as ordinary income upon disposition of the Unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if such Unit was held by the Unit holder as a capital asset, either long-term or short-term depending on the holding period of the Unit. This capital gain or loss will be long-term if a Unit Holder's holding period for the Units exceeded one year as of the date of sale or exchange. As a result of the IRS Restructuring and Reform Act of 1998, a long-term capital gains rate of 20% applies to most capital assets sold after December 31, 1997 with a holding period of more than one year. Capital gain or loss will be short-term if the Unit has not been held for more than one year at the time of disposition.

  FOREIGN UNIT HOLDERS

     In general, a Unit holder who is a nonresident alien individual or which is a foreign corporation (each, a "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Internal Revenue Code of 1986, as amended (the "Code") (or pursuant to any similar provisions of applicable treaties). Upon making such election such Unit holder is entitled to claim all deductions with respect to such income, but he must file a United States income tax return to claim such deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually). However, for tax years beginning after December 31, 1987, such effectively connected income is subjected to withholding equal to the highest applicable percentage (tax rate) -- 39.6% for individual foreign Unit holders and 35% for corporate foreign Unit holders.

     Section 897 of the Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, Foreign Taxpayers owning greater than five percent of the outstanding Units (or 237,576 Units) are subject to United States income tax on the gain on the disposition of their Units. Foreign Taxpayers owning five percent or less are not subject to United States income tax on the gain on the disposition of their Units.

     Federal income taxation of a Foreign Taxpayer is a highly complex matter which may be affected by many other considerations. Therefore, each Taxpayer holder should consult his own tax adviser as to the advisability of his ownership of Units.

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

                            TERMINATION OF THE TRUST

     The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $16.3 million as of October 31, 1998, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 1998, it is estimated that approximately 79% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

     In addition, in the event of a dissolution of the Partnership (which could occur under the circumstances described above under "Description of the Trust") and a subsequent winding up and termination thereof, the assets of the Partnership (i.e., the Royalty) could either (1) be distributed in kind ratably to the Trust and the Managing General Partner or (2) be sold and the proceeds thereof distributed ratably to the Trust and the Managing General Partner. In the event of a sale of the Royalty and a distribution of the cash proceeds thereof to the Trust and the Managing General Partner, the Trustee would make a final distribution to Unit holders of the Trust's portion of such cash proceeds plus any other cash held by the Trust after payment of or provision for all liabilities of the Trust, and the Trust would be terminated.

             ROYALTY INCOME, DISTRIBUTABLE INCOME AND TOTAL ASSETS

     Reference is made to Items 6, 7 and 8 of this Form 10-K for financial information relating to the Trust.

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS

     The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

                                                                                                  GROSS WELLS DRILLED
                                                                                                AS OF OCTOBER 31, 1998
                                                                       WORKING                ---------------------------
                                                                      INTEREST
                                                                       OWNER'S                    WELLS         SUCCESS-
                                                       ACQUISITION    OWNERSHIP                DRILLED(1)      FUL(2)(3)
                                                          DATE        INTEREST      GROSS     -------------    ----------
                      PROPERTY                          (MO.-YR.)        (%)        ACRES     EXPL.    DEV.    OIL    GAS
----------------------------------------------------   -----------    ---------   ---------   -----    ----    ---    ---
East Cameron 354....................................      12-72          50.00        5,000      2        4     0       5
West Cameron 643....................................      12-72          50.00        5,000      3       17     0      14
Eugene Island 339...................................      12-72          50.00        5,000      2       37    33       0
Eugene Island 342...................................      12-72           1.00        5,000      2       20     0      16
Eugene Island 343...................................      12-72           1.00        5,000      4       16     0      17
Eugene Island 348...................................      12-72          50.00        5,000      4        5     0       7
West Cameron 642....................................       1-73          25.00        5,000      4        7     0       8
East Cameron 370(4).................................       1-73          25.00        5,000      3        1     0       4
East Cameron 371....................................       1-73          25.00        5,000      7        2     0       5
Vermilion 246.......................................       1-73          36.30        5,000      3        2     0       3
West Cameron 41 E/2(5)..............................       3-74            .30        2,500      0        0     0       0
Ship Shoal 183 N/2..................................      12-73          66.70        2,500      1       27    27       0
Ship Shoal 183 NW/4 of S/2..........................       4-77          50.00          625      0        1     1       0
Ship Shoal 183 NE/4 of SW/4
  of S/2, SE/4......................................      12-82          50.00        1,875      1        0     1       0
Eugene Island 208...................................       8-73         100.00        1,250      0        3     0       3
Eugene Island 367...................................       3-74           1.60        5,000      2        9     0       9
South Marsh Island 252..............................       3-74            .22        4,997      2        0     0       1
South Timbalier 36..................................       3-74            .30        5,000      2       20     9      11
South Timbalier 37..................................       3-74            .30        5,000      7       33    27       1
                                                                                  ---------   -----    ----    ---    ---
                                                                                     78,747     49      204    98     104
                                                                                  =========   =====    ====    ===    ===

------------

  (1) As of October 31, 1998, there were no wells in the process of drilling. See "Operations" under Item 7 of this report for a discussion of drilling activity during 1998.

  (2) As of October 31, 1998, there were 80 producing completions.

  (3) Multiple completions are counted as one well. South Timbalier 36 has 2 multiple completion wells and South Timbalier 37 has 12 multiple completion wells. Ship Shoal 182/183 has 1 multiple completion well.

  (4) This lease expired in 1996.

  (5) This lease was abandoned and expired in 1991.

RESERVES

     A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 1998. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 3 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

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

     The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that, as of October 31, 1998, approximately 74,730 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $33,300 in 1998 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $363,400 has been recovered from the Trust by PennzEnergy as of the end of 1998, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. PennzEnergy has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

                                 LETTER REPORT
                                      AS OF
                                OCTOBER 31, 1998
                                       ON
                              RESERVES AND REVENUE
                                       OF
                               CERTAIN PROPERTIES
                                  OWNED BY THE
                         TEL OFFSHORE TRUST PARTNERSHIP

                                    SEC CASE

                                January 30, 1999


Chevron USA Inc.
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012


Gentlemen:

         Pursuant to your request, we have prepared estimates, as of October 31, 1998, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron USA Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The interest appraised consists of a 25-percent net profits interest in 17 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly comprised of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995. The SONAT property was subsequently acquired by Amerada Hess Corporation (Amerada Hess) effective January 1, 1998.

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

         Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 1998. Combined net reserves are defined as those reserves remaining after deducting royalties from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership Interest after deducting interests owned by others. Gas volumes are expressed as sales gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure bases of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

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

         The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 13 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 4 leases to which no reserves have been assigned. Pennzoil owns an interest in one of the productive properties and in one of the leases to which no reserves have been assigned. Texaco owns an interest in three of the productive properties. Amerada Hess and Amoco own an interest in one property each, but only the Amerada Hess property is productive.

         The reserves volumes and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined interests, which consist of the Trust Partnership Interest and the interests retained in the Subject Properties by Chevron, Pennzoil, Texaco, Amerada Hess, or Amoco. Net reserves attributable to the Trust Partnership Interests were estimated by allocating to the Trust Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. The formula used to estimate the net reserves attributable to the Trust Partnership Interest is as follows:

                                            Trust Partnership Interest
                                                 future net revenue
Trust Partnership Interest net reserves  = ----------------------------- x Combined net reserves
                                           Combined future gross revenue

This formula was applied separately to the Pennzoil, Texaco, Amerada Hess, and Amoco groups of properties and then to the Chevron (remaining properties) group; the results were then added together to obtain the total reserves and revenue for the Trust Partnership Interest. Because the net reserves volumes attributable to the Trust Partnership Interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Trust Partnership Interest will vary if different future price and cost assumptions are used. Trust Partnership Interest net revenue and net reserves estimates included in this report have been estimated from reserves and revenue attributable to the combined interests using procedures and calculation methods as specified by Chevron and represented by Chevron to be in accordance with the Conveyance of Overriding Royalty Interests.

         Units have been formed for several common reservoirs that underlie the Subject Properties and adjacent leases. In those cases, the estimated gross reserves of the entire reservoir are shown and the resulting combined Trust Partnership and Chevron, Pennzoil, Texaco, Amerada Hess, or Amoco interests in the reservoir unit are used to calculate combined interests net reserves.

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

         Data available from wells drilled on the appraised properties through October 1998 were used in estimating gross ultimate recovery. Gross production estimated through October 31, 1998, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves. In most fields, this required that the production rates be estimated for 3 months, since production data for certain properties were available only through July 1998.

         Net proved reserves attributable to the Trust Partnership Interest, as of October 31, 1998, are estimated as follows:

                                                        OIL AND       NATURAL
                                                       CONDENSATE       GAS
                                                         (BBL)         (MCF)
                                                       ----------    ----------
Proved Developed and Undeveloped Reserves

  Reserves as of October 31, 1997 ..................      716,389     3,623,357

  Revisions of Previous Estimates ..................      250,454     1,405,224
  Improved Recovery ................................            0             0
  Purchases of Minerals in Place ...................            0             0

  Extensions, Discoveries, and Other Additions .....       11,053     1,241,385
  Production .......................................     (325,413)   (2,551,534)
  Sales of Minerals in Place .......................            0             0

  Reserves as of October 31, 1998 ..................      652,483     3,718,432

Proved Developed Reserves

  Reserves as of October 31, 1997 ..................      695,300     2,949,371

  Reserves as of October 31, 1998 ..................      652,356     3,710,098

         Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interest. These monthly values for the aggregate of the combined interest in the Subject Properties were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 1999. The future accrual or escrow amounts for each of the five groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 4.75 percent per year as specified by Chevron was credited monthly as a reduction in operating costs. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the five groups of the properties (Chevron, Pennzoil, Texaco, Amerada Hess, and Amoco). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 4.75 percent per year as specified by Chevron. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax expenses were not taken into account in estimating future net revenue and present worth. No deductions were made in the foregoing reserves for any outstanding production payments.

         Revenue values in this report were estimated using the initial prices and costs provided by Chevron. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). These guidelines require the use of prices for oil and condensate in effect on October 31, 1998. The initial and future prices and producing rates used in this report have been reviewed by Chevron and it has represented that the gas prices and rates used herein are those that the Trust Partnership could reasonably expect to receive on October 31, 1998. The assumptions used for estimating future prices and costs are as follows:

         OIL AND CONDENSATE PRICES

              Oil and condensate prices applicable in October 1998 were used as initial prices with no increases based on inflation. The initial oil and condensate prices were furnished by Chevron.

         NATURAL GAS PRICES

              Initial gas prices furnished by Chevron were prices in effect on October 31, 1998, and were represented to be in accordance with existing gas contracts. Chevron further represents that these contracts provide for periodic price redeterminations, but do not provide for any fixed or determinable escalations. Therefore, the initial prices were used for the remaining life of the properties.

         OPERATING AND CAPITAL COSTS

              Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1998 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the four leases which are considered depleted and to which no reserves have been assigned.

         A summary of estimated revenue and costs attributable to the combined interest in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 1998, is as follows:

                                                                                  AMERADA
                                       CHEVRON       PENNZOIL       TEXACO          HESS         AMOCO
                                      PROPERTIES    PROPERTIES    PROPERTIES     PROPERTIES    PROPERTIES        TOTAL
                                     -----------    ----------    -----------    ----------    ----------   -----------
  COMBINED INTEREST
    Future Gross Revenue ($) .....    54,107,674       919,506     21,659,700     1,171,487             0    77,858,367
    Operating Costs ($) ..........    (7,541,689)     (219,894)    (3,962,958)     (458,424)            0   (12,182,965)
    Capital Costs ($)1 ...........   (11,262,374)     (191,750)    (4,569,945)     (278,410)            0   (16,302,479)

    Future Net Revenue ($) .......    35,303,611       507,862     13,126,797       434,653             0    49,372,923

    Cost Escrow as of 10-31-98 ($)    10,719,219       227,940      4,573,752       347,336             0    15,868,247
    Interest Credit on Accrued
     Balance ($) .................     1,926,798        62,033      1,365,702        46,935             0     3,401,468
    Interest on Deficit ($) ......             0             0              0             0             0             0
    Overhead ($) .................    (2,244,931)      (41,706)      (946,564)      (58,630)            0    (3,291,831)

    Revenue Subject to Net Profits
     Interest ($) ................    45,704,697       756,129     18,119,687       770,294             0    65,350,807

  TRUST PARTNERSHIP INTEREST

    Future Net Revenue ($)2 ......    11,426,122       189,009      4,529,881       192,560             0    16,337,572

    Present Worth at 10 Percent ($)2   9,545,288       155,171      3,692,436       170,691             0    13,563,586

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

                                                 Submitted,


                                                /s/ DEGOLYER AND MACNAUGHTON
                                                     DeGOLYER and MacNAUGHTON


[SEAL]                                         /s/ MICHAEL J. CALLAHAN, P.E.
                                                   Michael J. Callahan, P.E.
                                                   Vice President
                                                   DeGolyer and MacNaughton

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

     The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $461,400 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

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

     The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 1998 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

OPERATIONS AND PRODUCTION

     Reference is made to the Section entitled "Operations" under Item 7 of this Form 10-K for information concerning operations and production.

                                   MARKETING

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold. The oil and gas industry in the United States during the past decade has been affected generally by a surplus in deliverability in comparison to demand. Demand for oil and gas has generally trailed deliverability during this period due to a number of factors, including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources.

     Spot domestic natural gas prices generally decreased in 1998 but are higher in early 1999. Crude oil prices generally decreased in 1998 and early 1999.

     It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

GAS MARKETING

     During 1998, gas sales by the Working Interest Owners under a contract with Texaco Natural Gas, Inc. ("TNG") and Dynegy Inc. ("Dynegy") accounted for
66% and 28%, respectively, of total gas revenues from the Royalty Properties.

     Effective August 31, 1996, Chevron's Natural Gas Business Unit and Warren Petroleum Company merged with Dynegy (formerly named NGC Corporation). As a result of this merger, since September 1996 all of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties have been committed and sold to Dynegy at spot market index prices. See "Certain Relationships and Related Transactions" under Item 13 of this Form 10-K.

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

     WEST CAMERON 643. West Cameron 643 contributed approximately 38% of the revenues from gas sales from the Royalty Properties in 1998. The average price received for natural gas from all of the Working Interest Owner's purchasers on West Cameron 643 during 1998 was $2.29 per Mcf and the price received for February 1999 was $1.80 per Mcf. The gas from West Cameron 643 is currently committed to TNG at a calculated price based on a weighted average calculation using the Inside FERC's Gas Market Report first of month indices for Columbia Gulf Transmission Co. -- Louisiana and Tennessee Gas Pipeline -- Louisiana.

     EAST CAMERON 371/381. East Cameron 371/381 contributed approximately 26% of the revenues from gas sales from the Royalty Properties in 1998. The average price received for natural gas from all of the Working Interest Owner's purchasers on East Cameron 371/381 during 1998 was $2.06 per Mcf and the price received for February 1999 was $2.09 per Mcf. The gas from East Cameron 371/381 is currently committed to TNG at a calculated price based on an average calculation using the Inside FERC's Gas Market Report first of the month indices for Columbia Gulf Transmission Co. -- Louisiana, Henry Hub, Koch Gateway Pipeline Co. -- South Louisiana, and Southern Natural Gas Co. -- Louisiana.

     SHIP SHOAL 182/183. Ship Shoal 182/183 contributed approximately 23% of the revenues from gas sales from the Royalty Properties in 1998. The average price received for natural gas from all of the Working Interest Owner's purchasers on Ship Shoal 182/183 during 1998 was $2.24 per Mcf and the price received for February 1999 was $1.89 per Mcf. The gas from Ship Shoal 182/183 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

     EUGENE ISLAND 339. Eugene Island 339 contributed approximately 6% of the revenues from gas sales from the Royalty Properties in 1998. The average price received for natural gas from all of the Working Interest Owner's purchasers on Eugene Island 339 during 1998 was $2.27 per Mcf and the price received for February 1999 was $2.10 per Mcf. The gas from Eugene Island 339 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

OIL MARKETING

     Crude oil purchases by Texaco, Inc. and by the Supply and Distribution Department of Chevron accounted for approximately 2% and 98%, respectively, of total crude oil revenues from the Royalty Properties during 1998.

     Texaco, Inc. purchases crude oil at prices based on its own published pricing bulletin with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1998 ranged from $12.15 per barrel to $20.17 per barrel. The average crude oil price under this arrangement for February 1999 was approximately $11.65 per barrel.

     The Supply and Distribution Department of Chevron purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1998 ranged from $10.69 per barrel to $19.56 per barrel. The average price of crude oil sold under this arrangement for February 1999 was approximately $10.24 per barrel.

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

FERC REGULATION

     In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant, it does so pursuant to private contracts in direct competition with all other sellers, such as the Working Interest Owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry. On July 29, 1998, the FERC also issued two orders in which the FERC is considering revisions to its regulation of short-term and long-term transportation markets. As to all of these recent FERC initiatives, the Working Interest Owners have advised the Trust that the ongoing or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

STATE REGULATION

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. Some states have implemented more stringent legislation in recent years to regulate gathering rates charged by gas gathering companies, but to date the effect on the Working Interests Owners in connection with the Trust has been minimal.

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

     Under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. The Working Interest Owners are currently maintaining their required OSFR. Although the Working Interest Owners have advised the Trust that current environmental regulation has had no material adverse effect on the Working Interest Owners' present method of operations, the impact of the recently adopted regulatory changes, and of future environmental regulatory developments such as stricter environmental regulation and enforcement policies, cannot presently be quantified.

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

  SOLID WASTE

     The Working Interest Owners' operations may generate wastes that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes. Furthermore, it is possible that some wastes that are currently classified as nonhazardous, perhaps including wastes generated during drilling and production operations, may in the future be designated as "hazardous wastes." Such changes in the regulations would result in more rigorous and costly disposal requirements which could result in increased operating expenses on the Royalty Properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Trust Units are traded on the OTC Bulletin Board. The Trust Units may also be traded on pink sheets. The high and low sales price as reported by the OTC Bulletin Board, for each quarter for the years ended December 31, 1998 and 1997, were as follows:

                                                 SALES PRICES
                                  ------------------------------------------
                                          1998                  1997
                                  --------------------  --------------------
               QUARTER              HIGH        LOW       HIGH        LOW
--------------------------------  ---------  ---------  ---------  ---------
First...........................  $   5.438  $   4.500  $   1.688  $   1.250
Second..........................  $   5.625  $   5.000  $   3.750  $   1.323
Third...........................  $   5.250  $   4.500  $   4.500  $   2.375
Fourth..........................  $   4.625  $   3.250  $   5.375  $   4.313


     Sales prices on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     The distributions paid each quarter for the years ended December 31, 1998 and 1997, were as follows:


                                               DISTRIBUTION PAID
                                        -------------------------------
               QUARTER                      1998              1997
-------------------------------------   -------------     -------------
First................................     $ .413421         $ .155052
Second...............................     $ .213754         $ .392365
Third................................     $ .170549         $ .316595
Fourth...............................     $ .360208         $ .410961

     At March 19, 1999, the 4,751,510 Units outstanding were held by 1,951 Unit holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                             YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------
                                           1998          1997          1996          1995          1994
                                       ------------  ------------  ------------  ------------  ------------
Royalty income.......................  $  5,773,114  $  7,003,259  $    785,708  $  1,383,458  $  3,435,312
Distributable income.................  $  5,501,938  $  6,058,057  $    590,417  $    614,836  $  2,650,823
Distributions per Unit...............  $   1.157932  $   1.274973  $    .124258  $    .129396  $    .557889
Total assets at year end.............  $  3,520,190  $  4,128,590  $  1,818,212  $  2,333,224  $  2,412,692

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

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the third quarter of 1996, when royalty income was received, the Trust deposited $99,536 into the Trust's cash reserve account. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998.

OPERATIONS

  YEARS 1998 AND 1997

     During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid East Cameron 371/381 royalties, related primarily to natural gas production, to the Trust in the third and fourth quarters of 1998. The total gas revenue and volume reported to the Trust was $5,696,741 ($1,424,185 net to the Trust) and 2,761,549 Mcf (690,387 Mcf net to the Trust), respectively. The amount that should have been reported to the Trust for gas revenue and volume was $1,424,185 ($356,046 net to the Trust) and 690,387 Mcf (172,597 Mcf net to the Trust), respectively. As a result of these miscalculations and other minor adjustments, the Working Interest Owner overpaid the Trust royalties totaling $1,090,367. Due to the overpayments, the Working Interest Owner of East Cameron 371/381 will recoup the overpayment of royalties through future production on East Cameron 371/381 and West Cameron 643, which properties are operated by this Working Interest Owner.

     Royalty income decreased approximately 18% from $7,003,259 in 1997 to $5,773,114 in 1998 primarily due to a significant decrease in crude oil and condensate revenues and a significant increase in capital expenditures in 1998 on Ship Shoal 182/183 property as discussed below. This decrease was partially offset by the $1,090,367 in royalty overpayments on East Cameron 371/381 property as discussed above.

     For 1998, the Trust had an undistributed net income of approximately $41,657 compared to undistributed net income of approximately $952,683 in 1997. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for 1998 was applied to a loss carryforward that resulted from the Eugene Island 348 gas imbalance settlement in 1994, as discussed below.

     Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

  NATURAL GAS AND GAS PRODUCTS

     Gas revenues increased approximately 17% from $18,680,941 in 1997 to $21,917,044 in 1998, due primarily to a 43% increase in gas volumes from 6,990,809 Mcf in 1997 to 10,005,749 Mcf in 1998. The increase in volumes was primarily attributable to production beginning in May 1998 on the East Cameron 371/381 property and the related volume and royalty overpayments made by the property's Working Interest Owner to the Trust during the third and fourth quarters of 1998. The increase in volumes was partially offset by a 16% decrease in the average price received for natural gas from $2.69 per Mcf in 1997 to $2.22 per Mcf in 1998.

     Chevron has advised the Trust that as of October 31, 1998 approximately 74,730 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the

DeGolyer and MacNaughton letter and shown in Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $33,300 in 1998 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $363,400 has been recovered from the Trust, including $42,300 and $166,100 during 1998 and 1997, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

  CRUDE OIL AND CONDENSATE

     Crude oil and condensate revenues decreased approximately 40% from $30,018,655 in 1997 to $18,060,937 in 1998 due primarily to a 31% decrease in the average price received from $20.06 per barrel in 1997 to $13.88 per barrel in 1998. In addition, there was a 13% decrease in crude oil and condensate volumes from 1,496,617 barrels in 1997 to 1,301,651 barrels in 1998. This decrease in volumes was primarily attributable to decreased production from the B-11, B-12 and B-13 wells in the Ship Shoal 182/183 property in 1998.

  OPERATING AND CAPITAL EXPENDITURES

     Operating expenses decreased approximately 30% from $6,243,109 in 1997 to $4,342,765 in 1998 due primarily to a workover on the E-9 well on the Ship Shoal 182/183 property in the first quarter of 1997 and the drilling of the B-15 well on the Ship Shoal 182/183 property in the third quarter of 1997.

     Capital expenditures increased approximately 125% from $7,379,553 in 1997 to $16,590,617 in 1998 due primarily to the costs associated with drilling the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998 on the Eugene Island 339 property.

  SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The
Trust's share of interest generated from the Special Cost Escrow Account, approximately $225,000 in 1998, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

     In the first quarter of 1999, there was a deposit of funds into the Special Cost Escrow Account of approximately $461,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties.

     In 1998, the Working Interest Owners released a net amount of approximately $1,292,800 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 1998, approximately $3,329,000 remained in the Special Cost Escrow Account.

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

  SUMMARY BY PROPERTY

     Listed below is a summary of 1998 operations as compared to 1997 of the three principal Royalty Properties based on gross revenues generated.

  EUGENE ISLAND 339

     Eugene Island 339 crude oil revenues decreased from $5,401,845 in 1997 to $4,663,521 in 1998 primarily due to a decrease in the average crude oil price from $18.46 per barrel in 1997 to $12.39 per barrel in 1998. This decrease in price was partially offset by an increase in volumes from 292,657 barrels in 1997 to 376,500 barrels in 1998. The increase in volumes was primarily attributable to successful workovers on the B-4 and B-12 wells in the third quarter of 1998. Gas revenues increased from $957,846 in 1997 to $1,275,998 in 1998 primarily due to an increase in gas volumes from 351,775 Mcf in 1997 to 602,519 Mcf for the same period in 1998. The increase in gas volumes was due primarily to a well being shut down during the first and second quarter of 1997 for upgrading the facility and compressor repair. The increase in gas volumes was partially offset by a decrease in the average price received for natural gas from $2.80 per Mcf in 1997 to $2.27 per Mcf in 1998. Operating expenses decreased from $1,987,731 in 1997 to $718,706 in 1998 due primarily to service facility charges in the second quarter of 1997. Capital expenditures increased $9,523,332 in 1998 in comparison to 1997 due primarily to drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998.

     As discussed under "Description of the Royalty Properties -- Reserves," the Working Interest Owner has advised the Trust that as of October 31, 1998 there was an overtake imbalance position of approximately 74,731 Mcf (18,683 Mcf net to the Trust) on this property. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance.

     The Working Interest Owner has advised the Trust that they plan to drill the B-5. B-12 and B-16 sidetrack wells in early 1999 at an aggregate cost of approximately $2,072,000 ($518,000 net to the Trust).

  SHIP SHOAL 182/183

     Ship Shoal 182/183 crude oil revenues decreased from $24,329,563 in 1997 to $12,785,064 in 1998 primarily due to a decrease in crude oil production from 1,189,636 barrels in 1997 to 881,477 barrels in 1998. The decrease in crude oil production was due primarily to the lower production in 1998 on the B-11,

B-12 and B-13 wells that were drilled in 1996 and the B-15 well that was drilled in the third quarter of 1997. In addition, there was a decrease in the average crude oil price from $20.45 per barrel in 1997 to $14.50 per barrel in 1998. Gas revenues decreased from $5,276,887 in 1997 to $5,046,157 in 1998 due to a decrease in the average natural gas sales price from $2.64 per Mcf in 1997 to $2.24 per Mcf in 1998. The decrease in price was offset by an increase in gas volumes from 2,046,588 Mcf in 1997 to 2,327,228 Mcf in 1998. The increase in gas volumes was primarily due to the E-10 well beginning production in June 1998. Operating expenses decreased from $1,998,890 in 1997 to $1,564,303 in 1998 primarily due to a reduction in drilling activity in 1998 and the workover on the E-9 well in the first quarter of 1997. Capital expenditures decreased from $4,817,257 in 1997 to $1,575,518 in 1998 primarily due to capital expenditures recognized in 1997 from the drilling and completion of the B-11, B-12, and B-13 wells in 1996.

     The Working Interest Owner has advised the Trust that approximately 25,114 Mcf have been overtaken by the Working Interest Owner from this property. The Trust's share of this overtake position is approximately 6,279 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance.

     The Working Interest Owner has advised the Trust that it plans to drill a delineation well and sidetrack a well on this property in 1999 at an estimated cost of approximately $5.4 million ($1.35 million net to the Trust).

  WEST CAMERON 643

     West Cameron 643 gas revenues decreased from $11,121,313 in 1997 to $8,398,405 in 1998 due primarily to a decrease in the average price received for natural gas from $2.72 per Mcf in 1997 to $2.29 per Mcf in 1998. In addition, there has been a decrease in gas volumes from 4,093,126 Mcf in 1997 to 3,665,784 Mcf in 1998. The decrease in gas volumes was due primarily to lower production in 1998 on the A-2, A-9, B-8 and B-9 wells drilled in 1996 and the B-9 well watering out in the fourth quarter of 1998. Operating expenses decreased from $1,775,710 in 1997 to $1,460,966 in 1998, due primarily to platform repairs in the fourth quarter 1997. Capital expenditures increased from $379,637 in 1997, to $1,215,381 in 1998 due primarily to increased rig activity due to the sidetrack of the A-10 and A-14 wells in the second quarter of 1998 and the A-17 well workover in the second quarter of 1998.

  EAST CAMERON 371/381

     East Cameron 371/381 started production in May 1998. Gas revenues on this property were $5,696,741 in 1998. Gas volumes were 2,761,549 Mcf and the average price received for natural gas was $2.06 per Mcf in 1998. The 1998 gas revenues and volumes include overpaid revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively. Capital expenditures were $3,916,828 in 1998 due primarily to increased rig activity to bring the three wells on production. The Working Interest Owner has advised the Trust that the third well began production in late August 1998, the A-4 well was a dry hole and they began drilling the A-5 well in November 1998. Operating expenses were $337,608 in 1998.

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

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $166,100 and $5,000 was recovered from the Trust by the Working Interest Owner during 1997 and 1996, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that the future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

  CRUDE OIL AND CONDENSATE

     Crude oil and condensate revenues increased approximately 120% from $13,658,155 in 1996 to $30,018,655 in 1997 due primarily to a 94% increase in crude oil and condensate volumes from 769,722 barrels in 1996 to 1,496,617 barrels in 1997. This increase in volume was primarily attributable to production from three of the wells drilled in 1996 on the Ship Shoal 182/183 property. In addition, there was a 13% increase in the average price received from $17.74 per barrel in 1996 to $20.06 per barrel in 1997.

  OPERATING AND CAPITAL EXPENSES

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

  EUGENE ISLAND 339

     Eugene Island 339 crude oil revenues decreased from $9,482,584 in 1996 to $5,401,845 in 1997 primarily due to a decrease in volumes from 547,768 barrels from 1996 to 292,657 barrels in 1997. The decrease in volumes was primarily attributable to an upward one-time well adjustment of 187,000 barrels on the B-13 well in the first quarter of 1996 and a continued natural production decline on this property. This decrease in production was partially offset by an increase in the average crude oil price from $17.31 per barrel in 1996 to $18.46 per barrel in 1997. Gas revenues decreased from $1,262,583 in 1996 to $957,846 in 1997, primarily due to a decrease in gas volumes from 492,589 Mcf in 1996 to 351,775 Mcf for the same period in 1997. The decrease in gas volumes was due primarily to a well being shut down during the first and second quarters of 1997 for upgrading the facility and compressor repairs. The decrease in gas volumes was slightly offset by an increase in the average price received for natural gas from $2.57 per Mcf in 1996 to $2.80 per Mcf in 1997. Operating expenses increased from $1,398,434 in 1996 to $1,987,731 in 1997 due primarily to service facility credits on this property in the first and third quarters of 1996 and service facility charges in the second quarter of 1997.

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

  WEST CAMERON 643

     West Cameron 643 gas revenues decreased from $11,519,699 in 1996 to $11,121,313 in 1997 due primarily to a decrease in gas volumes from 5,047,450 Mcf in 1996 to 4,093,126 Mcf in 1997. The decrease in gas volumes was due to depletion of the B-8 well. The decrease in volumes was offset by an increase in the average price received for natural gas from $2.28 per Mcf in 1996 to $2.72 per Mcf in 1997. Operating expenses increased from $1,585,224 in 1996 to $1,775,710 in 1997, due primarily to platform repairs in the fourth quarter of 1997. Capital expenditures decreased from $6,845,744 in 1996 to $379,637 in 1997 due primarily to the costs associated with workovers on the A-2, A-6, A-9, A-10, A-16 and B-3 wells on this property in the first quarter of 1996 and the drilling of the B-5, B-8 and B-9 sidetrack wells in the second quarter of 1996.

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

                                                                        ROYALTY PROPERTIES
                                                                    YEAR ENDED DECEMBER 31,(1)
                                                          ----------------------------------------------
                                                              1998(3)          1997            1996
                                                          --------------  --------------  --------------
Crude oil and condensate (bbls).........................       1,301,651       1,496,617         769,722
Natural gas and gas products (Mcf)......................      10,005,749       6,990,809       6,164,224
Crude oil and condensate average price, per bbl.........  $        13.88  $        20.06  $        17.74
Natural gas average price, per Mcf (excluding gas
  products).............................................  $         2.22  $         2.69  $         2.32
Crude oil and condensate revenues.......................  $   18,060,937  $   30,018,655  $   13,658,155
Natural gas and gas products revenues...................      21,917,044      18,680,941      14,293,083
Production expenses.....................................      (5,297,247)     (7,275,354)     (6,363,513)
Capital expenditures....................................     (16,590,617)     (7,379,553)    (15,786,374)
Undistributed net loss (income)(2)......................        (166,626)     (3,810,733)      3,324,701
(Provision for) Refund of escrowed special costs........       5,171,273      (2,218,120)     (5,982,904)
                                                          --------------  --------------  --------------
NET PROCEEDS............................................  $   23,094,764  $   28,015,836  $    3,143,148
Royalty interest........................................              25%             25%             25%
                                                          --------------  --------------  --------------
Partnership share.......................................       5,773,691       7,003,959         785,787
Trust interest..........................................           99.99%          99.99%          99.99%
                                                          --------------  --------------  --------------
Trust share.............................................  $    5,773,114  $    7,003,259  $      785,708
                                                          ==============  ==============  ==============

------------
(1) Amounts represent actual production for the twelve month period ending on October 31 of each year, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of December 31, 1998, the loss carryforward was $1,515,160 ($378,790 net to the Trust).

(3) During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid East Cameron 371/381 royalties, related primarily to natural gas production, to the Trust in the third and fourth quarters of 1998. The total gas revenue and volume reported to the Trust was $5,696,741 ($1,424,185 net to the Trust) and 2,761,549 Mcf (690,387 Mcf net to the Trust), respectively. The amount that should have been reported to the Trust for gas revenue and volume was $1,424,185 ($356,046 net to the Trust) and 690,387 Mcf (172,597 Mcf net to the Trust), respectively. As a result of these miscalculations and other minor adjustments, the Working Interest Owner overpaid the Trust royalties totaling $1,090,367. Due to the overpayments, the Working Interest Owner of East Cameron 371/381 will recoup the overpayment of royalties through future production on East Cameron 371/381 and West Cameron 643, which properties are operated by this Working Interest Owner.



YEAR 2000

     The "Year 2000" is the result of computer systems and other equipment with embedded chips or processors using two digits, rather than four, to define a specific year and potentially being unable to process accurately certain data before, during or after the Year 2000. This could result in system failures or miscalculations, causing disruptions to various activities and operations.

     Chevron has established a corporate level Year 2000 project team to coordinate the efforts of teams in Chevron's operating units and corporate departments to address the Year 2000 issue in three major areas: information technology, embedded systems and supply chain. Information technology is the computer hardware, systems and software used throughout Chevron's facilities. Embedded systems exist in the automated equipment and associated software, which are used in Chevron's exploration and production facilities, refinery operations, transportation operations, chemical plants and other business operations. Supply chain includes the third parties with which Chevron conducts business. Chevron is also monitoring the Year 2000 efforts of its equity affiliates and joint venture partners. Progress reports on the Year 2000 project are presented regularly to Chevron's senior management and periodically to the Board Audit Committee of Chevron's Board of Directors.

     Chevron is addressing the Year 2000 issue in three overlapping phases: (i) the identification and assessment of all equipment, software systems and business relationships requiring modification or replacement prior to 2000; (ii) the remediation and testing of modifications to items; and, (iii) the development of contingency and business continuation plans to mitigate the extent of any disruption to the company's operations arising from the Year 2000 problem.

     Because of the scope of Chevron's operations, Chevron believes it is impractical to seek to eliminate all potential Year 2000 problems before they arise. As a result, Chevron expects that its Year 2000 assessment and corrections will include ongoing remedial efforts into the Year 2000. The company is using a risk-based analysis of its operations to identify those items deemed to be defined as having the potential for significant adverse effects in one or more of five areas: environmental, safety, ongoing business relationships, financial and legal exposure, and company credibility and image. To date, over 350 items in the company's own operations and over 1200 third-party relationships have been deemed mission critical. Additional items and third-party relationships may be added to this list, as further assessments are completed.

     Chevron is corresponding with all third parties and expects to meet with a large percentage of the, either alone or with other potentially affected parties, to determine the relative risks of major Year 2000-related problems and to mitigate such risks. Using practical risk assessment and testing techniques, Chevron is dividing its list of more than 350 internal items into three categories: (i) those that are expected to be tested and made Year 2000 compliant by the end of 1999; (ii) items that will be removed from service without testing and replaced with Year 2000 compliant items; and (iii) items to be "worked around" until the items can be replaced or made Year 2000 compliant. Many mission-critical items already have been found to be compliant, while others are undergoing assessment, remediation and testing.

     Chevron is developing contingency plans, which it expects to complete by the end of the third quarter 1999, to identify potential problems and mitigate the impact on its operations of potential failures arising from the Year 2000 issue. These plans will be designed to protect Chevron's assets, continue safe operations, protect the environment, and enable the resumption of any interrupted operations in a timely and efficient manner. Chevron already has developed and maintains extensive contingency plans to respond to equipment failures, emergencies and business interruptions. However, contingency planning for Year 2000 issues is complicated by the possibility of multiple and simultaneous incidents, which could significantly impede efforts to respond to emergencies and resume normal business functions. Such incidents may be outside of Chevron's control, for example, if mission-critical third parties do not successfully address their own material Year 2000 problems.

     Chevron utilizes both internal and external resources in its Year 2000 efforts. The total cost to achieve Year 2000 compliance is currently estimated at $200 to $300 million, not all of which is incremental to the company's operations. Expenditures will be incurred primarily in 1998 and 1999, with substantially all costs to be recorded as expense. Approximately $40 million has been spent to date.

     Chevron's business diversity is expected to reduce the risk of widespread disruptions to its worldwide operations from Year 2000-related incidents. While Chevron believes that the impact of any individual Year 2000 failure will most likely be localized and limited to specific facilities or operations, Chevron is not yet able to assess the likelihood of significant business interruptions occurring in one or more of its operations around the world. Such interruptions could prevent Chevron from being able to manufacture and deliver refined products and chemicals products to customers. Chevron could also face interruptions in its ability to produce crude oil and natural gas. While not expected, failures to address multiple critical Year 2000 issues, including failures to implement contingency plans in a timely manner, could materially and adversely affect the company's results of operations or liquidity in any one period. Chevron is currently unable to predict the aggregate financial or other consequences of such interruptions. However, Chevron does not expect unusual risks to public safety or to the environment to arise from potential Year 2000-related failures which may impact its operations.

     The foregoing disclosure is based on Chevron's current expectation, estimates and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effects of the Year 2000 issues on Chevron may be different from Chevron's current assessment. Factors, many of which are outside the control of Chevron, that could affect Chevron's ability to be Year 2000 compliant by the end of 1999 include: the failure of customers, suppliers, governmental entities and others to achieve compliance, the inability of failure to identify all critical Year 2000 issues or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.

     Chase Bank of Texas, National Association ("Chase") has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, Chase intends to have such systems and applications capable of processing, on and after January 1, 2000, date and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Corporate Trustee. Third parties with whom the Trust conducts business could be prone to Year 2000 problems that could not be assessed or detected by the Trust. The Trust is contacting the major third-parties to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Trust and to inform them of the Trust's internal assessment of its Year 2000 review.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Unit Holders of TEL Offshore Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1998 and 1997, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 3, these financial statements were prepared on a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1998 and 1997, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998, on the comprehensive basis of accounting described in Note 3.


                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 1999

                               TEL OFFSHORE TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                        1998          1997
                                                                                    ------------  ------------
ASSETS
Cash and cash equivalents.........................................................  $  3,077,569  $  3,425,376
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $27,825,034 and $27,564,441 at December 31, 1998 and 1997,
  respectively....................................................................       442,621       703,214
                                                                                    ------------  ------------
Total assets......................................................................  $  3,520,190  $  4,128,590
                                                                                    ============  ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders..............................................  $  1,711,534  $  1,952,687
Reserve for future Trust expenses.................................................     1,366,035     1,472,689
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at
  December 31, 1998 and 1997).....................................................       442,621       703,214
                                                                                    ------------  ------------
Total liabilities and trust corpus................................................  $  3,520,190  $  4,128,590
                                                                                    ============  ============

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                      1998          1997          1996
                                                                  ------------  ------------  ------------
Royalty income..................................................  $  5,773,114  $  7,003,259  $    785,708
Interest income.................................................        67,377        54,798        35,759
                                                                  ------------  ------------  ------------
                                                                     5,840,491     7,058,057       821,467
General and administrative expenses.............................      (445,207)     (406,934)     (529,359)
Decrease (Increase) in reserve for future Trust expenses........       106,654      (593,066)      298,309
                                                                  ------------  ------------  ------------
Distributable income............................................  $  5,501,938  $  6,058,057  $    590,417
                                                                  ============  ============  ============
Distributions per Unit (4,751,510 Units)........................  $   1.157932  $   1.274973  $    .124258
                                                                  ============  ============  ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                    1998           1997           1996
                                                               --------------  ------------  --------------
Trust corpus, beginning of year..............................  $      703,214  $    938,589  $    1,071,618
Distributable income.........................................       5,501,938     6,058,057         590,417
Distributions to Unit holders................................      (5,501,938)   (6,058,057)       (590,417)
Amortization of overriding royalty interest..................        (260,593)     (235,375)       (133,029)
                                                               --------------  ------------  --------------
Trust corpus, end of year....................................  $      442,621  $    703,214  $      938,589
                                                               ==============  ============  ==============

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

     On October 30, 1992, PennzEnergy Company ("PennzEnergy") acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties on October 30, 1992. PennzEnergy also assumed Chevron's obligations under the Conveyance with respect to such properties.

     On December 1, 1994, Texaco Exploration and Production Inc. ("Texaco") acquired one of the Royalty Properties from Chevron. The Royalty Property acquired by Texaco was West Cameron 643 and East Cameron 371/381. As a result of such acquisition, Texaco replaced Chevron as the Working Interest Owner of such property on December 1, 1994. Texaco also assumed Chevron's obligations under the Conveyance with respect to such property.

     On October 1, 1995, SONAT Exploration Company ("SONAT") acquired the East Cameron 354 property from PennzEnergy. In addition, on October 1, 1995, Amoco Production Company ("Amoco") acquired the Eugene Island 367 property from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owner of the East Cameron 354 and Eugene Island 367 properties, respectively, on October 1, 1995, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties.

     Effective January 1, 1998 Energy Resource Technology, Inc. ("Energy") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from Energy effective January 1, 1998. As a result of such acquisition, Amerada replaced Energy as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed Energy's obligations under the Conveyance with respect to such property.

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

     Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Amerada with respect to East Cameron 354 for periods beginning on or after January 1,
1998).

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

          (c) the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no Royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(1) TRUST ORGANIZATION AND PROVISIONS -- (CONTINUED) each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998.

          (d) the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at $16.3 million as of October 31, 1998. (See Note 9 for further information regarding estimated future net revenues.) Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

     The Trust is administered by Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association) ("Corporate Trustee") and George Allman, Jr., W. Leslie Duffy and Richard L. Melton ("Individual Trustees"), as trustees ("Trustees"). Effective June 10, 1998,
W. Leslie Duffy resigned and Gary C. Evans was appointed as Individual Trustee.

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

     Crude oil sales to Chevron accounted for approximately 98%, 32% and 85% of crude oil revenues from the Royalty Properties during 1998, 1997 and 1996, respectively. Chevron purchased crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1998 ranged from $10.69 per bbl to $19.56 per bbl. The average price of crude oil sold under this arrangement for February 1999 was approximately $10.24 per bbl. Sales to Texaco Inc. accounted for approximately 2%, 68% and 14% of crude oil revenues from the Royalty Properties during 1998, 1997 and 1996, respectively. Sales to Texaco Natural Gas Inc. and Dynegy Inc. ("Dynegy") accounted for approximately 66% and 28%, respectively, of total gas revenues from the Royalty Properties during 1998.

     The Trust's share of Royalty income was reduced by approximately $462,400, $473,900 and $373,500 in 1998, 1997 and 1996, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2) OVERRIDING ROYALTY INTEREST -- (CONTINUED) calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

(5)  SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account, approximately $225,000, $215,900 and $150,700 for 1998, 1997 and 1996,
respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 1998, 1997 and 1996, approximately $3,329,000, $4,622,000 and
$4,068,000 respectively, remained in the Special Cost Escrow Account. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(5) SPECIAL COST ESCROW ACCOUNT -- (CONTINUED) are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

     In the first quarter of 1999, there was a deposit of funds into the Special Cost Escrow Account of approximately $461,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties. Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

     In 1998, the Working Interest Owners released a net amount of approximately $1,292,800 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

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

(6)  FEDERAL INCOME TAX MATTERS

     The Internal Revenue Service has ruled that the Trust is a grantor trust and, therefore, the Trust will incur no federal income tax liability.

(7)  COMMITMENTS AND CONTINGENCIES

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $42,300, $166,100 and $5,000 was recovered from the Trust by the Working Interest Owner during 1998, 1997 and 1996, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

     The Working Interest Owners have advised the Trust that, although they believe that they are in general compliance with applicable health, safety and environmental laws and regulations that have taken

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(7) COMMITMENTS AND CONTINGENCIES -- (CONTINUED) effect at the federal, state and local levels, costs may be incurred to comply with current and proposed environmental legislation which could result in increased operating expenses on the Royalty Properties.

(8)  SUBSEQUENT EVENT

     During the first quarter of 1999 the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. Due to the overpayments, the Working Interest Owner of East Cameron 371/381 will recoup the overpayment of royalties through future production on East Cameron 371/381 and on West Cameron 643, which properties are operated by this Working Interest Owner.

(9)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 1998, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

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

     The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that as of October 31, 1998, approximately 74,730 Mcf were overtaken by Chevron from the Eugene Island 339 property in prior periods. The Partnership's share of revenue related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $33,300 in 1998 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     Distributable income for the Partnership for the periods ended December 31, 1998, 1997 and 1996 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 1998, 1997 and 1996, respectively. Accordingly, all reserve information included in the tables below is as of October 31, 1998, 1997 and 1996.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) -- (CONTINUED)

     Estimated net proved reserves attributable to the Partnership's royalty interest for the periods indicated, are as follows:

                                                                                               PARTNERSHIP
                                                                                        -------------------------
                                                                                        CRUDE OIL
                                                                                           AND          NATURAL
                                                                                        CONDENSATE        GAS
                                                                                          (BBLS)         (MCF)
                                                                                        ----------     ----------
Proved Developed and Undeveloped Reserves:
  October 31, 1995...................................................................     335,975       1,439,323
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................        (457)       (110,567)
                                                                                        ----------     ----------
    October 31, 1995, net of reserves related to PennzEnergy.........................     335,518       1,328,756
                                                                                        ==========     ==========
  October 31, 1995...................................................................     335,975       1,439,323
  Revisions of previous estimates(a).................................................     687,725       4,041,561
  Extensions, discoveries and other additions........................................      86,752         984,560
  Royalty production.................................................................    (192,431)     (1,571,919)
                                                                                        ----------     ----------
  October 31, 1996...................................................................     918,021       4,893,525
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................        (820)        (28,172)
                                                                                        ----------     ----------
    October 31, 1996, net of reserves related to PennzEnergy.........................     917,201       4,865,353
                                                                                        ==========     ==========
  October 31, 1996...................................................................     918,021       4,893,525
  Revisions of previous estimates(a).................................................     146,517        (156,820)
  Extensions, discoveries and other additions........................................      26,005         669,356
  Royalty production.................................................................    (374,154)     (1,782,704)
                                                                                        ----------     ----------
  October 31, 1997...................................................................     716,389       3,623,357
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,292)        (94,891)
                                                                                        ----------     ----------
    October 31, 1997, net of reserves related to PennzEnergy.........................     714,097       3,528,466
                                                                                        ==========     ==========
  October 31, 1997...................................................................     716,389       3,623,357
    Revisions of previous estimates(a)...............................................     250,454       1,405,224
    Extensions, discoveries and other additions......................................      11,053       1,241,385
    Royalty production...............................................................    (325,413)     (2,551,534)
                                                                                        ----------     ----------
  October 31, 1998...................................................................     652,483       3,718,432
                                                                                        ==========     ==========
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,267)        (78,165)
                                                                                        ----------     ----------
    October 31, 1998, net of reserves related to PennzEnergy.........................     650,216       3,640,267
                                                                                        ==========     ==========
Proved Developed Reserves:
  October 31, 1995, net of reserves related to PennzEnergy...........................     200,653         811,935
                                                                                        ==========     ==========
  October 31, 1996...................................................................     917,883       4,885,185
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................        (820)        (28,172)
                                                                                        ----------     ----------
    October 31, 1996, net of reserves related to PennzEnergy.........................     917,063       4,857,013
                                                                                        ==========     ==========
  October 31, 1997...................................................................     695,300       2,949,371
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,292)        (94,891)
                                                                                        ----------     ----------
    October 31, 1997, net of reserves related to PennzEnergy.........................     693,008       2,854,480
                                                                                        ==========     ==========
  October 31, 1998...................................................................     652,356       3,710,098
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,267)        (78,165)
                                                                                        ----------     ----------
    October 31, 1998, net of reserves related to PennzEnergy.........................     650,089       3,631,933
                                                                                        ==========     ==========

                                                   (SEE NOTES ON FOLLOWING PAGE)

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) -- (CONTINUED)

     The following table sets forth estimates of the standardized measure of discounted future Royalty income (based upon a discount rate of 10 percent) from estimated future production of proved oil and gas reserves attributable to the Partnership as of October 31, 1998, 1997 and 1996:

                                         1998       1997       1996
                                       ---------  ---------  ---------
                                                 (THOUSANDS)
Future Royalty income................  $  16,338  $  25,224  $  30,903
Discount at 10% per annum............     (2,774)    (4,175)    (6,352)
                                       ---------  ---------  ---------
Standardized measure of discounted
  future Royalty income from proved
  oil and gas reserves, discounted at
  10% per annum(c)...................     13,564     21,049     24,551
Additional disclosures:
  Amounts attributable to
     PennzEnergy(d)..................       (155)      (250)       (77)
                                       ---------  ---------  ---------
  Standardized measure of discounted
     future Royalty income from
     proved oil and gas reserves,
     discounted at 10% per annum, net
     of amounts attributable to
     PennzEnergy(c)..................  $  13,409  $  20,799  $  24,474
                                       =========  =========  =========

     The following table summarizes the changes in the standardized measure of discounted future Royalty income for the Partnership for the twelve months ended October 31, 1998, 1997 and 1996:

                                         1998       1997       1996
                                       ---------  ---------  ---------
                                                 (THOUSANDS)
Beginning balance(c).................  $  21,049  $  24,551  $   5,525
  Revisions of previous
     estimates(a)....................     (6,179)      (263)    16,426
  Extensions, discoveries and other
     additions.......................      1,981      2,087      2,825
  Royalty income.....................     (5,773)    (7,003)      (786)
  Accretion of discount..............      2,105      2,455        553
  Other(b)...........................        381       (778)         8
                                       ---------  ---------  ---------
        Net changes in standardized
           measure...................     (7,485)    (3,502)    19,026
                                       ---------  ---------  ---------
Ending balance(c)....................     13,564     21,049     24,551
Additional disclosures:
  Amounts attributable to
     PennzEnergy(d)..................       (155)      (250)       (77)
                                       ---------  ---------  ---------
  Ending balance, net of amounts
     attributable to
     PennzEnergy(c)..................  $  13,409  $  20,799  $  24,474
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

(d) As a result of the imbalance settlement by PennzEnergy, discussed in Note 7, the associated volumes and future royalty income related to the PennzEnergy owned properties have been excluded from the Trust's Supplemental Reserve Information, beginning in 1994.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(10)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             SUMMARIZED QUARTERLY RESULTS
                                                                 THREE MONTHS ENDED*
                                              ----------------------------------------------------------
                                                MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              -------------  -------------  -------------  -------------

Year Ended December 31, 1998:
     Royalty income.........................  $   1,934,392  $   1,115,995  $     896,202  $   1,826,525
     Distributable income...................  $   1,964,378  $   1,015,656  $     810,370  $   1,711,534
     Distributions per Unit.................  $     .413421  $     .213754  $     .170549  $     .360208
Year Ended December 31, 1997:
     Royalty income.........................  $   1,126,005  $   2,051,820  $   1,690,234  $   2,135,200
     Distributable income...................  $     736,735  $   1,864,327  $   1,504,308  $   1,952,687
     Distributions per Unit.................  $     .155052  $     .392365  $     .316595  $     .410961

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     The following information has been taken from filings with the Securities and Exchange Commission on Form 13D and Form 4.

                                                                            AMOUNT
                                                                          AND NATURE
                                                                              OF           PERCENT
          TITLE OF CLASS OF                    NAME AND ADDRESS           BENEFICIAL          OF
          VOTING SECURITIES                  OF BENEFICIAL OWNER         OWNERSHIP(1)       CLASS
-------------------------------------   ------------------------------   ------------      --------
Units of Beneficial Interest.........   Magnum Hunter Resources, Inc.      1,908,453(2)       40.2
                                          600 East Las Colinas
                                          Blvd., Suite 1200
                                          Irving, Tx 75039

------------

(1) Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2) Information obtained from Schedule 13D Amendment No. 1 dated January 5, 1999, Magnum Hunter Resources, Inc. and Bluebird Energy, Inc. ("Bluebird") and from Form 4's dated February 3, 1999. Bluebird is a wholly owned subsidiary of Magnum Hunter and directly owns 1,840,271 Units. Voting and dispositive power for these Units is shared between Magnum Hunter and Bluebird. Magnum Hunter directly owns an additional 68,182 Units and has sole voting and dispositive power with respect to such Units.

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

     Crude oil sales to the Supply and Distribution Department of Texaco, Inc. and Chevron accounted for approximately 2% and 98%, respectively, of total crude oil revenues from the Royalty Properties during 1998.

     The Trust's share of Royalty income was reduced by approximately $462,400 in 1998 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 1998.

     Effective August 31, 1996, Chevron's Natural Gas Business Unit and Warren Petroleum Company merged with Dynegy (formerly named NGC Corporation). In connection with such merger, Chevron became one of three principal stockholders of Dynegy, and all of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties have been committed and are being sold to Dynegy.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
  (A) (1) FINANCIAL STATEMENTS
     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages as indicated:

                                                               PAGE IN THIS
                                                                 FORM 10-K
Report of Independent Public Accountants....................         37
Statements of Assets, Liabilities and Trust Corpus..........         38
Statements of Distributable Income..........................         38
Statements of Changes in Trust Corpus.......................         38
Notes to Financial Statements...............................         39

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
     27(a)      Financial Data Schedule

  (B)  REPORTS ON FORM 8-K
     No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 30TH DAY OF MARCH, 1999.

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

               SIGNATURE                                 DATE
               ---------                                 ----
CHASE BANK OF TEXAS, NATIONAL
ASSOCIATION, Corporate Trustee

            By   /s/ PETE FOSTER                    March 30, 1999
                     PETE FOSTER
                SENIOR VICE PRESIDENT
                   & TRUST OFFICER

           INDIVIDUAL TRUSTEES

               /s/ GEORGE ALLMAN, JR.               March 30, 1999
             GEORGE ALLMAN, JR., TRUSTEE

                  /s/ GARY C. EVANS                 March 30, 1999
                GARY C. EVANS, TRUSTEE

                 /s/ RICHARD L. MELTON              March 30, 1999
              RICHARD L. MELTON, TRUSTEE