Form 10-Q
period 1999-03-31
TEL OFFSHORE TRUST
filed 1999-05-10
CIK 97148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

     As of May 7, 1999 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        MARCH 31,       DECEMBER 31,
                                           1999             1998
                                        ----------      ------------
                                        (UNAUDITED)
ASSETS
Cash and cash equivalents............   $1,439,836       $3,077,569
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,828,766 and $27,825,034,
  respectively.......................      438,889          442,621
                                        ----------      ------------
Total assets.........................   $1,878,725       $3,520,190
                                        ==========      ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................   $   55,593       $1,711,534
Reserve for future Trust expenses....    1,384,243        1,366,035
Commitments and contingencies (Note
  7).................................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................      438,889          442,621
                                        ----------      ------------
Total liabilities and Trust corpus...   $1,878,725       $3,520,190
                                        ==========      ============

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
                                           1999          1998
                                       ------------  ------------
Royalty income.......................  $     88,696  $  1,934,392
Interest income......................        15,832        18,702
                                       ------------  ------------
                                            104,528     1,953,094
Decrease (increase) in reserve for
  future Trust expenses..............       (18,208)      106,654
General and administrative
  expenses...........................       (30,727)      (95,370)
                                       ------------  ------------
Distributable income.................  $     55,593  $  1,964,378
                                       ============  ============
Distributions per Unit (4,751,510
  Units).............................  $    .011700  $    .413421
                                       ============  ============

   The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
                                           1999          1998
                                       ------------  ------------
Trust corpus, beginning of period....  $    442,621  $    703,214
Distributable income.................        55,593     1,964,378
Distribution payable to Unit
  holders............................       (55,593)   (1,964,378)
Amortization of net overriding
  royalty interest...................        (3,732)      (63,678)
                                       ------------  ------------
Trust corpus, end of period..........  $    438,889  $    639,536
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

     On December 1, 1994, Texaco Exploration and Production Inc. ("Texaco") acquired two of the Royalty Properties from Chevron. The Royalty Properties acquired by Texaco were West Cameron 643 and East Cameron 371/381. As a result of such acquisitions, Texaco replaced Chevron as the Working Interest Owner of such properties on December 1, 1994. Texaco also assumed Chevron's obligations under the Conveyance with respect to such properties.

     On October 1, 1995, SONAT Exploration Company ("SONAT") acquired the East Cameron 354 property from PennzEnergy. In addition, on October 1, 1995, Amoco Production Company ("Amoco") acquired the Eugene Island 367 property from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, on October 1, 1995 and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties.

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Cameron 354 property effective January 1, 1998, and also assumed Energy's obligations under the Conveyance with respect to such property.

     All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred.

     Unless the context in which such terms are used indicates otherwise, in these Notes the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 and East Cameron 371/381 thereafter; PennzEnergy with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998).

NOTE 2 -- BASIS OF ACCOUNTING

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     Cash and cash equivalents include all highly liquid, short-term investments with original maturities of three months or less.

NOTE 3 -- OVERRIDING ROYALTY INTEREST

     The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, Net Proceeds are the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a special cost reserve. The Special Cost Reserve Account is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special
Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 1998, there was a net

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $513,800. The release was primarily a result of a decrease in the current estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. In the first quarter of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $461,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties. As of March 31, 1999, approximately $3,790,000 remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 is $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $387,300 has been recovered from the Trust by PennzEnergy through the first quarter of 1999. The remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. PennzEnergy has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

     During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first quarter of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Distributions to Unit holders for the three months ended March 31, 1999 amounted to $55,593 or $.011700 per Unit as compared to $1,964,378 or $.413421 per Unit for the same period in 1998. The decrease in distributable income for the first quarter of 1999 was primarily due to a deposit of $461,000 into the Trust's Special Cost Escrow Account as compared to a net release of $513,800 in the first quarter of 1998 and the $404,190 recoupment by the Working Interest Owner of East Cameron 371/381 in the first quarter of 1999 as described below.

     During the first quarter of 1999, the Trust discovered that the Working Interest Owner of East Cameron 371/381 had overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first quarter of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. The following summary presents the first quarter of 1999 activity inclusive of this one-time adjustment.

     Gas revenues decreased approximately 134% in the first quarter of 1999 compared to the first quarter of 1998 primarily due to a 142% decrease in gas volumes. This decrease in volumes was primarily attributable to the one-time adjustment referred to above on the East Cameron 371/381 property. In addition, there was a 23% decrease in the average price received for natural gas from $2.75 per Mcf in the first quarter of 1998 to $2.11 per Mcf in the first quarter of 1999. Crude oil and condensate revenues decreased approximately 57% in the first quarter of 1999 in comparison to the same period in 1998 primarily due to a 41% decrease in the average price received from $17.24 per barrel in the first quarter of 1998 to $10.09 per barrel in the first quarter of 1999. In addition, there was a 26% decrease in crude oil and condensate volumes from the 1998 first quarter to the 1999 first quarter due primarily to the one-time adjustment referred to above on the East Cameron 371/381 property. The Trust's share of capital expenditures decreased approximately 73% or $577,183 in the first quarter of 1999 as compared to the same period in 1998 primarily due to drilling activity on the B-7, B-9 and B-12 wells on the Eugene Island 339 property in the first quarter of 1998. The Trust's share of operating expenses increased by approximately 122% or $137,721 in the first quarter of 1999 as compared to the same period in 1998 due primarily to lower costs as a result of the removal of a compressor from the West Cameron 643 property in the first quarter of 1998.

     For the first quarter of 1999, the Trust had undistributed net loss of $667,545. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. The undistributed net loss for the first quarter of 1999 was primarily related to the one-time adjustment referred to above on the East Cameron 371/381 property.

     In the first quarter of 1999, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $461,000, compared to a release of funds from the Special Cost Escrow Account of $513,800 net to the Trust in the first quarter of 1998. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the

Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994 in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used cash of $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses due to the absence of Royalty income during the first, second and fourth quarters. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 is $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues decreased from $4,628,394 in the first quarter of 1998 to $1,744,388 in the first quarter of 1999, primarily due to a decrease in the average crude oil price from $17.67 per barrel in the first quarter of 1998 to $10.61 per barrel for the same period in 1999. In addition, there was a decrease in crude oil production from 261,918 barrels in the first quarter of 1998 to 164,425 barrels in the first quarter of 1999. The decrease in crude oil production was due primarily to the lower production in 1999 on the B-11, B-12 and B-13 wells that were drilled in 1996 and the B-15 well that was drilled in the third quarter of 1997. Gas revenues decreased from $883,244 in the first quarter of 1998 to $531,939 in the first quarter of 1999 primarily due to a decrease in the average natural gas sales price from $2.82 per Mcf in the first quarter of 1998 to $1.94 per Mcf in the same period of 1999. In addition, there was a decrease in gas volumes from 330,190 Mcf in the first quarter of 1998 to 284,721 Mcf in the first quarter of 1999. The decrease in gas volumes was primarily due to the E-10 well watering out in the first quarter of 1999. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennesse-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately 4,844 Mcf have been undertaken by the Working Interest Owner from this property as of January 31, 1999. The Trust's share of this undertake position is approximately 1,211 Mcf. Accordingly, gas revenues from this property may be increased in future periods while overproduced parties repay their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures decreased from $196,876 in the first quarter of 1998 to $15,990 in the first quarter of 1999. Operating expenses decreased from $425,308 in the first quarter of 1998 to $358,283 for the same period in 1999 due to a reduction in drilling activity. The Working Interest Owner has advised the Trust that it plans to drill a horizontal well on this property during the second quarter of 1999 at an approximate cost of $1.1 million ($275,000 net to the Trust).

     Eugene Island 339 crude oil revenues decreased from $1,161,849 in the first quarter of 1998 to $973,740 for the same period in 1999 due primarily to a decrease in the average crude oil price from $15.68 per barrel in the first quarter of 1998 to $9.72 per barrel in the first quarter of 1999. The decrease in the average crude oil price was partially offset by an increase in volumes from 74,103 barrels in the first quarter of 1998 to 100,148 barrels in the first quarter of 1999 due primarily to successful workovers on the B-4 and B-12 wells, completed during the third quarter of 1998. Gas revenues decreased from $296,844 in the first quarter of 1998 to $184,691 in the first quarter of 1999 due to a decrease in the average price received for natural gas from $2.84 per Mcf in the first quarter of 1998 to $2.07 per Mcf for the same period in 1999. In addition, there was a decrease in gas volumes from 110,702 Mcf in the first quarter of 1998 to 98,202 Mcf in the first quarter of 1999. The decrease in volumes was due primarily to continued natural production decline. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 24,127 Mcf on this property as of January 31, 1999. The Trust's share of this overtake position is approximately 6,032 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased from $1,454,387 in the first quarter of 1998 to $576,865 in the first quarter of 1999 due primarily to drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998. Operating expenses increased from $138,407 in the first quarter of 1998 to $376,537 in the first quarter of 1999 due primarily to an adjustment to properly reflect capital costs in the first quarter of 1998.

     West Cameron 643 gas revenues decreased from $1,990,085 in the first quarter of 1998 to $1,284,949 in the first quarter of 1999 due primarily to a decrease in the average price received for natural gas from $2.70 per Mcf in the first quarter of 1998 to $2.00 per Mcf in the first quarter of 1999. In addition, there was a decrease in gas volumes from 738,177 Mcf in the first quarter of 1998 to 641,400 Mcf for the same period in 1999. The decrease in volumes was due primarily to the B-9 well watering out in the first quarter of 1999. The Working Interest Owner has advised the Trust that the gas from this property is currently committed under the contract with Texaco Natural Gas, Inc. pursuant to an agreement for gas to be purchased at a price based on a weighted average calculation using the Inside FERC's Gas Market Report first of month indices for Columbia Gulf Transmission Co. -- Louisiana and Tennessee Gas Pipeline --

Louisiana. Capital expenditures decreased from $158,090 in the first quarter of 1998 to $40,043 in the first quarter of 1999. Operating expenses increased $310,697 in the first quarter of 1999 as compared to the same period in 1998. This increase was the result of the absence of a compressor abandonment credit of approximately $825,000 in 1998 which was partially offset by decreased operating costs associated with the A-17 workover in 1999. The Working Interest Owner has advised the Trust that it plans to perform three well workovers in 1999 on this property at an estimated cost of approximately $1.3 million ($325,000 net to the Trust).

     East Cameron 371/381 started production in May 1998. Gas revenues on this property were $796,839 in the first quarter of 1999. Gas volumes were 362,647 Mcf and the average price received for natural gas was $2.20 per Mcf in the first quarter of 1999. However, in 1998, the gas revenues and volumes included overpaid revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively. Therefore, the adjustment for this 1998 overpayment was made in the first quarter of 1999. Capital expenditures were $193,656 in the first quarter of 1999. Operating expenses were $31,827 in the first quarter of 1999. The Working Interest Owner has advised the Trust that the A-5 well was drilled in November 1998 at a cost of approximately $1,000,000 ($250,000 net to the Trust). In addition, there are plans to drill the A-6 well in the third quarter of 1999 at an estimated cost of approximately $1.8 million ($450,000 net to the Trust).

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

     Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1998 future net revenues attributable to the Trust's royalty interests approximated $16.3 million. Such reserve study also indicates that approximately 79% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1998 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $513,800. The release was primarily a result of a decrease in the current estimates of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. In the first quarter of 1999, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $461,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties. As of March 31, 1999, approximately $3,790,000 remained in the Special Cost Escrow Account.

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

                                                ROYALTY PROPERTIES
                                                THREE MONTHS ENDED
                                                   MARCH 31,(1)
                                          ------------------------------
                                             1999(3)           1998
                                          --------------  --------------
Crude oil and condensate (bbls).........         254,171         342,275
Natural gas and gas products (Mcf)......        (567,960)      1,355,007
Crude oil and condensate average price,
  per bbl...............................  $        10.09  $        17.24
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.11  $         2.75
Crude oil and condensate revenues.......  $    2,564,158  $    5,902,006
Natural gas and gas products revenues...      (1,245,133)      3,670,052
Production expenses.....................        (937,221)       (597,180)
Capital expenditures....................        (853,236)     (3,161,966)
Undistributed Net Loss (Income)(2)......       2,670,179        (129,859)
(Provision for) Refund of escrowed
  special costs.........................      (1,843,927)      2,055,287
                                          --------------  --------------
NET PROCEEDS............................         354,820       7,738,340
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................          88,705       1,934,585
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $       88,696  $    1,934,392
                                          ==============  ==============

------------

(1) The amounts for the three months ended March 31, 1999 and 1998 represent actual production for the periods November 1998 through January 1999, and November 1997 through January 1998, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of March 31, 1999, the loss carryforward was $4,179,060 ($1,044,765 net to the Trust).

(3) During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid East Cameron 371/381 royalties, related primarily to natural gas production, to the Trust in the third and fourth quarters of 1998. The total gas revenue and volume reported to the Trust was $5,696,741 ($1,424,185 net to the Trust) and 2,761,549 Mcf (690,387 Mcf net to the Trust), respectively. The amount that should have been reported to the Trust for gas revenue and volume was $1,424,185 ($356,046 net to the Trust) and 690,387 Mcf (172,597
    Mcf net to the Trust), respectively. As a result of these miscalculations and other minor adjustments, the Working Interest Owner overpaid the Trust royalties totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first quarter of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner.

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1999.

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

Date: May 10, 1999

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.