Form 10-Q
period 1999-06-30
TEL OFFSHORE TRUST
filed 1999-08-13
CIK 97148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


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

     As of August 9, 1999 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         JUNE 30,       DECEMBER 31,
                                           1999             1998
                                        ----------      ------------
                                        (UNAUDITED)
ASSETS
Cash and cash equivalents............   $1,358,985       $3,077,569
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,830,512 and
  $27,825,034, respectively..........      437,143          442,621
                                        ----------      ------------
Total assets.........................   $1,796,128       $3,520,190
                                        ==========      ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................   $       --       $1,711,534
Reserve for future Trust expenses....    1,358,985        1,366,035
Commitments and contingencies (Note
  7).................................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................      437,143          442,621
                                        ----------      ------------
Total liabilities and Trust corpus...   $1,796,128       $3,520,190
                                        ==========      ============

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1999          1998          1999          1998
                                       ------------  ------------  ------------  ------------
Royalty income.......................  $     56,759  $  1,115,995  $    145,455  $  3,050,387
Interest income......................        13,671        17,480        29,503        36,182
                                       ------------  ------------  ------------  ------------
                                             70,430     1,133,475       174,958     3,086,569
Decrease (increase) in reserve for
  future Trust expenses..............        25,258            --         7,050       106,654
General and administrative
  expenses...........................       (95,688)     (117,819)     (126,415)     (213,189)
                                       ------------  ------------  ------------  ------------
Distributable income.................  $         --  $  1,015,656  $     55,593  $  2,980,034
                                       ============  ============  ============  ============
Distributions per Unit (4,751,510
  Units).............................  $    .000000  $    .213754  $    .011700  $    .627175
                                       ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1999          1998         1999          1998
                                       ------------  ------------  ----------  --------------
Trust corpus, beginning of period....  $    438,889  $    639,536  $  442,621  $      703,214
Distributable income.................            --     1,015,656      55,593       2,980,034
Distribution payable to Unit
  holders............................            --    (1,015,656)    (55,593)     (2,980,034)
Amortization of net overriding
  royalty interest...................        (1,746)      (45,954)     (5,478)       (109,632)
                                       ------------  ------------  ----------  --------------
Trust corpus, end of period..........  $    437,143  $    593,582  $  437,143  $      593,582
                                       ============  ============  ==========  ==============

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special
Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1998, there was a

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,322,700. The release was primarily a result of a decrease in the current estimate of projected capital expenditures of the Royalty Properties. In the first six months of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,384,500. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures on the Royalty Properties. In addition, there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in fourth quarter 1997. As of June 30, 1999, approximately $5,290,500 remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient royalty income was received by the Trust.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

was approximately $674,000, of which approximately $404,500 has been recovered from the Trust by PennzEnergy through the second quarter of 1999. The remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. PennzEnergy has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

     During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     There was no distribution to Unit holders for the three months ended June 30, 1999 compared to $1,015,656 or $.213754 per Unit for the same period in 1998. The decrease in distributable income for the second quarter of 1999 was primarily due to a net deposit of $923,500 into the Trust's Special Cost Escrow Account as compared to a net release of $808,900 in the second quarter of 1998. This decrease in distributable income was partially offset by a decrease in the Trust's share of capital expenditures of $894,477 described below.

     Gas revenues decreased approximately 2% in the second quarter of 1999 as compared to the second quarter of 1998 primarily due to a 19% decrease in the average price received for natural gas from $2.30 per Mcf in the second quarter of 1998 to $1.87 per Mcf in the second quarter of 1999. The decrease in the average price received for natural gas was partially offset by a 22% increase in gas volumes. This increase in gas volumes was primarily attributable to production beginning in May 1998 and continuing in 1999 on the East Cameron 371/381 property.

     Crude oil and condensate revenues decreased approximately 32% in the second quarter of 1999 compared to the same period in 1998 primarily due to a 24% decrease in crude oil and condensate volumes. This volume decrease was due primarily to the lower production in 1999 on the B-11, B-12, B-13 and B-15 wells on the Ship Shoal 182/183 property that were drilled in 1996 and 1997, and the processing structure being shut-in for 7 days in April 1999 on the Ship Shoal 182/183 property. In addition, there was an 11% decrease in the average price received from $13.97 per barrel in the second quarter of 1998 to $12.41 per barrel in the second quarter of 1999.

     The Trust's share of capital expenditures decreased approximately 69% or $894,477 in the second quarter of 1999 as compared to the same period in 1998 primarily due to costs incurred in the second quarter of 1998 that were associated with drilling the B-7, B-9 and B-12 wells in the first quarter of 1998, and the B-16 well in the second quarter of 1998, on the Eugene Island 339 property. The Trust's share of operating expenses increased by approximately 8% or $24,560 in the second quarter of 1999 as compared to the same period in 1998 due primarily to the workover on the A-1 well on the East Cameron 371/381 property in the second quarter of 1999.

     For the second quarter of 1999, the Trust had undistributed net loss of $157,985. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward.

     In the second quarter of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $923,500, compared to a net release of funds from the Special Cost Escrow Account of $808,900 net to the Trust in the second quarter of 1998. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Distributions to Unit holders for the six months ended June 30, 1999 amounted to $55,593 or $.011700 per Unit as compared to $2,980,034 or $.627175 per Unit for the same period in 1998. The decrease in distributable income for the first six months of 1999 was primarily due to a net deposit of approximately $1,384,500 into the Trust's Special Cost Escrow Account as compared to a net release of approximately $1,322,700 the first six months of 1998.

     During the first quarter of 1999, the Trust discovered that the Working Interest Owner of East Cameron 371/381 had overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. The following summary presents the first six months of 1999 activity inclusive of this one-time adjustment.

     Gas revenues decreased 71% in the first six months of 1999 as compared to the first six months of 1998 primarily due to a 56% decrease in gas volumes, which decrease was primarily attributable to the one-time adjustment referred to above on the East Cameron 371/381 property. In addition, there was a 31% decrease in the average price received for natural gas from $2.52 per Mcf in the first six months of 1998 to $1.73 per Mcf in the first six months of 1999. Crude oil and condensate revenues decreased approximately 46% in the first six months of 1999 in comparison to the same period in 1998 primarily due to a 28% decrease in the average price received from $15.66 per barrel for the six months ended June 30, 1998 to $11.23 per barrel for the six months ended June 30, 1999. In addition there was a 25% decrease in the crude oil and condensate volumes. This decrease in volumes was primarily attributable to decreased production from the B-11, B-12, B-13 and B-15 wells on the Ship Shoal 182/183 property that were drilled in 1996 and 1997.

     The Trust's share of capital expenditures decreased by approximately 70% or $1,471,667 for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to the costs associated with drilling the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998 on the Eugene Island 339 property. The Trust's share of operating expenses increased by approximately 40% or $162,282 for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to a workover on the A-1 well on the East Cameron 371/381 property in the second quarter of 1999 and due to a downward adjustment in the first quarter of 1998 to properly reflect operating expenses.

     For the first six months of 1999, the Trust had undistributed net loss of $825,530. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. The undistributed net loss for the first six months of 1999 was primarily related to the one-time adjustment referred to above on the East Cameron 371/381 property.

     In the first six months of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,384,500 compared to a net release of funds from the Special Cost Escrow Account of $1,322,700 net to the Trust in the first six months of 1998. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994 in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used cash of $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses due to the absence of Royalty income during the first, second and fourth quarters. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient royalty income was received by the Trust. The reserve amount at June 30, 1999 was $1,358,985.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues decreased from $3,492,285 in the second quarter of 1998 to $1,708,170 in the second quarter of 1999, primarily due to a decrease in crude oil production from 239,033 barrels in the second quarter of 1998 to 134,624 barrels in the second quarter of 1999. This decrease in crude oil production was due primarily to the processing structure being shut-in for 7 days in April 1999 due to mechanical problems experienced in the production facilities. In addition, there was a decrease in the average crude oil price from $14.61 per barrel in the second quarter of 1998 to $12.69 per barrel in the second quarter of 1999. Gas revenues increased from $907,200 in the second quarter of 1998 to $1,084,608 primarily due to an increase in gas volumes from 401,622 Mcf in the second quarter of 1998 to 620,378 Mcf in the second quarter of 1999. This increase in gas volumes was primarily the result of work on the E-10 well in the second quarter of 1999. The increase in gas volumes was partially offset by a decrease in the average natural gas sales prices from $2.34 per Mcf in the second quarter of 1998 to $1.82 per Mcf in the same period in 1999. The gas from Ship Shoal 182/183 is committed to Dynegy Inc.
("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately 84,329 Mcf have been overtaken by the Working Interest Owner from this property as of April 30, 1999. The Trust's share of this overtake position is approximately 21,082 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures increased from $23,130 in the second quarter of 1998 to $23,172 in the second quarter of 1999. Operating expenses increased from $306,284 in the second quarter of 1998 to $364,888 in the second quarter of 1999. The Working Interest Owner has advised the Trust that it plans to drill a horizontal well on this property during the third quarter of 1999 at an approximate cost of $1.0 million ($250,000 net to the Trust).

     Eugene Island 339 crude oil revenues increased from $942,231 in the second quarter of 1998 to $1,076,721 in the second quarter of 1999 due primarily to an increase in volumes from 78,375 barrels in the second quarter of 1998 to 91,796 barrels in the second quarter of 1999. The increase in volumes was due primarily to successful workovers on the B-4 and B-12 wells, completed during the third quarter of 1998. The volume increase was partially offset by a decrease in the average crude oil price from $12.02 per barrel in the second quarter of 1998 to $11.73 per barrel in the second quarter of 1999. Gas revenues increased from $331,606 in the second quarter of 1998 to $389,612 in the second quarter of 1999 due primarily to an increase in gas volumes from 149,243 Mcf in the second quarter of 1998 to 208,035 Mcf in the second quarter of 1999. The increase in gas volumes was due primarily to a positive volume adjustment made in the second quarter of 1999. The increase in gas volumes was partially offset by a decrease in the average price received for natural gas from $2.40 per Mcf in the second quarter of 1998 to $2.07 per Mcf in the second quarter of 1999. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 64,969 Mcf on this property as of April 30, 1999. The Trust's share of this overtake position is approximately 16,242 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased by $4,181,720 from the second quarter of 1998 to the second quarter of 1999 due primarily to costs incurred in the second quarter of 1998 which were associated with the drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998. Operating expenses increased from $127,479 in the second quarter of 1998 to $308,382 in the second quarter of 1999.

     West Cameron 643 gas revenues decreased from $1,701,139 in the second quarter of 1998 to $1,111,532 in the second quarter of 1999 due primarily to a decrease in gas volumes from 744,366 Mcf in the second quarter of 1998 to 602,023 Mcf for the same period in 1999. The decrease in gas volumes was due primarily to the natural production decline. In addition, there was a decrease in the average price received for natural gas from $2.29 per Mcf in the second quarter of 1998 to $1.85 per Mcf for the same period in 1999. The Working Interest Owner has advised the Trust that the gas from this property is currently committed under the contract with Texaco Natural Gas, Inc. pursuant to an agreement for gas to be purchased at a price based on a weighted average calculation using the Inside FERC's Gas Market Report first of month indices for Columbia Gulf Transmission Co. -- Louisiana and Tennessee Gas Pipeline -- Louisiana. Capital expenditures increased from $346,751 in the second quarter of 1998 to $556,907 in the second quarter of 1999 due primarily to costs associated with bringing the B9-D well online in the second quarter of 1999. Operating expenses decreased $300,960 in the second quarter of 1999 as compared to the same period in 1998. This decrease was due primarily to a workover on the A-6 well and repairs on an air conditioner unit in the second quarter of 1998. The Working Interest Owner has advised the Trust that it plans to perform a well workover in the fourth quarter of 1999 on this property at an estimated cost of approximately $800,000 ($200,000 net to the Trust).

     East Cameron 371/381 started production in May 1998. Gas revenues on this property were $435,638 in the second quarter of 1999. Gas volumes were 228,885 Mcf and the average price received for natural gas was $1.90 per Mcf in the second quarter of 1999. However, in 1998, the gas revenues and volumes included overpaid revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively. Therefore, the adjustment for this 1998 overpayment was made in the first quarter of 1999. The gas from East Cameron 371/381 is currently committed to TNG at a calculated price based on an average calculation using the Inside FERC's Gas Market Report first of the month indices for Columbia Gulf Transmission Co. -- Louisiana, Henry Hub, Koch Gateway Pipeline Co. -- South Louisiana, and Southern Natural Gas Co. -- Louisiana. Capital expenditures were $1,244,137 in the second quarter of 1999 due primarily to a prior period adjustment for the A-5 well drilling costs. Operating expenses were $227,321 in the second quarter of 1999 due primarily to costs associated with the A-1 well workover in the second quarter of 1999 and a prior period adjustment for the A-5 well drilling costs. The Working Interest Owner has advised the Trust that there are plans to drill the A-6 well in the third quarter of 1999 at an estimated cost of approximately $1.8 million ($450,000 net to the Trust).

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues decreased from $8,120,679 in the first six months of 1998 to $3,452,557 in the first six months of 1999, primarily due to a decrease in the crude oil production from 500,951 barrels in the first six months of 1998 to 299,049 barrels in the first six months of 1999. The decrease in crude oil production was due primarily to the lower production in 1999 on the B-11, B-12, B-13 and B-15 wells that were drilled in 1996 and 1997 and due to the processing structure being shut-in for 7 days in April 1999 due to mechanical problems experienced in the production facilities. In addition, there was a decrease in the average crude oil price from $16.21 per barrel in the first six months of 1998 to $11.54 per barrel for the same period in 1999.

     Gas revenues decreased from $1,790,444 in the first six months of 1998 to $1,616,547 in the first six months of 1999 primarily due to a decrease in the natural gas sales price from $2.56 per Mcf in the first six months of 1998 to $1.86 per Mcf in the same period of 1999. The decrease in the natural gas sales price was partially offset by an increase in gas volumes from 731,812 Mcf in the first six months of 1998 to 905,099 Mcf in the first six months of 1999. The increase in gas volumes was primarily the result of work on the E-10 well in the second quarter of 1999. Capital expenditures decreased from $220,006 in the first six months of 1998 to $39,162. Operating expenses decreased from $731,592 for the first six months of 1998 to $723,171 in the same period of 1999.

     Eugene Island 339 crude oil revenues decreased from $2,104,080 in the first six months of 1998 to $2,050,460 in the first six months of 1999 due primarily to a decrease in the average crude oil price from $13.80 per barrel in the first six months of 1998 to $10.68 per barrel in the first six months of 1999. The decrease in the average crude oil price was partially offset by an increase in volumes from 152,478 barrels in the first six months of 1998 to 191,944 barrels for the same period in 1999. The increase in volumes was primarily due to the successful workovers on the B-4 and B-12 wells, completed during the third quarter of 1998. Gas revenues decreased from $628,450 in the first six months of 1998 to $574,303 in the first six months of 1999 primarily due to a decrease in the average price received for natural gas from $2.62 per Mcf in the first six months of 1998 to $2.07 per Mcf in the first six months of 1999. The decrease in the average price received for natural gas was partially offset by an increase in gas volumes from 259,945 Mcf in the first six months of 1998 to 306,237 Mcf for the same period in 1999. The increase in gas volumes was due primarily to a positive volume adjustment made in the second quarter of 1999. Operating expenses increased from $265,886 for the first six months of 1998 to $684,919 for the first six months of 1999 due primarily to an adjustment to properly reflect capital costs in the first quarter of 1998. Capital expenditures decreased from $5,386,884 in the first six months of 1998 to $327,641 in the first six months of 1999 due primarily to the drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998.

     West Cameron 643 gas revenues decreased from $3,691,224 in the first six months of 1998 to $2,396,481 in the first six months of 1999 due primarily to a decrease in the average price received for natural gas from $2.49 per Mcf in the first six months of 1998 to $1.93 per Mcf for the same period in 1999. In addition, there was a decrease in gas volumes from 1,482,543 Mcf in the first six months of 1998 to 1,243,423 Mcf for the same period in 1999. The decrease in gas volumes was due primarily to the natural production decline. Operating expenses increased from $492,871 for the first six months of 1998 to $502,608. Capital expenditures increased from $504,841 in the first six months of 1998 to $596,949 in the first six months of 1999.

     East Cameron 371/381 started production in May 1998. During the first six months of 1999, gas revenues on this property were $1,232,477, gas volumes were 591,532 Mcf and the average price received for natural gas was $2.08 per Mcf. However, in 1998, gas revenues and volumes included overpaid revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively (a net adjustment of $1,090,367 to the Trust). Therefore, an adjustment for this 1998 overpayment was made in the first quarter of 1999. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. Capital expenditures were $1,437,792 in the first six months of 1999 due primarily to a prior period adjustment for the A-5 well drilling costs in the second quarter of 1999. Operating expenses were $259,148 in the first six months of 1999 due primarily to costs associated with the A-1 well workover in the second quarter of 1999 and a prior period adjustment for the A-5 well drilling costs.

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

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,322,700. The release was primarily a result of a decrease in the current estimates of projected capital expenditures of the Royalty Properties. In the first six months of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,384,500. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties. In addition, there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in fourth quarter 1997. As of June 30, 1999, approximately $5,290,500 remained in the Special Cost Escrow Account.

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

                                                ROYALTY PROPERTIES
                                                THREE MONTHS ENDED
                                                   JUNE 30,(1)
                                          ------------------------------
                                               1999            1998
                                          --------------  --------------
Crude oil and condensate (bbls).........         244,729         320,510
Natural gas and gas products (Mcf)......       1,796,859       1,470,067
Crude oil and condensate average price,
  per bbl...............................  $        12.41  $        13.97
Natural gas average price, per Mcf
  (excluding gas products)..............  $         1.87  $         2.30
Crude oil and condensate revenues.......  $    3,036,390  $    4,478,883
Natural gas and gas products revenues...       3,265,395       3,322,560
Production expenses.....................      (1,379,586)     (1,354,793)
Capital expenditures....................      (1,633,128)     (5,211,037)
Undistributed Net Loss (Income)(2)......         631,939          (6,579)
(Provision for) Refund of escrowed
  special costs.........................      (3,693,950)      3,235,394
                                          --------------  --------------
NET PROCEEDS............................         227,060       4,464,428
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................          56,765       1,116,107
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $       56,759  $    1,115,995
                                          ==============  ==============

------------

(1) The amounts for the three months ended June 30, 1999 and 1998 represent actual production for the periods February 1999 through April 1999, and February 1998 through April 1998, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 1999, the loss carryforward was $4,810,940 ($1,202,735 net to the Trust).

                                                ROYALTY PROPERTIES
                                                 SIX MONTHS ENDED
                                                   JUNE 30,(1)
                                          ------------------------------
                                             1999(3)           1998
                                          --------------  --------------
Crude oil and condensate (bbls).........         498,900         662,785
Natural gas and gas products (Mcf)......       1,228,899       2,825,074
Crude oil and condensate average price,
  per bbl...............................  $        11.23  $        15.66
Natural gas average price, per Mcf
  (excluding gas products)..............  $         1.73  $         2.52
Crude oil and condensate revenues.......  $    5,600,548  $   10,380,889
Natural gas and gas products revenues...       2,020,262       6,992,612
Production expenses.....................      (2,316,807)     (1,951,943)
Capital expenditures....................      (2,486,364)     (8,373,033)
Undistributed Net Loss (Income)(2)......       3,302,118        (136,438)
(Provision for) Refund of escrowed
  special costs.........................      (5,537,877)      5,290,681
                                          --------------  --------------
NET PROCEEDS............................         581,880      12,202,768
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................         145,470       3,050,692
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $      145,455  $    3,050,387
                                          ==============  ==============

------------

(1) The amounts for the three months ended June 30, 1999 and 1998 represent actual production for the periods November 1998 through April 1999, and November 1997 through April 1998, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 1999, the loss carryforward was $4,810,940 ($1,202,735 net to the Trust).

(3) During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid East Cameron 371/381 royalties, related primarily to natural gas production, to the Trust in the third and fourth quarters of 1998. The total gas revenue and volume reported to the Trust was $5,696,741 ($1,424,185 net to the Trust) and 2,761,549 Mcf (690,387 Mcf net to the Trust), respectively. The amount that should have been reported to the Trust for gas revenue and volume was $1,424,185 ($356,046 net to the Trust) and 690,387 Mcf (172,597
    Mcf net to the Trust), respectively. As a result of these miscalculations and other minor adjustments, the Working Interest Owner overpaid the Trust royalties totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner.

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1999.

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

Date: August 13, 1999

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.