Form 10-Q
period 1999-09-30
TEL OFFSHORE TRUST
filed 1999-11-15
CIK 97148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

     As of November 8, 1999 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,      DECEMBER 31,
                                            1999               1998
                                        -------------      ------------
                                         (UNAUDITED)
ASSETS
Cash and cash equivalents............    $ 1,992,216        $3,077,569
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,845,989 and
  $27,825,034, respectively..........        421,666           442,621
                                        -------------      ------------
Total assets.........................    $ 2,413,882        $3,520,190
                                        =============      ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................    $   607,973        $1,711,534
Reserve for future Trust expenses....      1,384,243         1,366,035
Commitments and contingencies (Note
  7).................................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................        421,666           442,621
                                        -------------      ------------
Total liabilities and Trust corpus...    $ 2,413,882        $3,520,190
                                        =============      ============

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                           1999          1998          1999          1998
                                       ------------  ------------  ------------  ------------
Royalty income.......................  $    687,942  $    896,202  $    833,397  $  3,946,589
Interest income......................        15,858        15,348        45,361        51,530
                                       ------------  ------------  ------------  ------------
                                            703,800       911,550       878,758     3,998,119
Decrease (increase) in reserve for
  future Trust expenses..............       (25,258)           --       (18,208)      106,654
General and administrative
  expenses...........................       (70,569)     (101,180)     (196,984)     (314,369)
                                       ------------  ------------  ------------  ------------
Distributable income.................  $    607,973  $    810,370  $    663,566  $  3,790,404
                                       ============  ============  ============  ============
Distributions per Unit (4,751,510
  Units).............................  $    .127953  $    .170549  $    .139653  $    .797724
                                       ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                       --------------------------  ----------------------------
                                           1999          1998          1999           1998
                                       ------------  ------------  ------------  --------------
Trust corpus, beginning of period....  $    437,143  $    593,582  $    442,621  $      703,214
Distributable income.................       607,973       810,369       663,566       3,790,403
Distribution payable to Unit
  holders............................      (607,973)     (810,369)     (663,566)     (3,790,403)
Amortization of net overriding
  royalty interest...................       (15,477)      (34,893)      (20,955)       (144,525)
                                       ------------  ------------  ------------  --------------
Trust corpus, end of period..........  $    421,666  $    558,689  $    421,666  $      558,689
                                       ============  ============  ============  ==============

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
As a result of such acquisition, Amerada replaced Energy as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed Energy's obligations under the Conveyance with respect to such property.

     All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred.

     Unless the context in which such terms are used indicates otherwise, in these Notes the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 and East Cameron 371/381 thereafter; PennzEnergy with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998). PennzEnergy was acquired by Devon Energy Corp. in 1999.

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

     This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
of the overriding royalty interest, which is calculated on a units-of-production basis, is charged directly to Trust corpus since such amount does not affect distributable income.

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special
Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,015,000. The release was primarily a result of a decrease in the estimate of projected capital expenditures of the Royalty Properties. In the first nine months of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,982,000. The deposit was primarily a result of an increase in the estimate of projected capital expenditures on the Royalty Properties. In addition, there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in the fourth quarter of 1997. As of September 30, 1999, approximately $5,888,000 remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

     At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Trust's general and administrative expenses, when insufficient royalty income was received by the Trust. This $25,258 was redeposited to the Trust's cash reserve account during the third quarter of 1999.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $426,300 has been recovered from the Trust by PennzEnergy through the third quarter of 1999. The remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. PennzEnergy has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

     During the first quarter of 1999, Texaco, the Working Interest Owner of East Cameron 371/381 informed the Trust that it overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. Texaco recouped $404,190 of the overpayment from production in the first six months of 1999 and was to recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by Texaco. Texaco informed the Trust in the third quarter of 1999 that it is now required to make additional adjustments to reported financial information on these properties. These adjustments resulted from Texaco's audit of these Trust properties. This audit was made by Texaco at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, Texaco has informed the Trust that the loss carryforward projected in the last two Trust quarters should be adjusted and eliminated, and that Texaco owes the trust approximately $80,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Distributions to Unit holders for the three months ended September 30, 1999 amounted to $607,973 or $.127953 per Unit as compared to $810,370 or $.170549 per Unit for the same period in 1998. The decrease in distributable income for the third quarter of 1999 was primarily due to a deposit of $597,500 into the Trust's Special Cost Escrow Account as compared to a net deposit of $307,400 in the third quarter of 1998.

     During the first quarter of 1999, Texaco, the Working Interest Owner of East Cameron 371/381 informed the Trust that it overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. Texaco recouped $404,190 of the overpayment from production in the first six months of 1999 and was to recoup additional royalties of $686,177 in future periods through future production on East Cameron 371/381 and West Cameron 643, which properties are operated by Texaco. Texaco informed the Trust in the third quarter of 1999 that it is now required to make additional adjustments to reported financial information on these properties. These adjustments resulted from Texaco's audit of these Trust properties. This audit was made by Texaco at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, Texaco has informed the Trust that the loss carryforward projected in the last two Trust quarters should be adjusted and eliminated, and that Texaco owes the Trust approximately $80,000. The following summary presents the third quarters of 1998 and 1999 activity inclusive of these adjustments.

     Gas revenues decreased approximately 43% in the third quarter of 1999 as compared to the third quarter of 1998 primarily due to a 51% decrease in gas volumes. The decrease in gas volumes was primarily attributable to the adjustments referred to above on the East Cameron 371/381 property. In addition the E-2 well was shut-in in the third quarter of 1999 on the Ship Shoal 182/183 property. The decrease in gas volumes was partially offset by a 2% increase in the average price received for natural gas from $2.27 per Mcf in the third quarter of 1998 to $2.31 per Mcf in the third quarter of 1999.

     Crude oil and condensate revenues decreased approximately 1% in the third quarter of 1999 as compared to the same period in 1998 primarily due to the adjustments referred to above on the East Cameron 371/381 property. In addition the average price received for crude oil and condensate increased 33% from $12.33 per barrel in the third quarter of 1998 to $16.44 per barrel in the third quarter of 1999. The increase in the average price was partially offset by a 41% decrease in crude oil and condensate volumes.

     The Trust's share of capital expenditures decreased approximately 53% or $868,592 in the third quarter of 1999 as compared to the same period in 1998 primarily due to costs incurred in the third quarter of 1998 that were associated with drilling the B-7, B-9 and B-12 wells in the first quarter of 1998, and the B-16 well in the second quarter of 1998, on the Eugene Island 339 property. The Trust's share of operating expenses decreased by approximately 38% or $152,042 in the third quarter of 1999 as compared to the same period in 1998 due primarily to the workover on the A-17 well on the West Cameron 643 property in the second quarter of 1998.

     For the third quarter of 1999, the Trust had undistributed net income of $21,781. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

     In the third quarter of 1999, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $597,510, compared to a net deposit of funds into the Special Cost Escrow Account of $307,435 net to the Trust in the third quarter of 1998. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Distributions to Unit holders for the nine months ended September 30, 1999 amounted to $663,566 or $.139653 per Unit as compared to $3,790,404 or $.797724 per Unit for the same period in 1998. The decrease in distributable income for the first nine months of 1999 was primarily due to a net deposit of approximately $1,982,000 into the Trust's Special Cost Escrow Account as compared to a net release of approximately $1,015,000 for the first nine months of 1998.

     During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that Texaco overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. Texaco recouped $404,190 of the overpayment from production in the first six months of 1999 and was to recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by Texaco. Texaco informed the Trust in the third quarter of 1999 that it is now required to made additional adjustments to reported financial information on these properties. These adjustments resulted from Texaco's audit of these Trust properties. This audit was made by Texaco at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, Texaco has informed the Trust that the loss carryforward projected in the last two Trust quarters should be adjusted and eliminated, and that Texaco owes the Trust approximately $80,000. The following summary presents the first nine months of 1998 and 1999 activity inclusive of these adjustments.

     Gas revenues decreased 55% in the first nine months of 1999 as compared to the first nine months of 1998 primarily due to the adjustments referred to above on the East Cameron 371/381 property and West Cameron 643 property. In addition, the gas volumes decreased 53% in the first nine months of 1999 as compared to the same period in 1998 and the average price received for natural gas decreased 7% from $2.37 per Mcf in the first nine months of 1998 to $2.21 per Mcf in the first nine months of 1999. Crude oil and condensate revenues decreased approximately 32% in the first nine months of 1999 in comparison to the same period in 1998 primarily due to the adjustments referred to above on the East Cameron 371/381 property and West Cameron 643 property.

     The Trust's share of capital expenditures decreased by approximately 63% or $2,340,260 for the first nine months of 1999 as compared to the same period in 1998 primarily due to the costs associated with drilling the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998 on the Eugene Island 339 property. The Trust's share of operating expenses for the first nine months of 1999 increased by approximately 1% or $10,240 as compared to the same period in 1998.

     For the first nine months of 1999, the Trust had undistributed net loss of $803,748. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. The undistributed net loss for the first nine months of 1999 was primarily related to the adjustments referred to above on the East Cameron 371/381 property and the West Cameron 643 property.

     In the first nine months of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,982,000 compared to a net release of funds from the Special Cost Escrow Account of approximately $1,015,000 net to the Trust in the first nine months of 1998. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994 in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used cash of $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses due to the absence of Royalty income during the first, second and fourth quarters. In the third quarter of 1996, when Royalty income was received, the Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient royalty income was received by the Trust. This $25,258 was redeposited to the Trust's cash reserve account during the third quarter of 1999.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues decreased from $2,611,747 in the third quarter of 1998 to $2,026,917 in the third quarter of 1999, primarily due to a decrease in crude oil production from 216,332 barrels in the third quarter of 1998 to 119,891 barrels in the third quarter of 1999. This decrease in crude oil production was due primarily to the continued natural production decline of these properties. The decrease in crude oil production was partially offset by an increase in the average crude oil price from $12.07 per barrel in the third quarter of 1998 to $16.91 per barrel in the third quarter of 1999. Gas revenues decreased from $2,034,894 in the third quarter of 1998 to $1,065,787 in the third quarter of 1999 primarily due a decrease in gas volumes from 896,191 Mcf in the third quarter of 1998 to 465,704 Mcf in the third quarter of 1999. This decrease in gas volumes was due primarily to the E-2 well being shut-in the third quarter of 1999. The decrease in gas volumes was partially offset by an increase in the average natural gas sales prices from $2.27 per Mcf in the third quarter of 1998 to $2.38 per Mcf in the same period in 1999. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately 93,589 Mcf have been overtaken by the Working Interest Owner from this property as of July 31, 1999. The Trust's share of this overtake position is approximately 23,397 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures decreased from $1,186,648 in the third quarter of 1998 to $713,857 in the third quarter of 1999, due primarily to the costs associated with the drilling of the E-10 well in April 1998 being recognized in the third quarter of 1998. Operating expenses decreased from $469,042 in the third quarter of 1998 to $368,451 in the third quarter of 1999 due primarily to the drilling of the E-10 well discussed above. The Working Interest Owner has advised the Trust that the E-2 sidetrack well drilled in the third quarter of 1999 has encountered problems and the sidetrack will be started over.

     Eugene Island 339 crude oil revenues decreased from $1,648,827 in the third quarter of 1998 to $1,180,664 in the third quarter of 1999 due primarily to a decrease in volumes from 130,009 barrels in the third quarter of 1998 to 76,234 barrels for the same period in 1999. The decrease in volumes was due primarily to continued natural production decline. The decrease in volumes was partially offset by an increase in the average crude oil price from $12.68 per barrel in the third quarter of 1998 to $15.49 per barrel in the third quarter of 1999. Gas revenues increased from $200,862 to $304,339 due primarily to an increase in gas volumes from 84,757 Mcf in the third quarter of 1998 to 151,486 Mcf for the same period in 1999. The increase in volumes was partially offset by a decrease in the average price received for natural gas from $2.39 per Mcf in the third quarter of 1998 to $2.22 per Mcf in the third quarter of 1999. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 73,986 Mcf on this property as of July 31, 1999. The Trust's share of this overtake position is approximately 18,497 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased by $3,659,712 from the third quarter of 1998 to the third quarter of 1999 due primarily to costs incurred in the second quarter of 1998 which were associated with the drilling activity on the B-7, B-9 and

B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998. Operating expenses increased from $131,841 in the third quarter of 1998 to $389,406 in the third quarter of 1999.

     West Cameron 643 gas revenues decreased from $3,063,085 in the third quarter of 1998 to $2,453,002 in the third quarter of 1999 due primarily to a decrease in gas volumes from 1,342,376 Mcf in the third quarter of 1998 to 954,993 Mcf for the same period in 1999. The decrease in gas volumes was due primarily to continued natural production decline. This decrease in gas revenue was partially offset by the upward $251,735 revenue adjustment made in the third quarter of 1999, as discussed above. In addition, the decrease in revenue was partially offset by an increase in the average price received for natural gas from $2.28 per Mcf in the third quarter of 1998 to $2.31 per Mcf for the same period in 1999. The Working Interest Owner has advised the Trust that the gas from this property is currently committed under the contract with Texaco Natural Gas, Inc. pursuant to an agreement for gas to be purchased at a price based on a weighted average calculation using the Inside FERC's Gas Market Report first of month indices for Columbia Gulf Transmission Co. -- Louisiana and Tennessee Gas Pipeline -- Louisiana. Capital expenditures decreased from $740,210 in the third quarter of 1998 to $673,678 in the third quarter of 1999 due primarily to costs associated with the drilling of the A-10 sidetrack well and the workover on the A-17 well in the second quarter of 1998 being recognized in the third quarter of 1998. Operating expenses decreased from $728,556 in the third quarter of 1998 to $275,272 for the same period in 1999 due primarily to the A-17 well workover discussed above.

     East Cameron 371/381 started production in May 1998. Gas revenues on this property decreased from $3,358,433 in the third quarter of 1998 to $1,002,262 in the third quarter of 1999 due primarily to a decrease in gas volumes from 1,494,613 Mcf in the third quarter of 1998 to 235,563 Mcf in the third quarter of 1999. The decrease in gas volumes was due primarily to the overpayments made in 1998 on this property, as discussed earlier. The decrease in revenues and volumes was partially offset by an increase in the average price received for natural gas from $2.25 in the third quarter of 1998 to $2.36 in the third quarter of 1999 and an upward $69,240 revenue adjustment made in the third quarter of 1999, as discussed above. The gas from East Cameron 371/381 is currently committed to TNG at a calculated price based on an average calculation using the Inside FERC's Gas Market Report first of the month indices for Columbia Gulf Transmission Co. -- Louisiana, Henry Hub, Koch Gateway Pipeline Co. -- South Louisiana, and Southern Natural Gas Co. -- Louisiana. Crude oil revenues increased from $156,511 in the third quarter of 1998 to $932,039 in the third quarter of 1999, due primarily to an upward revenue adjustment of $734,161 made in the third quarter of 1999, as discussed above, and an increase in the average crude oil price from $12.87 per barrel in the third quarter of 1998 to $17.54 per barrel in the third quarter of 1999. The increase in revenues and average crude oil price was partially offset by a decrease in crude oil production from 12,159 barrels in the third quarter of 1998 to 11,281 barrels in the third quarter of 1999. Capital expenditures increased from $933,892 in the third quarter of 1998 to $1,766,882 in the third quarter of 1999 due primarily to the adjustment made to this property in the third quarter of 1999 by the Working Interest Owner as discussed above. Operating expenses decreased $301,649 in the third quarter of 1999 as compared to the same period in 1998 due primarily to a downward adjustment of $261,718 made in the third quarter of 1999, as discussed above. The Working Interest Owner has advised the Trust that there are plans to drill the A-6 and A-7 wells in early 2000 at an estimated cost of approximately $13 million ($3.25 million net to the Trust).

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues decreased from $10,732,426 in the first nine months of 1998 to $5,479,475 in the first nine months of 1999, primarily due to a decrease in crude oil production from 717,283 barrels in the first nine months of 1998 to 418,940 barrels in the first nine months of 1999. The decrease in crude oil production was due primarily to continued natural production decline on these properties and due to the processing structure being shut-in for 7 days in April 1999 due to mechanical problems experienced in the production facilities. In addition, there was a decrease in the average crude oil price from $14.96 per barrel in the first nine months of 1998 to $13.08 per barrel for the same period in 1999. Gas revenues decreased from $3,825,338 in the first nine months of 1998 to $2,682,334 in the first nine months of 1999 primarily due to a decrease in gas volumes from 1,628,003 Mcf in the first nine months of 1998 to 1,370,803 Mcf in the first nine months of 1999. This decrease in gas volumes was due primarily to the E-2 well being shut-in in the third quarter of 1999. In addition, there was a decrease in the natural gas sales price from $2.40 per Mcf in the first nine months of 1998 to $2.04 per Mcf in the first nine months of 1999. Capital expenditures decreased from $1,406,654 in the first nine months of 1998 to $753,020 in the first nine months of 1999 due primarily to the costs associated with drilling of the E-10 well in April 1998 being recognized in the third quarter of 1998. Operating expenses decreased from $1,200,634 in the first nine months of 1998 to $1,091,623 for the same period in 1999.

     Eugene Island 339 crude oil revenues decreased from $3,752,907 in the first nine months of 1998 to $3,231,124 in the first nine months of 1999, due primarily to a decrease in volumes from 282,487 barrels in the first nine months of 1998 to 268,178 barrels in the first nine months of 1999. In addition there was a decrease in the average crude oil price from $13.29 per barrel in the first nine months of 1998 to $12.04 per barrel in the first nine months of 1999. Gas revenues increased from $829,313 in the first nine months of 1998 to $878,642 in the first nine months of 1999 due primarily to an increase in gas volumes from 344,702 Mcf for the first nine months of 1998 to 457,723 Mcf for the same period in 1999. This increase in revenues was partially offset by a decrease in the average price received for natural gas from $2.55 per Mcf in the first nine months of 1998 to $2.12 per Mcf in the first nine months of 1999. Capital expenditures decreased $8,718,955 from the first nine months of 1998 to the first nine months of 1999 due primarily to drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998. Operating expenses increased from $397,727 in the first nine months of 1998 to $1,074,325 in the first nine months of 1999 due primarily to an adjustment to properly reflect costs in the first quarter of 1998.

     West Cameron 643 gas revenues decreased from $6,754,309 in the first nine months of 1998 to $4,849,483 in the first nine months of 1999 due primarily to a decrease in gas volumes from 2,824,919 Mcf in the first nine months of 1998 to 2,198,416 Mcf for the same period of 1999. The decrease in gas volumes was due primarily to the continued natural production decline. In addition, there was a decrease in the average price received for natural gas from $2.39 per Mcf in the first nine months of 1998 to $2.20 per Mcf for the same period in 1999. Capital expenditures increased from $1,245,051 in the first nine months of 1998 to $1,270,627 in the first nine months of 1999. Operating expenses decreased from $1,221,427 in the first nine months of 1998 to $777,880 for the same period in 1999 due primarily to costs associated with the A-17 well workover being recognized in the second quarter of 1998.

     East Cameron 371/381 started production in May 1998. Gas revenues on this property decreased from $3,358,433 in the first nine months of 1998 to ($2,037,817) in the first nine months of 1999 due primarily to a decrease in gas volumes from 1,494,613 Mcf in the first nine months of 1998 to (1,244,067) Mcf in the first nine months of 1999. In 1998, gas revenues and volumes included overpaid revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively (a net adjustment of

$1,090,367 to the Trust). Therefore, an adjustment for this 1998 overpayment was made in the first quarter of 1999. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and was to recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. In addition there were upward adjustments of $69,240 for gas revenues made in the third quarter of 1999 as discussed above. Crude oil revenues increased from $156,511 in the first nine months of 1998 to $907,780 in the first nine months of 1999 due primarily to an upward adjustment of $734,161 made in the third quarter of 1999 as discussed above. Capital expenditures increased from $2,997,807 in the first nine months of 1998 to $3,204,674 in the first nine months of 1999 due primarily to a $1,514,771 upward adjustment made in the third quarter of 1999 as discussed above. In addition, there was a prior period adjustment for the A-5 well drilling costs in the second quarter of 1999. Operating expenses decreased from $253,410 in the first nine months of 1998 to $171,637 in the first nine months of 1999 due primarily to a $261,718 downward adjustment made in the third quarter of 1999 as discussed above.

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

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the

Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1998, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $1,015,000. The release was primarily a result of a decrease in the estimates of projected capital expenditures of the Royalty Properties. In the first nine months of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,982,000. The deposit was primarily a result of an increase in the estimate of projected capital expenditures of the Royalty Properties. In addition, there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in fourth quarter 1997. As of September 30, 1999, approximately $5,888,000 remained in the Special Cost Escrow Account.

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

                                                ROYALTY PROPERTIES
                                                THREE MONTHS ENDED
                                                 SEPTEMBER 30,(1)
                                          ------------------------------
                                               1999          1998(3)
                                          --------------  --------------
Crude oil and condensate (bbls).........         212,200         362,143
Natural gas and gas products (Mcf)......       1,953,263       3,960,146
Crude oil and condensate average price,
  per bbl...............................  $        16.44  $        12.33
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.31  $         2.27
Crude oil and condensate revenues.......  $    4,420,802  $    4,463,987
Natural gas and gas products revenues...       5,148,989       8,985,994
Production expenses.....................      (1,216,448)     (2,062,538)
Capital expenditures....................      (3,124,133)     (6,598,502)
Undistributed Net Loss (Income)(2)......         (87,125)         25,966
(Provision for) Refund of escrowed
  special costs.........................      (2,390,041)     (1,229,739)
                                          --------------  --------------
NET PROCEEDS............................       2,752,044       3,585,168
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................         688,011         896,292
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $      687,942  $      896,202
                                          ==============  ==============

------------
(1) The amounts for the three months ended September 30, 1999 and 1998 represent actual production for the periods May 1999 through July 1999, and May 1998 through July 1998, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 1999, the loss carryforward was $1,278,268 ($319,567 net to the Trust).

(3) During the first quarter of 1999, Texaco, the Working Interest Owner of East Cameron 371/381 informed the Trust that it overpaid East Cameron 371/381 royalties, related primarily to natural gas production, to the Trust in the third and fourth quarters of 1998. The total gas revenue and volume reported to the Trust was $5,696,741 ($1,424,185 net to the Trust) and 2,761,549 Mcf (690,387 Mcf net to the Trust), respectively. The amount that should have been reported to the Trust for gas revenue and volume was $1,424,185 ($356,046 net to the Trust) and 690,387 Mcf (172,597 Mcf net to the Trust), respectively. As a result of these miscalculations and other minor adjustments, Texaco overpaid the Trust royalties totaling $1,090,367. Texaco recouped $404,190 of the overpayment from production in the first six months of 1999 and was to recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by Texaco. Texaco has informed the Trust in the third quarter of 1999 that it is now required to make additional adjustments to reported financial information on these properties. These adjustments resulted from Texaco's audit of these Trust properties. This audit was made by Texaco at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, Texaco has informed the Trust that the loss carryforward projected in the last two Trust quarters should be adjusted and eliminated, and that Texaco owes the Trust approximately $80,000.

                                                ROYALTY PROPERTIES
                                                NINE MONTHS ENDED
                                                 SEPTEMBER 30,(1)
                                          ------------------------------
                                             1999(3)         1998(3)
                                          --------------  --------------
Crude oil and condensate (bbls).........         711,100       1,024,928
Natural gas and gas products (Mcf)......       3,182,162       6,785,220
Crude oil and condensate average price,
  per bbl...............................  $        14.09  $        14.48
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.21  $         2.37
Crude oil and condensate revenues.......  $   10,021,350  $   14,844,876
Natural gas and gas products revenues...       7,169,251      15,978,606
Production expenses.....................      (3,533,259)     (4,014,481)
Capital expenditures....................      (5,610,497)    (14,971,535)
Undistributed Net Loss (Income)(2)......       3,214,993        (110,472)
(Provision for) Refund of escrowed
  special costs.........................      (7,927,918)      4,060,942
                                          --------------  --------------
NET PROCEEDS............................       3,333,920      15,787,936
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................         833,480       3,946,984
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $      833,397  $    3,946,589
                                          ==============  ==============

------------
(1) The amounts for the three months ended September 30, 1999 and 1998 represent actual production for the periods November 1998 through July 1999, and November 1997 through July 1998, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 1999, the loss carryforward was $1,278,268 ($319,567 net to the Trust).

(3) During the first quarter of 1999, Texaco, the Working Interest Owner of East Cameron 371/381 informed the Trust that it overpaid East Cameron 371/381 royalties, related primarily to natural gas production, to the Trust in the third and fourth quarters of 1998. The total gas revenue and volume reported to the Trust was $5,696,741 ($1,424,185 net to the Trust) and 2,761,549 Mcf (690,387 Mcf net to the Trust), respectively. The amount that should have been reported to the Trust for gas revenue and volume was $1,424,185 ($356,046 net to the Trust) and 690,387 Mcf (172,597 Mcf net to the Trust), respectively. As a result of these miscalculations and other minor adjustments, Texaco overpaid the Trust royalties totaling $1,090,367. Texaco recouped $404,190 of the overpayment from production in the first six months of 1999 and was to recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by Texaco. Texaco has informed the Trust in the third quarter of 1999 that it is now required to make additional adjustments to reported financial information on these properties. These adjustments resulted from Texaco's audit of these Trust properties. This audit was made by Texaco at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, Texaco has informed the Trust that the loss carryforward projected in the last two Trust quarters should be adjusted and eliminated, and that Texaco owes the Trust approximately $80,000.

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1999.

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

Date: November 15, 1999

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.