Form 10-K405
period 1999-12-31
TEL OFFSHORE TRUST
filed 2000-03-30
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                          UNITS OF BENEFICIAL INTEREST

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 17, 2000, of $4.50 was $21,381,795.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 17, 2000, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

     Documents Incorporated By Reference: None

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                                                              PAGE
Item  1.   Business........................................................................................     1

             Description of the Trust......................................................................     1

               General.....................................................................................     1

               History of the Trust........................................................................     3

             Description of the Units......................................................................     5

               Distributions...............................................................................     5

               Possible Requirement that Units be Divested.................................................     5

               Liability of Unit Holders...................................................................     6

               Federal Income Tax Matters..................................................................     6

               Tax-Exempt Organizations....................................................................     8

               State Law Considerations....................................................................     8

             Termination of the Trust......................................................................     8

             Royalty Income, Distributable Income and Total Assets.........................................     9

             Description of Royalty Properties.............................................................     9

               Producing Acreage and Wells.................................................................     9

               Reserves....................................................................................    10

               Operations and Production...................................................................    21

             Marketing.....................................................................................    21

               Gas Marketing...............................................................................    21

               Oil Marketing...............................................................................    23

             Competition and Regulation....................................................................    24

               Competition.................................................................................    24

               Regulation -- General.......................................................................    24

               FERC Regulations............................................................................    24

               State Regulation............................................................................    24

               Environmental Regulations...................................................................    24
Item  2.   Properties......................................................................................    26
Item  3.   Legal Proceedings...............................................................................    26
Item  4.   Submission of Matters to a Vote of Security Holders.............................................    26

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related Stockholder Matters.......................    27
Item  6.   Selected Financial Data.........................................................................    27
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................................    27
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......................................    36
Item  8.   Financial Statements and Supplementary Data.....................................................    37
Item  9.   Changes in and disagreements with Accountants on Accounting and Financial
             Disclosure....................................................................................    48

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................    49
Item 11.   Executive Compensation..........................................................................    49
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    49
Item 13.   Certain Relationships and Related Transactions..................................................    49

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    51
SIGNATURES.................................................................................................    52

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

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

GENERAL

     The TEL Offshore Trust ("Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association) ("Corporate Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is 713-216-5712. George Allman, Jr., Richard L. Melton and Gary C. Evans serve as individual trustees ("Individual Trustees") of the Trust. The Individual Trustees and the Corporate Trustee may hereinafter collectively be referred to as Trustees.

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

     A total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. The Units are traded on the OTC Bulletin Board of the National Association of Securities Dealers Automated Quotation System. The Units may also be traded on pink sheets. From inception of the Trust to December 31, 1999, distributions to Unit holders totaled approximately $83,010,000, or approximately $17.47 per Unit.

     The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefor established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $22.7 million as of October 31, 1999. (See "Termination of the Trust" and Note
8 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

     As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, Texaco acquired two of the Royalty Properties from Chevron. The Royalty Property acquired by Texaco is West Cameron 643 and East Cameron 371/381. As a result of such acquisition, Texaco replaced Chevron as the Working Interest Owner of such property and assumed Chevron's obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 Energy acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to such property effective January 1, 1998. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from Energy effective January 1, 1998. As a result of such acquisition, Amerada replaced Energy as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed Energy's obligations under the Conveyance with respect to such property.

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

FEDERAL INCOME TAX MATTERS

  OWNERSHIP OF UNITS

     The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability, each Unit holder will be treated as owning an interest in the Partnership and each Unit holder of record as of the last business day of each quarter will be allocated a share of the income and deductions of the Trust, including the Trust's share of the income and deductions of the Partnership (computed on an accrual basis), for that quarter. Also, each Unit holder will be entitled to compute cost depletion with respect to his share of income from the Royalty based on his basis in the Royalty. A Unit holder will have a basis in the Royalty equal to the basis in his Units. Unit holders that acquired Units after October 11, 1990, are entitled to percentage depletion on Royalty income attributable to those Units.

     Since the IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes, the Trustees will treat each Unit holder as owning an interest in the Partnership and will report to the Unit holders in a manner consistent with the Trust Agreement and the Partnership Agreement, allocating income and deductions of the Partnership and the Trust for each quarter to the Unit holders of record as of the last business day of that quarter. Also, since the IRS has ruled that the Royalty is a non-operating economic interest giving rise to income subject to depletion, the Trustees will treat the Royalty as a single property giving rise to income subject to depletion, although the computation of depletion will be made by each Unit holder based upon information provided by the Trustees.

     The Tax Reform Act of 1986 made significant changes as to the classification of certain income and expense items. Royalty income is considered portfolio income. Since all income from the Partnership is royalty income, this amount, net of depletion, is portfolio income and, subject to certain exceptions and transitional rules, this royalty income cannot be offset by losses from passive businesses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

  BACKUP WITHHOLDING

     Distributions from the Trust are generally subject to backup withholding at a rate of 31% of those distributions. Backup withholding will not normally apply to distributions to a Unit holder, however, unless a Unit holder fails to properly provide to the Trust his taxpayer identification number ("TIN") or the IRS notifies the Trust that the TIN provided by a Unit holder is incorrect.

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a Unit will result in capital gain or loss measured by the difference between the basis in the Unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer's basis in the property. Depletion attributable to a positive Section 743(b) basis adjustment of a Unit acquired after 1986 will also be subject to recapture as ordinary income upon disposition of the Unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the Unit was held by the Unit holder as a capital asset, either long-term or short-term depending on the holding period of the Unit. This capital gain or loss will be long-term if a Unit Holder's holding period for the Units exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 20% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the Unit has not been held for more than one year at the time of disposition.

  FOREIGN UNIT HOLDERS

     In general, a Unit holder who is a nonresident alien individual or which is a foreign corporation (each, a "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Internal Revenue Code of 1986, as amended (the "Code") (or pursuant to any similar provisions of applicable treaties). Upon making that election that Unit holder is entitled to claim all deductions with respect to that income, but he must file a United States income tax return to claim those deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually). However, that effectively connected income is subjected to withholding equal to the highest applicable percentage (tax rate) -- 39.6% for individual foreign Unit holders and 35% for corporate foreign Unit holders.

     Section 897 of the Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, Foreign Taxpayers owning greater than five percent of the outstanding Units (or 237,576 Units) are subject to United States income tax on the gain on the disposition of their Units. Foreign Taxpayers owning five percent or less of the outstanding Units are not subject to United States income tax on the gain on the disposition of their Units.

     Federal income taxation of a Foreign Taxpayer is a highly complex matter which may be affected by many other considerations. Therefore, each Taxpayer holder should consult his own tax adviser as to the advisability of his ownership of Units.

TAX-EXEMPT ORGANIZATIONS

     Investments in publicly traded partnerships are treated the same as investments in other partnerships for purposes of the rules governing unrelated business taxable income. The Royalty and interest income of the Partnership should not be unrelated business taxable income so long as, generally, a Unit holder did not incur debt to acquire a Unit or otherwise incur or maintain a debt that would not have been incurred or maintained if that Unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business income. Tax-exempt Unit holders should consult their own tax advisors with respect to the treatment of Royalty income.

STATE LAW CONSIDERATIONS

     The Trust and the Partnership have been structured so as to cause the Units to be treated for certain state law purposes essentially the same as other securities, that is, as interests in intangible personal property rather than as interests in real property. However, in the absence of controlling legal precedent, there is a possibility that under certain circumstances a Unit holder could be treated as owning an interest in real property under the laws of Louisiana. In that event, the tax, probate, devolution of title and administration laws of Louisiana or other states applicable to real property may apply to the Units, even if held by a person who is not a resident thereof. Application of these laws could make the inheritance and related matters with respect to the Units substantially more onerous than had the Units been treated as interests in intangible personal property. Unit holders should consult their legal and tax advisers regarding the applicability of these considerations to their individual circumstances.

                            TERMINATION OF THE TRUST

     The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $22.7 million as of October 31, 1999, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 1999, it is estimated that approximately 75% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS

     The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

                                                                                                 GROSS WELLS DRILLED
                                                                                               AS OF OCTOBER 31, 1999
                                                                      WORKING                ---------------------------
                                                                     INTEREST
                                                                      OWNER'S                    WELLS         SUCCESS-
                                                      ACQUISITION    OWNERSHIP                DRILLED(1)      FUL(2)(3)
                                                         DATE        INTEREST      GROSS     -------------    ----------
                     PROPERTY                          (MO.-YR.)        (%)        ACRES     EXPL.    DEV.    OIL    GAS
---------------------------------------------------   -----------    ---------   ---------   -----    ----    ---    ---
East Cameron 354...................................      12-72          50.00        5,000      2        4      0      5
West Cameron 643...................................      12-72          50.00        5,000      3       17      0     14
Eugene Island 339..................................      12-72          50.00        5,000      2       37     33      0
Eugene Island 342..................................      12-72           1.00        5,000      2       20      0     16
Eugene Island 343..................................      12-72           1.00        5,000      4       16      0     17
Eugene Island 348..................................      12-72          50.00        5,000      4        5      0      7
West Cameron 642...................................       1-73          25.00        5,000      4        7      0      8
East Cameron 370(4)................................       1-73          25.00        5,000      3        1      0      4
East Cameron 371...................................       1-73          25.00        5,000      7        2      0      4
Vermilion 246......................................       1-73          36.30        5,000      3        2      0      3
West Cameron 41 E/2(5).............................       3-74            .30        2,500      0        0      0      0
Ship Shoal 183 N/2.................................      12-73          66.70        2,500      1       28     28      0
Ship Shoal 183 NW/4 of S/2.........................       4-77          50.00          625      0        1      1      0
Ship Shoal 183 NE/4 of SW/4
  of S/2, SE/4.....................................      12-82          50.00        1,875      1        0      1      0
Eugene Island 208..................................       8-73         100.00        1,250      0        3      0      3
Eugene Island 367..................................       3-74           1.60        5,000      2        9      0      9
South Marsh Island 252.............................       3-74            .22        4,997      2        0      0      1
South Timbalier 36.................................       3-74            .30        5,000      2       20      9     11
South Timbalier 37.................................       3-74            .30        5,000     13       34     33      2
                                                                                 ---------   -----    ----    ---    ---
                                                                                    78,747     55      206    105    104
                                                                                 =========   =====    ====    ===    ===

------------

  (1) As of October 31, 1999, there were no wells in the process of drilling. See "Operations" under Item 7 of this report for a discussion of drilling activity during 1999.

  (2) As of October 31, 1999, there were 80 producing completions.

  (3) Multiple completions are counted as one well. South Timbalier 36 has 2 multiple completion wells and South Timbalier 37 has 12 multiple completion wells. Ship Shoal 182/183 has 1 multiple completion well.

  (4) This lease expired in 1996.

  (5) This lease was abandoned and expired in 1991.

RESERVES

     A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 1999. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 2 and 8 in the Notes to Financial Statements under Item 8 of this Form 10-K.

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

     The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that, as of October 31, 1999, approximately 18,731 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $11,200 in 1999 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $446,600 has been recovered from the Trust by PennzEnergy as of the end of 1999, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. PennzEnergy has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

                            DEGOLYER AND MACNAUGHTON
                               ONE ENERGY SQUARE
                              DALLAS, TEXAS 75206


                                  LETTER REPORT
                                      AS OF
                                OCTOBER 31, 1999
                                       ON
                              RESERVES AND REVENUE
                                       OF
                               CERTAIN PROPERTIES
                                  OWNED BY THE
                         TEL OFFSHORE TRUST PARTNERSHIP

                                    SEC CASE

                            DEGOLYER AND MACNAUGHTON
                                ONE ENERGY SQUARE
                               DALLAS, TEXAS 75206



                                February 8, 2000




Chevron USA Inc.
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012


Gentlemen:

        Pursuant to your request, we have prepared estimates, as of October 31, 1999, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron USA Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The Managing Partner of the Trust Partnership is Chevron. The interest appraised consists of a 25-percent net profits interest in 17 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly comprised of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995. The SONAT property was subsequently acquired by Amerada Hess Corporation (Amerada Hess) effective January 1, 1998.

DEGOLYER AND MACNAUGHTON

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

        Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 1999. Combined net reserves are defined as those reserves remaining after deducting royalties from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership Interest after deducting interests owned by others. Gas volumes are expressed as sales gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure bases of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

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

        The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 13 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 4 leases to which no reserves have been assigned. Pennzoil owns an interest in one of the productive properties and in one of the leases to which no reserves have been assigned. Texaco owns an interest in three of the productive properties. Amerada Hess and Amoco own an interest in one property each, but only the Amerada Hess property is productive. Chevron owns an interest in the remaining 10 properties.

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


                                              Trust Partnership Interest
Trust Partnership Interest net reserves =         future net revenue         x  Combined net
                                                  ------------------             reserves
                                             Combined future gross revenue


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

        Data available from wells drilled on the appraised properties through October 1999 were used in estimating gross ultimate recovery. Gross production estimated through October 31, 1999, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves. In most fields, this required that the production rates be estimated for 4 months, since production data for certain properties were available only through June 1999.

        Net proved reserves attributable to the Trust Partnership Interest, as of October 31, 1999, are estimated as follows:

                                                       OIL AND        NATURAL
                                                     CONDENSATE         GAS
                                                        (BBL)          (MCF)
                                                     ----------      ---------

Proved Developed and Undeveloped Reserves
  Reserves as of October 31, 1998 .................    652,483       3,718,432
  Revisions of Previous Estimates .................    200,224         786,426
  Improved Recovery ...............................          0               0
  Purchases of Minerals in Place ..................          0               0
  Extensions, Discoveries, and Other Additions ....      2,841          42,184
  Production ......................................   (242,496)     (1,197,518)
  Sales of Minerals in Place ......................          0               0
  Reserves as of October 31, 1999 .................    613,052       3,349,524

Proved Developed Reserves
  Reserves as of October 31, 1998 .................    652,356       3,710,098
  Reserves as of October 31, 1999 .................    612,610       3,338,142

        Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interest. These monthly values for the aggregate of the combined interest in the Subject Properties were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2000. The future accrual or escrow amounts for each of the five groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 4.62 percent per year as specified by Chevron was credited monthly as a reduction in operating costs. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the five groups of the properties (Chevron, Pennzoil, Texaco, Amerada Hess, and Amoco). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 4.62 percent per year as specified by Chevron. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax expenses were not taken into account in estimating future net revenue and present worth. No deductions were made in the foregoing reserves for any outstanding production payments.

        Revenue values in this report were estimated using the initial prices and costs provided by Chevron. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). These guidelines require the use of prices for oil and condensate in effect on October 31, 1999. The initial and future prices and producing rates used in this report have been reviewed by Chevron and it has represented that the gas prices and rates used herein are those that the Trust Partnership could reasonably expect to receive on October 31, 1999. The assumptions used for estimating future prices and costs are as follows:

        OIL AND CONDENSATE PRICES

            Oil and condensate prices applicable in October 1999 were used as initial prices with no increases based on inflation. The initial oil and condensate prices were furnished by Chevron.

        NATURAL GAS PRICES

            Initial gas prices furnished by Chevron were prices in effect on October 31, 1999, and were represented to be in accordance with existing gas contracts. Chevron further represents that these contracts provide for periodic price redeterminations, but do not provide for any fixed or determinable escalations. Therefore, the initial prices were used for the remaining life of the properties.

        OPERATING AND CAPITAL COSTS

            Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1999 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the four leases which are considered depleted and to which no reserves have been assigned.

        A summary of estimated revenue and costs attributable to the combined interest in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 1999, is as follows:

                                                                                                 AMERADA
                                                    CHEVRON        PENNZOIL       TEXACO           HESS        AMOCO
                                                  PROPERTIES      PROPERTIES    PROPERTIES      PROPERTIES   PROPERTIES     TOTAL
                                                  ----------      ----------    ----------     ------------  ----------  ----------
COMBINED INTEREST
   Future Gross Revenue ($) ..................    77,307,780      1,089,954     19,461,274        713,184        0       98,572,192
   Operating Costs ($) .......................    (8,285,841)      (206,766)    (4,573,030)      (331,084)       0      (13,396,721)
   Capital Costs ($)(1) ......................   (10,201,464)      (191,750)    (5,587,085)      (278,410)       0      (16,258,709)

   Future Net Revenue ($) ....................    58,820,475        691,438      9,301,159        103,690        0       68,916,762
   Cost Escrow as of 10-31-99 ($) ............    13,362,400        235,140      8,216,386        403,036        0       22,216,962
   Interest Credit on Accrued Balance ($) ....     2,294,672         57,055      1,152,406         34,853        0        3,538,986
   Interest on Deficit ($) ...................             0              0              0              0        0                0
   Overhead ($) ..............................    (2,942,462)       (46,266)      (923,079)       (40,704)       0       (3,952,511)

   Revenue Subject to Net Profits Interest ($)    71,535,085        937,367     17,746,872        500,875        0       90,720,199

TRUST PARTNERSHIP INTEREST
   Future Net Revenue ($)(2) .................    17,883,721        234,321      4,436,686        125,210        0       22,679,938
   Present Worth at 10 Percent ($)(2) ........    14,593,893        193,357      3,758,778        113,557        0       18,659,585

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

                                                 Submitted,

                                                 /s/ DeGOLYER and MacNAUGHTON
                                                     DeGolyer and MacNaughton



 -------------------------
|                         |
|      STATE OF TEXAS     |
|     THOMAS A. SCHOB     |
|          52722          |
|       REGISTERED        |
|  PROFESSIONAL ENGINEER  |                      /s/ THOMAS A. SCHOB, P.E.
|                         |                          Thomas A. Schob, P.E.
 -------------------------                           Vice President
                                                     DeGolyer and MacNaughton

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

     The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $372,500 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

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

     The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 1999 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

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

     Spot domestic natural gas prices generally increased in 1999 and early 2000. Crude oil prices increased in 1999 and early 2000.

     It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

GAS MARKETING

     During 1999, gas sales by the Working Interest Owners under a contract with Texaco Natural Gas, Inc. ("TNG") and Dynegy Inc. ("Dynegy") accounted for
46% and 47%, respectively, of total gas revenues from the Royalty Properties.

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

     Due to the seasonal nature of demand for natural gas and its effects on sales prices and production volumes, the amount of gas sold with respect to the Royalty Properties may vary. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year. Because of the time lag between the date on which the Working Interest Owners receive payment for production from the Royalty Properties and the date on which distributions are made to Unit holders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to the Trust in later periods.

     The following paragraphs discuss the marketing of gas from the principal Royalty Properties.

     WEST CAMERON 643. West Cameron 643 contributed approximately 63% of the revenues from gas sales from the Royalty Properties in 1999. The average price received for natural gas from all of the Working Interest Owner's purchasers on West Cameron 643 during 1999 was $2.33 per Mcf and the price received for February 2000 was $2.38 per Mcf. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation.

     EAST CAMERON 371/381. East Cameron 371/381 contributed approximately (15)% of the revenues from gas sales from the Royalty Properties in 1999. The average price received for natural gas from all of the Working Interest Owner's purchasers on East Cameron 371/381 during 1999 was $2.07 per Mcf and the price received for February 2000 was $2.26 per Mcf. The gas from East Cameron 371/381 is currently committed to TNGI on terms similar to gas committed to West Cameron 643

     SHIP SHOAL 182/183. Ship Shoal 182/183 contributed approximately 33% of the revenues from gas sales from the Royalty Properties in 1999. The average price received for natural gas from all of the Working Interest Owner's purchasers on Ship Shoal 182/183 during 1999 was $2.19 per Mcf and the price received for February 2000 was $2.50 per Mcf. The gas from Ship Shoal 182/183 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

     EUGENE ISLAND 339. Eugene Island 339 contributed approximately 9% of the revenues from gas sales from the Royalty Properties in 1999. The average price received for natural gas from all of the Working Interest Owner's purchasers on Eugene Island 339 during 1999 was $2.21 per Mcf and the price received for February 2000 was $2.31 per Mcf. The gas from Eugene Island 339 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

OIL MARKETING

     Crude oil purchases by Texaco, Inc. and by the Supply and Distribution Department of Chevron accounted for approximately 9% and 91%, respectively, of total crude oil revenues from the Royalty Properties during 1999.

     Under TEPI's tendering procedure, Equiva Trading Company (Texaco's crude oil marketing joint venture) purchases crude oil based on the prices TEPI receives from third parties under a competitive bidding procedure. Average monthly prices for fiscal 1999 ranged from $11.1284 per barrel to $26.4543 per barrel. The average crude oil price under this arrangement for January 2000 production was approximately $26.23 per barrel.

     The Supply and Distribution Department of Chevron purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1999 ranged from $9.34 per barrel to $21.72 per barrel. The average price of crude oil sold under this arrangement for February 2000 was approximately $28.68 per barrel.

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

FERC REGULATION

     In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant, it does so pursuant to private contracts in direct competition with all other sellers, such as the Working Interest Owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs of gathering assets," may have the adverse effect of increasing the cost of doing business on some in the industry. In 1996, the FERC issued a Statement of Policy regarding its jurisdiction under the NGA and OCSLA over new natural gas facilities and services on the OCS. Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. Requests for rehearing of Order No. 637 are pending before the FERC. Once the FERC has addressed the rehearing requests, the order may be subject to judicial review. As to all of these recent FERC initiatives, the Working Interest Owners have advised the Trust that the ongoing or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

     Under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. The Working Interest Owners are currently maintaining their required OSFR. Although the Working Interest Owners have advised the Trust that current environmental regulation has had no material adverse effect on the Working Interest Owners' present method of operations, future environmental regulatory developments such as stricter environmental regulation and enforcement policies cannot presently be quantified.

     The Working Interest Owners' operations are subject to regulation, principally under the following federal statutes, along with their analogous state statutes.

  WATER

     The Federal Water Pollution Control Act of 1972, as amended, and the Oil Pollution Act of 1990 impose certain liabilities and penalties upon persons and entities, such as the Working Interest Owners, for any discharges of petroleum products in reportable quantities, for the costs of removing an oil spill, and for natural resource damages. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in surface waters. The federal NPDES permits prohibit the discharge of produced water, sand and other substances related to the oil and gas industry to coastal waters of Louisiana and Texas. The Working Interest Owners have advised the Trust that these costs have not had a material adverse impact on their operations.

  AIR EMISSIONS

     Amendments to the federal Clean Air Act were enacted in late 1990 and require most industrial operations in the United States, including offshore operations, to incur capital expenditures for air emission control equipment in connection with maintaining and obtaining operating permits and approvals addressing other air emission related issues. The Environmental Protection Agency ("EPA") and state environmental agencies have been developing regulations to implement these requirements. Some of the Working Interest Owners' facilities are included within the categories of hazardous air pollutant sources which will be affected by these regulations and these regulations could make operation of the Royalty Properties more costly.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Trust Units are traded on the OTC Bulletin Board. The Trust Units may also be traded on pink sheets. At March 17, 2000, the 4,751,510 Units outstanding were held by 1,848 Unit holders of record. The high and low sales price as reported by the OTC Bulletin Board, and distributions for each quarter for the years ended December 31, 1999 and 1998, were as follows:

               QUARTER                  HIGH        LOW        DISTRIBUTION
               -------                  ----        ---        ------------
1999:
     Fourth..........................   $ 4         $3 7/16      $.436046
     Third...........................     3 7/8      3 7/16       .127953
     Second..........................     4 1/4      3 3/8        .000000
     First...........................     4 3/8      3 9/16       .011700
1998:
     Fourth..........................   $ 4 5/8     $3 1/4       $.360208
     Third...........................     5 1/4      4 1/2        .170549
     Second..........................     5 5/8      5            .213754
     First...........................     5 7/16     4 1/2        .413421

     Sales prices on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                             YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------
                                           1999          1998          1997          1996          1995
                                       ------------  ------------  ------------  ------------  ------------
Royalty income.......................  $  2,953,377  $  5,773,114  $  7,003,259  $    785,708  $  1,383,458
Distributable income.................  $  2,735,446  $  5,501,938  $  6,058,057  $    590,417  $    614,836
Distributions per Unit...............  $    .575699  $   1.157932  $   1.274973  $    .124258  $    .129396
Total assets.........................  $  3,823,891  $  3,520,190  $  4,128,590  $  1,818,212  $  2,333,224

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

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the

Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no Royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the Trust deposited $99,536 into the Trust's cash reserve account. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount at December 31, 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust. This $25,258 was redeposited to the Trust's cash reserve account during the third quarter of 1999.

OPERATIONS

  YEARS 1999 AND 1998

     During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that Texaco overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. Texaco recouped $404,190 of the overpayment from production in the first six months of 1999 and was to recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by Texaco. Texaco informed the Trust in the third quarter of 1999 that it was required to make additional adjustments to reported financial information on these properties. These adjustments resulted from Texaco's audit of these Trust properties. This audit was made by Texaco at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, Texaco has informed the Trust that the loss carryforward projected in the first two quarters of 1999 should be adjusted and eliminated, and that Texaco owed the Trust approximately $80,000. The following summary presents 1998 and 1999 activity inclusive of these adjustments.

     Royalty income decreased approximately 49% from $5,773,114 in 1998 to $2,953,377 in 1999 primarily due to a significant decrease in gas revenues as discussed below. This decrease in gas revenues was partially offset by the significant decrease in capital expenditures in 1999 as discussed below.

     For 1999, the Trust had an undistributed net loss of approximately $783,489 compared to undistributed net income of approximately $41,657 in 1998. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. The undistributed net income for 1998 was applied to a loss carryforward that resulted from the Eugene Island 348 gas imbalance settlement in 1994, as discussed below.

     Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

  NATURAL GAS AND GAS PRODUCTS

     Gas revenues decreased approximately 50% from $21,917,044 in 1998 to $10,952,595 in 1999, due primarily to a 53% decrease in gas volumes from 10,005,749 Mcf in 1998 to 4,696,022 Mcf in 1999. The decrease in volumes was primarily attributable to volume and royalty overpayments made by the Working

Interest Owner of the East Cameron 371/381 property to the Trust during the third and fourth quarters of 1998. The decrease in volumes was slightly offset by a 5% increase in the average price received for natural gas from $2.22 per Mcf in 1998 to $2.32 per Mcf in 1999.

     Chevron has advised the Trust that as of October 31, 1999 approximately 18,731 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in
Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $11,200 in 1999 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $446,600 has been recovered from the Trust, including $78,000 and $42,300 during 1999 and 1998, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

  CRUDE OIL AND CONDENSATE

     Crude oil and condensate revenues decreased approximately 15% from $18,060,937 in 1998 to $15,413,693 in 1999, due primarily to a 25% decrease in crude oil and condensate volumes from 1,301,651 barrels in 1998 to 969,984 barrels in 1999. The decrease in volumes was primarily attributable to the adjustments referred to above on the East Cameron 371/381 property and West Cameron 643 property. This decrease in volumes was slightly offset by a 14% increase in the average price received from $13.88 per barrel in 1998 to $15.89 per barrel in 1999.

  OPERATING AND CAPITAL EXPENDITURES

     Operating expenses increased approximately 1% from $4,342,765 in 1998 to $4,369,885 in 1999.

     Capital expenditures decreased approximately 60% from $16,590,617 in 1998 to $6,633,800 in 1999 due primarily to the costs associated with drilling the B-7, B-9 and B-12 wells in the first quarter of 1998 and the B-16 well in the second quarter of 1998 on the Eugene Island 339 property.

  SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The
Trust's share of interest generated from the Special Cost Escrow Account, approximately $202,900 in 1999, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

     In the first quarter of 2000, there was a net deposit of funds into the Special Cost Escrow Account of approximately $265,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties.

     In 1999, the Working Interest Owners deposited a net amount of approximately $1,587,400 into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimate of projected capital expenditures on the Royalty Properties. In addition there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in the fourth quarter of 1997. As of December 31, 1999, approximately $5,493,000 remained in the Special Cost Escrow Account.

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

  SUMMARY BY PROPERTY

     Listed below is a summary of 1999 operations as compared to 1998 of the four principal Royalty Properties based on gross revenues generated.

  EUGENE ISLAND 339

     Eugene Island 339 crude oil revenues increased from $4,663,521 in 1998 to $5,053,716 in 1999 primarily due to an increase in the average crude oil price from $12.39 per barrel in 1998 to $13.96 per barrel in 1999. This increase in price was partially offset by a decrease in volumes from 376,500 barrels in 1998 to 362,018 barrels in 1999. Gas revenues decreased from $1,275,998 in 1998 to $976,051 in 1999 primarily due to a decrease in gas volumes from 602,519 Mcf in 1998 to 487,938 Mcf for the same period in 1998. The decrease in gas volumes was due primarily to continued natural production decline on this property. In addition, there was a decrease in the average price received for natural gas from $2.27 per Mcf in 1998 to $2.21 per Mcf in 1999. Operating expenses increased from $718,706 in 1998 to $1,480,059 in 1999 due primarily to an adjustment to properly reflect costs in the first quarter of 1998. Capital expenditures decreased $9,225,296 in 1999 in comparison to 1998 due primarily to drilling activity on the B-7, B-9 and B-12 wells in the first quarter of 1998.

     As discussed under "Description of the Royalty Properties -- Reserves," the Working Interest Owner has advised the Trust that as of October 31, 1999 there was an overtake imbalance position of approximately 18,731 Mcf (4,683 Mcf net to the Trust) on this property. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance.

     The Working Interest Owner has advised the Trust that it plans to drill a delineation well in mid-2000 at an aggregate cost of approximately $2,769,000 ($692,250 net to the Trust).

  SHIP SHOAL 182/183

     Ship Shoal 182/183 crude oil revenues decreased from $12,785,064 in 1998 to $8,751,680 in 1999 primarily due to a decrease in crude oil production from 881,477 barrels in 1998 to 570,487 barrels in 1999. The decrease in crude oil production was due primarily to continued natural production decline on these properties and due to a compressor being shut down for 12 days in April 1999 due to mechanical problems experienced in the production facilities. This decrease in volumes were partially offset by an increase in the average crude oil price from $14.50 per barrel in 1998 to $15.34 per barrel for the same period in 1999. Gas revenues decreased from $5,046,157 in 1998 to $3,667,882 in 1999 due to a decrease in the average natural gas sales price from $2.24 per Mcf in 1998 to $2.19 per Mcf in 1999. In addition, there was a decrease in gas volumes from 2,327,228 Mcf in 1998 to 1,740,431 Mcf in 1999. This decrease in gas volumes was due primarily to the E-2 well being shut-in in the third quarter of 1999, a production decline on the E-10 well in the fourth quarter of 1999 and the F-2 well no longer producing as of the fourth quarter of 1999. Operating expenses decreased from $1,564,303 in 1998 to $1,561,850 in 1999. Capital expenditures decreased from $1,575,518 in 1998 to $1,570,205 in 1999.

     The Working Interest Owner has advised the Trust that approximately 99,934 Mcf have been overtaken by the Working Interest Owner from this property. The Trust's share of this overtake position is approximately 24,983 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance.

  WEST CAMERON 643

     West Cameron 643 gas revenues decreased from $8,398,405 in 1998 to $6,846,390 in 1999 due primarily to a decrease in gas volumes from 3,665,784 Mcf in 1998 to 2,942,979 Mcf in 1999. The decrease in gas volumes was due primarily to lower production in 1999 on the A-2, A-9, B-8 and B-9 wells drilled in 1996, the B-9 well watering out in the fourth quarter of 1998 and the continued natural production decline. This decrease in volumes was slightly offset by an increase in the average price received for natural gas from $2.29 per Mcf in 1998 to $2.33 per Mcf in 1999. Operating expenses decreased from $1,460,966 in 1998 to $998,964 in 1999, due primarily to workovers performed in 1998 on the A-6 and A-17 wells. Capital expenditures increased from $1,215,381 in 1998 to $1,312,924 in 1999.

  EAST CAMERON 371/381

     East Cameron 371/381 started production in May 1998. Gas revenues on this property decreased from $5,696,741 in 1998 to ($1,688,792) in 1999 due primarily to a decrease in gas volumes from 2,761,549 Mcf in 1998 to (1,010,290) Mcf in 1999. In 1998, gas revenues and volumes included overpaid revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively (a net adjustment of $1,090,367 to the Trust). Therefore, an adjustment for this 1998 overpayment was made in the first quarter of 1999. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and was to recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. In addition there were upward adjustments of $69,240 for gas revenues made in the third quarter of 1999 as discussed above. Crude oil revenues increased from $299,008 in 1998 to $1,080,222 in 1999 due primarily to an upward adjustment of $734,161 made in the third quarter of 1999 as discussed above. Capital expenditures decreased from $3,916,828 to $3,316,826 in 1999. Operating expenses decreased from $337,608 in 1998 to $107,186 in 1999, due primarily to a $261,718 downward adjustment made in the third quarter as discussed above.

  YEARS 1998 AND 1997

     During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid East Cameron 371/381 royalties, related primarily to natural gas production, to the Trust in the third and fourth quarters of 1998. The total gas revenue and volume reported to the Trust was $5,696,741 ($1,424,185 net to the Trust) and 2,761,549 Mcf (690,387 Mcf net to the Trust), respectively. The amount that should have been reported to the Trust for gas revenue and volume was $1,424,185 ($356,046, net to the Trust) and 690,387 Mcf (172,597 Mcf
net to the Trust), respectively. As a result of these miscalculations and other minor adjustments, the Working Interest Owner overpaid the Trust royalties totaling $1,090,367. Due to the overpayments, the Working Interest Owner of East Cameron 371/381 will recoup the overpayment of royalties through future production on East Cameron 371/381 and West Cameron 643, which properties are operated by this Working Interest Owner.

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

  SUMMARY BY PROPERTY

     Listed below is a summary of 1998 operations as compared to 1997 of the four principal Royalty Properties based on gross revenues generated.

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

                                                                        ROYALTY PROPERTIES
                                                                    YEAR ENDED DECEMBER 31,(1)
                                                          ----------------------------------------------
                                                               1999          1998(3)           1997
                                                          --------------  --------------  --------------
Crude oil and condensate (bbls).........................         969,984       1,301,651       1,496,617
Natural gas and gas products (Mcf)......................       4,696,022      10,005,749       6,990,809
Crude oil and condensate average price, per bbl.........  $        15.89  $        13.88  $        20.06
Natural gas average price, per Mcf (excluding gas
  products).............................................  $         2.32  $         2.22  $         2.69
Crude oil and condensate revenues.......................  $   15,413,693  $   18,060,937  $   30,018,655
Natural gas and gas products revenues...................      10,952,595      21,917,044      18,680,941
Production expenses.....................................      (4,702,240)     (5,297,247)     (7,275,354)
Capital expenditures....................................      (6,633,800)    (16,590,617)     (7,379,553)
Undistributed net loss (income)(2)......................       3,133,956        (166,626)     (3,810,733)
(Provision for) Refund of escrowed special costs........      (6,349,516)      5,171,273      (2,218,120)
                                                          --------------  --------------  --------------
NET PROCEEDS............................................  $   11,814,688  $   23,094,764  $   28,015,836
Royalty interest........................................             x25%            x25%            x25%
                                                          --------------  --------------  --------------
Partnership share.......................................       2,953,672       5,773,691       7,003,959
Trust interest..........................................          x99.99%         x99.99%         x99.99%
                                                          --------------  --------------  --------------
Trust share.............................................  $    2,953,377  $    5,773,114  $    7,003,259
                                                          ==============  ==============  ==============

------------
  (1) Amounts represent actual production for the twelve month period ending on October 31 of each year, respectively.

  (2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of December 31, 1999, the loss carryforward was $1,197,240 ($299,310 net to the Trust).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to Item 1 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Trustees and Unit Holders of TEL Offshore Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 1999. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As described in Note 3 to the financial statements, these financial statements were prepared on a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1999, and its distributable income and changes in trust corpus for the year ended December 31, 1999, on the comprehensive basis of accounting described in Note 3.

DELOITTE & TOUCHE LLP

Houston, Texas
March 15, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Unit Holders of TEL Offshore Trust:

     We have audited the accompanying statement of assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1998 and the related statements of distributable income and changes in trust corpus for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 1998, and its distributable income and changes in trust corpus for each of the years ended December 31, 1998 and 1997, on the comprehensive basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 1999

                               TEL OFFSHORE TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                        1999          1998
                                                                                    ------------  ------------
ASSETS
Cash and cash equivalents.........................................................  $  3,456,123  $  3,077,569
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $27,899,887 and $27,825,034 at December 31, 1999 and 1998,
  respectively....................................................................       367,768       442,621
                                                                                    ------------  ------------
Total assets......................................................................  $  3,823,891  $  3,520,190
                                                                                    ============  ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders..............................................  $  2,071,880  $  1,711,534
Reserve for future Trust expenses.................................................     1,384,243     1,366,035
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at
  December 31, 1999 and 1998).....................................................       367,768       442,621
                                                                                    ------------  ------------
Total liabilities and trust corpus................................................  $  3,823,891  $  3,520,190
                                                                                    ============  ============

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                      1999          1998          1997
                                                                  ------------  ------------  ------------
Royalty income..................................................  $  2,953,377  $  5,773,114  $  7,003,259
Interest income.................................................        62,876        67,377        54,798
                                                                  ------------  ------------  ------------
                                                                     3,016,253     5,840,491     7,058,057
General and administrative expenses.............................      (262,599)     (445,207)     (406,934)
(Increase) Decrease in reserve for future Trust expenses........       (18,208)      106,654      (593,066)
                                                                  ------------  ------------  ------------
Distributable income............................................  $  2,735,446  $  5,501,938  $  6,058,057
                                                                  ============  ============  ============
Distributions per Unit (4,751,510 Units)........................  $    .575699  $   1.157932  $   1.274973
                                                                  ============  ============  ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                    1999           1998           1997
                                                               --------------  ------------  --------------
Trust corpus, beginning of year..............................  $      442,621  $    703,214  $      938,589
Distributable income.........................................       2,735,446     5,501,938       6,058,057
Distributions to Unit holders................................      (2,735,446)   (5,501,938)     (6,058,057)
Amortization of overriding royalty interest..................         (74,853)     (260,593)       (235,375)
                                                               --------------  ------------  --------------
Trust corpus, end of year....................................  $      367,768  $    442,621  $      703,214
                                                               ==============  ============  ==============

                       See notes to financial statements.

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

          (d) the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at $22.7 million as of October 31, 1999. (See Note 8 for further information regarding estimated future net revenues.) Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

     The Trust is administered by Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association) ("Corporate Trustee") and George Allman, Jr., Richard L. Melton and Gary C. Evans ("Individual Trustees"), as trustees ("Trustees").

(2)  NET OVERRIDING ROYALTY INTEREST

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

     Crude oil sales to Chevron accounted for approximately 91%, 98% and 32% of crude oil revenues from the Royalty Properties during 1999, 1998 and 1997, respectively. Chevron purchased crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 1999 ranged from $9.34 per bbl to $21.72 per bbl. The average price of crude oil sold under this arrangement for February 2000 was approximately $28.68 per bbl. Sales to Texaco Inc. accounted for approximately 9%, 2% and 68% of crude oil revenues from the Royalty Properties during 1999, 1998 and 1997, respectively. Sales to Texaco Natural Gas Inc. and Dynegy Inc. ("Dynegy") accounted for approximately 46% and 47%, respectively, of total gas revenues from the Royalty Properties during 1999.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  NET OVERRIDING ROYALTY INTEREST -- (CONTINUED)

     The Trust's share of Royalty income was reduced by approximately $286,000, $462,400 and $473,900 in 1999, 1998 and 1997, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

     This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the net overriding royalty interest, calculated on a units-of-production basis, is charged directly to Trust corpus since such amount does not affect distributable income.

     Cash and cash equivalents include all highly liquid short-term investments with original maturities of three months or less.

     IMPAIRMENT OF LONG-LIVED ASSETS. The Trust reviews net overriding royalty interest in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the years presented.

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

net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account, approximately $202,900, $225,000 and $215,900 for 1999, 1998 and 1997, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 1999, 1998 and 1997, approximately $5,493,000, $3,329,000 and $4,622,000 respectively, remained in the Special Cost Escrow Account. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

     In the first quarter of 2000, there was a net deposit of funds into the Special Cost Escrow Account of approximately $265,000. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties. Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

     In 1999, the Working Interest Owners deposited a net amount of approximately $1,587,400 into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the estimate of projected capital expenditures of the Royalty Properties. In addition, there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in fourth quarter 1997.

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

(7)  COMMITMENTS AND CONTINGENCIES

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $78,000, $42,300 and $166,100 was recovered from the Trust by the Working Interest Owner during 1999, 1998 and 1997, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(7)  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

(8)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 1999, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

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

     The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that as of October 31, 1999, approximately 18,731 Mcf were overtaken by Chevron from the Eugene Island 339 property in prior periods. The Partnership's share of revenue related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $11,200 in 1999 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

     Distributable income for the Partnership for the periods ended December 31, 1999, 1998 and 1997 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 1999, 1998 and 1997, respectively. Accordingly, all reserve information included in the tables below is as of October 31, 1999, 1998 and 1997.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(8)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) -- (CONTINUED)

     Estimated net proved reserves attributable to the Partnership's net royalty interest for the periods indicated, are as follows:

                                                                                               PARTNERSHIP
                                                                                        -------------------------
                                                                                        CRUDE OIL
                                                                                           AND          NATURAL
                                                                                        CONDENSATE        GAS
                                                                                          (BBLS)         (MCF)
                                                                                        ----------     ----------
Proved Developed and Undeveloped Reserves:
  October 31, 1996...................................................................     918,021       4,893,525
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................        (820)        (28,172)
                                                                                        ----------     ----------
    October 31, 1996, net of reserves related to PennzEnergy.........................     917,201       4,865,353
                                                                                        ==========     ==========
  October 31, 1996...................................................................     918,021       4,893,525
  Revisions of previous estimates(a).................................................     146,517        (156,820)
  Extensions, discoveries and other additions........................................      26,005         669,356
  Royalty production.................................................................    (374,154)     (1,782,704)
                                                                                        ----------     ----------
  October 31, 1997...................................................................     716,389       3,623,357
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,292)        (94,891)
                                                                                        ----------     ----------
    October 31, 1997, net of reserves related to PennzEnergy.........................     714,097       3,528,466
                                                                                        ==========     ==========
  October 31, 1997...................................................................     716,389       3,623,357
    Revisions of previous estimates(a)...............................................     250,454       1,405,224
    Extensions, discoveries and other additions......................................      11,053       1,241,385
    Royalty production...............................................................    (325,413)     (2,551,534)
                                                                                        ----------     ----------
  October 31, 1998...................................................................     652,483       3,718,432
                                                                                        ==========     ==========
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,267)        (78,165)
                                                                                        ----------     ----------
    October 31, 1998, net of reserves related to PennzEnergy.........................     650,216       3,640,267
                                                                                        ==========     ==========
  October 31, 1999...................................................................     613,052       3,349,524
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,334)        (67,582)
                                                                                        ----------     ----------
    October 31, 1999, net of reserves related to PennzEnergy.........................     610,718       3,281,942
                                                                                        ==========     ==========
Proved Developed Reserves:
  October 31, 1995, net of reserves related to PennzEnergy...........................     200,653         811,935
                                                                                        ==========     ==========
  October 31, 1996...................................................................     917,883       4,885,185
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................        (820)        (28,172)
                                                                                        ----------     ----------
    October 31, 1996, net of reserves related to PennzEnergy.........................     917,063       4,857,013
                                                                                        ==========     ==========
  October 31, 1997...................................................................     695,300       2,949,371
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,292)        (94,891)
                                                                                        ----------     ----------
    October 31, 1997, net of reserves related to PennzEnergy.........................     693,008       2,854,480
                                                                                        ==========     ==========
  October 31, 1998...................................................................     652,356       3,710,098
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,267)        (78,165)
                                                                                        ----------     ----------
    October 31, 1998, net of reserves related to PennzEnergy.........................     650,089       3,631,933
  October 31, 1999...................................................................     612,610       3,338,142
  Additional disclosures:
    Reserves related to PennzEnergy(d)...............................................      (2,334)        (67,582)
                                                                                        ----------     ----------
    October 31, 1999, net of reserves related to PennzEnergy.........................     610,276       3,270,560
                                                                                        ==========     ==========

                                                   (SEE NOTES ON FOLLOWING PAGE)

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(8)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) -- (CONTINUED)

     The following table sets forth estimates of the standardized measure of discounted future Royalty income (based upon a discount rate of 10 percent) from estimated future production of proved oil and gas reserves attributable to the Partnership as of October 31, 1999, 1998 and 1997:

                                         1999       1998       1997
                                       ---------  ---------  ---------
                                                 (THOUSANDS)
Future Royalty income................  $  22,680  $  16,338  $  25,224
Discount at 10% per annum............     (4,020)    (2,774)    (4,175)
                                       ---------  ---------  ---------
Standardized measure of discounted
  future Royalty income from proved
  oil and gas reserves, discounted at
  10% per annum(c)...................     18,660     13,564     21,049
Additional disclosures:
  Amounts attributable to
     PennzEnergy(d)..................       (193)      (155)      (250)
                                       ---------  ---------  ---------
  Standardized measure of discounted
     future Royalty income from
     proved oil and gas reserves,
     discounted at 10% per annum, net
     of amounts attributable to
     PennzEnergy(c)..................  $  18,467  $  13,409  $  20,799
                                       =========  =========  =========

     The following table summarizes the changes in the standardized measure of discounted future Royalty income for the Partnership for the twelve months ended October 31, 1999, 1998 and 1997:

                                         1999       1998       1997
                                       ---------  ---------  ---------
                                                 (THOUSANDS)
Beginning balance(c).................  $  13,564  $  21,049  $  24,551
  Revisions of previous
     estimates(a)....................      5,278     (6,179)      (263)
  Extensions, discoveries and other
     additions.......................        144      1,981      2,087
  Royalty income.....................     (2,953)    (5,773)    (7,003)
  Accretion of discount..............      1,356      2,105      2,455
  Other(b)...........................      1,271        381       (778)
                                       ---------  ---------  ---------
        Net changes in standardized
           measure...................      5,096     (7,485)    (3,502)
                                       ---------  ---------  ---------
Ending balance(c)....................     18,660     13,564     21,049
Additional disclosures:
  Amounts attributable to
     PennzEnergy(d)..................       (193)      (155)      (250)
                                       ---------  ---------  ---------
  Ending balance, net of amounts
     attributable to
     PennzEnergy(c)..................  $  18,467  $  13,409  $  20,799
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

(d) As a result of the imbalance settlement by PennzEnergy, discussed in Note 7 to the financial statements, the associated volumes and future royalty income related to the PennzEnergy owned properties have been excluded from the Trust's Supplemental Reserve Information, beginning in 1994.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:
                                   ----------------------------------------------------------
                                       FIRST         SECOND          THIRD         FOURTH
                                   -------------  -------------  -------------  -------------
1999*:
     Royalty income..............  $      88,696  $      56,759  $     687,942  $   2,119,980
     Distributable income........  $      55,593  $           0  $     607,973  $   2,071,880
     Distributions per Unit......  $     .011700  $     .000000  $     .127953  $     .436046

1998*:
     Royalty income..............  $   1,934,392  $   1,115,995  $     896,202  $   1,826,525
     Distributable income........  $   1,964,378  $   1,015,656  $     810,370  $   1,711,534
     Distributions per Unit......  $     .413421  $     .213754  $     .170549  $     .360208

------------

* Royalty income and distributable income were decreased or increased in certain quarters due to deposits to or releases from the Special Cost Escrow Account as discussed in Note 5 above.

                                     *****

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

                                                                            AMOUNT
                                                                          AND NATURE
                                                                              OF           PERCENT
          TITLE OF CLASS OF                    NAME AND ADDRESS           BENEFICIAL          OF
          VOTING SECURITIES                  OF BENEFICIAL OWNER         OWNERSHIP(1)       CLASS
-------------------------------------   ------------------------------   ------------      --------
Units of Beneficial Interest.........   Magnum Hunter Resources, Inc.      1,923,871(2)       40.5
                                          600 East Las Colinas
                                          Blvd., Suite 1100
                                          Irving, Tx 75039

------------

(1) Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2) Information obtained from Schedule 13D Amendment No. 1 dated January 5,
    1999 and January 4, 2000, Magnum Hunter Resources, Inc. and Bluebird Energy, Inc. ("Bluebird") and from Form 4's dated February 3, 1999. Bluebird is a wholly owned subsidiary of Magnum Hunter and directly owns 1,855,689 Units. Voting and dispositive power for these Units is shared between Magnum Hunter and Bluebird. Magnum Hunter directly owns an additional 68,182 Units and has sole voting and dispositive power with respect to such Units.

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

     Crude oil sales to Texaco, Inc. and the Supply and Distribution Department of Chevron accounted for approximately 9% and 91%, respectively, of total crude oil revenues from the Royalty Properties during 1998.

     The Trust's share of Royalty income was reduced by approximately $286,000 in 1999 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 1999.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
  (A) (1) FINANCIAL STATEMENTS
     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages as indicated:

                                                                                             PAGE IN THIS
                                                                                               FORM 10-K
Independent Auditors' Report..............................................................         37
Report of Independent Public Accountants..................................................         38
Statements of Assets, Liabilities and Trust Corpus........................................         39
Statements of Distributable Income........................................................         39
Statements of Changes in Trust Corpus.....................................................         39
Notes to Financial Statements.............................................................         40

  (A) (2)  SCHEDULES
     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (A) (3)  EXHIBITS
     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference).

                                                                                             SEC FILE OR
                                                                                            REGISTRATION     EXHIBIT
                                                                                               NUMBER        NUMBER
                                                                                            -------------    -------
      4(a)*     Trust Agreement dated as of January 1, 1983, among Tenneco Offshore
                Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as
                individual trustees (Exhibit 4(a) to Form
                10-K for year ended December 31, 1992 of TEL Offshore Trust).............       0-6910           4(a)
      4(b)*     Agreement of General Partnership of TEL Offshore Trust Partnership
                between Tenneco Oil Company and the TEL Offshore Trust, dated January 1,
                1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL
                Offshore Trust)..........................................................       0-6910           4(b)
      4(c)*     Conveyance of Overriding Royalty Interests from Exploration I to the
                Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992
                of TEL Offshore Trust)...................................................       0-6910           4(c)
      4(d)*     Amendments to TEL Offshore Trust Trust Agreement, dated December 7, 1984
                (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL
                Offshore Trust)..........................................................       0-6910           4(d)
      4(e)*     Amendment to the Agreement of General Partnership of TEL Offshore Trust
                Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K
                for year ended December 31, 1992 of TEL Offshore Trust)..................       0-6910           4(e)
     10(a)*     Purchase Agreement, dated as of December 7, 1984 by and between Tenneco
                Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K
                for year ended December 31, 1992 of TEL Offshore Trust)..................       0-6910          10(a)
     10(b)*     Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended
                December 31, 1988 of TEL Offshore Trust).................................       0-6910          10(b)
     10(c)*     Assignment and Assumption Agreement, dated November 17, 1988, between
                Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form
                10-K for year ended December 31, 1988 of TEL Offshore Trust).............       0-6910          10(c)
     10(d)*     Gas Purchase and Sales Agreement Effective September 1, 1993 between
                Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company
                (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL
                Offshore Trust)..........................................................       0-6910          10(d)
     27(a)      Financial Data Schedule

  (B)  REPORTS ON FORM 8-K
     A Form 8-K was filed with the Securities and Exchange Commission on November 16, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 30TH DAY OF MARCH, 2000.

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

                      SIGNATURE                                                                     DATE

CHASE BANK OF TEXAS, NATIONAL
ASSOCIATION, Corporate Trustee

                   By/s/PETE FOSTER                                                             March 30, 2000
                     PETE FOSTER
                SENIOR VICE PRESIDENT
                   & TRUST OFFICER

INDIVIDUAL TRUSTEES

                /s/GEORGE ALLMAN, JR.                                                           March 30, 2000
             GEORGE ALLMAN, JR., TRUSTEE

                   /s/GARY C. EVANS                                                             March 30, 2000
                GARY C. EVANS, TRUSTEE

                 /s/RICHARD L. MELTON                                                           March 30, 2000
              RICHARD L. MELTON, TRUSTEE