Form 10-Q
period 2000-03-31
TEL OFFSHORE TRUST
filed 2000-05-11
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of May 8, 2000 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        MARCH 31,       DECEMBER 31,
                                           2000             1999
                                        ----------      ------------
                                        (UNAUDITED)
ASSETS
Cash and cash equivalents............   $2,575,833      $  3,456,123
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,919,438 and $27,899,887,
  respectively.......................      348,217           367,768
                                        ----------      ------------
Total assets.........................   $2,924,050      $  3,823,891
                                        ==========      ============
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................   $1,458,349      $  2,071,880
Reserve for future Trust expenses....    1,117,484         1,384,243
Commitments and contingencies
  (Note 7)...........................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................      348,217           367,768
                                        ----------      ------------
Total liabilities and Trust corpus...   $2,924,050      $  3,823,891
                                        ==========      ============

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
                                           2000          1999
                                       ------------  ------------
Royalty income.......................  $  1,251,181  $     88,696
Interest income......................        18,017        15,832
                                       ------------  ------------
                                          1,269,198       104,528
Decrease (increase) in reserve for
  future Trust expenses..............       266,759       (18,208)
General and administrative
  expenses...........................       (77,608)      (30,727)
                                       ------------  ------------
Distributable income.................  $  1,458,349  $     55,593
                                       ============  ============
Distributions per Unit (4,751,510
  Units).............................  $    .306923  $    .011700
                                       ============  ============

   The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                            2000           1999
                                       --------------  ------------
Trust corpus, beginning of period....  $      367,768  $    442,621
Distributable income.................       1,458,349        55,593
Distribution payable to Unit
  holders............................      (1,458,349)      (55,593)
Amortization of net overriding
  royalty interest...................         (19,551)       (3,732)
                                       --------------  ------------
Trust corpus, end of period..........  $      348,217  $    438,889
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

     Effective January 1, 2000 PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon Energy Production Company L.P., ("Devon"). As a result of such merger, Devon replaced PennzEnergy as the Working Interest Owner of Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties.

     All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred.

     Unless the context in which such terms are used indicates otherwise, in these Notes the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 and East Cameron 371/381 thereafter; PennzEnergy with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 until January 1, 2000; Texaco with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; and Devon with respect to Eugene Island 348 and Eugene Island 208 for periods beginning on or after January 1, 2000).

NOTE 2 -- BASIS OF ACCOUNTING

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

     Impairment of Long-Lived Assets. The Trust reviews net overriding royalty interest in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the periods presented.

NOTE 3 -- NET OVERRIDING ROYALTY INTEREST

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs,

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $461,000. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first quarter of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $265,000. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures of the Royalty Properties. As of March 31, 2000, approximately $5,758,000 remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

      In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount in the reserve of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when Royalty income received by the Trust was insufficient to cover these expenses. This $25,258 was redeposited to the Trust's cash reserve account from Royalty income during the third quarter of 1999. The reserve amount for 2000 is $1,117,484. The excess amount of $266,759 was distributed to Unit holders in the first quarter of 2000.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $469,300 has been recovered from the Trust by PennzEnergy through the first quarter of 2000. The remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. PennzEnergy has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Distributions to Unit holders for the three months ended March 31, 2000 amounted to $1,458,349 or $.306923 per Unit as compared to $55,593 or $.011700 per Unit for the same period in 1999. The increase in distributable income for the first quarter of 2000 was primarily due to a net release of $264,979 from the Trust's Special Cost Escrow Account as compared to a deposit of $461,000 in the first quarter of 1999 and the $404,190 recoupment by the Working Interest Owner of East Cameron 371/381 in the first quarter of 1999 as described below.

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

     Gas revenues increased $4,487,963 in the first quarter of 2000 compared to the first quarter of 1999 primarily due to an 1,855,101 Mcf increase in gas volumes in the first quarter of 2000 compared to the first quarter of 1999. The increase in gas volumes was primarily attributable to the one-time adjustment referred to above on the East Cameron 371/381 property. In addition, there was a 21% increase in the average price received for natural gas from $2.11 per Mcf in the first quarter of 1999 to $2.55 per Mcf in the first quarter of 2000.

     Crude oil and condensate revenues increased approximately 105% in the first quarter of 2000 as compared to the same period in 1999 primarily due to a 150% increase in the average price received from $10.09 per barrel in the first quarter of 1999 to $25.22 per barrel in the first quarter of 2000. The increase in average price was partially offset by an 18% decrease in crude oil and condensate volumes from the 1999 first quarter to the 2000 first quarter due primarily to the one-time adjustment referred to above on the East Cameron 371/381 property.

     The Trust's share of capital expenditures increased approximately 13% or $114,448 in the first quarter of 2000 as compared to the same period in 1999 primarily due to drilling activities on the B-18 sidetrack well and improvements on the platform B facilities on the Eugene Island 339 property in the first quarter of 2000. The Trust's share of operating expenses increased by approximately 35% or $347,239 in the first quarter of 2000 as compared to the same period in 1999 due primarily to maintenance work on the West Cameron 643B property in the first quarter of 2000.

     For the first quarter of 2000, the Trust had undistributed net income of $22,687. Undistributed net loss represents negative Net Proceeds generated during the respective period. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). The undistributed net income for the first quarter of 2000 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

     In the first quarter of 2000, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $264,979, compared to a deposit of funds into the Special Cost Escrow Account of $461,000 net to the Trust in the first quarter of 1999. The Special Cost

Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount in the reserve of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when Royalty income received by the Trust was insufficient to cover these expenses. This $25,258 was redeposited to the Trust's cash reserve account from Royalty income during the third quarter of 1999. The reserve amount for 2000 is $1,117,484. The excess amount of $266,759 was distributed to Unit holders in the first quarter of 2000.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $1,744,388 in the first quarter of 1999 to $3,125,806 in the first quarter of 2000, primarily due to an increase in the average crude oil price from $10.61 per barrel in the first quarter of 1999 to $25.41 per barrel for the same period in 2000. The increase in the average crude oil price was partially offset by a decrease in crude oil production from 164,425 barrels in the first quarter of 1999 to 123,037 barrels in the first quarter of 2000. The decrease in crude oil production was due primarily to the continued natural production decline of these properties. Gas revenues increased from $531,939 in the first quarter of 1999 to $766,292 in the first quarter of 2000 primarily due to an increase in the average natural gas sales price from $1.94 per Mcf in the first quarter of 1999 to $2.52 per Mcf for the same period in 2000. In addition, there was an increase in gas volumes from 284,721 Mcf in the first quarter of 1999 to 310,347 Mcf in the first quarter of 2000. The increase in gas volumes was primarily due to the E-10 well being watered out in the first quarter of 1999. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately

100,963 Mcf have been overtaken by the Working Interest Owner from this property as of January 31, 2000. The Trust's share of this overtake position is approximately 25,241 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures increased from $15,990 in the first quarter of 1999 to $160,129 in the first quarter of 2000 primarily due to sumpwork on the C well and reservoir stimulation on the C and E wells in the first quarter of 2000. Operating expenses increased from $358,283 in the first quarter of 1999 to $454,064 for the same period in 2000 primarily due to increased expenditures.

     Eugene Island 339 crude oil revenues increased from $973,740 in the first quarter of 1999 to $1,685,752 for the same period in 2000 due primarily to an increase in the average crude oil price from $9.72 per barrel in the first quarter of 1999 to $24.39 per barrel in the first quarter of 2000. The increase in the average crude oil price was partially offset by a decrease in volumes from 100,148 barrels in the first quarter of 1999 to 69,118 barrels in the first quarter of 2000 due primarily to the continued natural production decline of these properties. Gas revenues increased from $184,691 in the first quarter of 1999 to $265,705 in the first quarter of 2000 primarily due to an increase in the average price received for natural gas from $2.07 per Mcf in the first quarter of 1999 to $2.40 per Mcf for the same period in 2000. In addition, there was an increase in gas volumes from 98,202 Mcf in the first quarter of 1999 to 112,312 Mcf in the first quarter of 2000 primarily due to an underdelivery in the fourth quarter 1999. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 13,563 Mcf on this property as of January 31, 2000. The Trust's share of this overtake position is approximately 3,391 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased from $576,865 in the first quarter of 1999 to $519,352 in the first quarter of 2000. Operating expenses increased from $376,537 in the first quarter of 1999 to $391,922 in the first quarter of 2000. The Working Interest Owner has advised the Trust that it plans to drill a delineation well on this property during the second and third quarters of 2000 at an approximate cost of $2.8 million ($700,000 net to the Trust).

     West Cameron 643 gas revenues increased from $1,284,949 in the first quarter of 1999 to $1,328,252 in the first quarter of 2000 primarily due to an increase in the average price received for natural gas from $2.00 per Mcf in the first quarter of 1999 to $2.58 per Mcf in the first quarter of 2000. The increase in the average price received was partially offset by a decrease in gas volumes from 641,400 Mcf in the first quarter of 1999 to 513,897 Mcf for the same period in 2000. The decrease in volumes was primarily due to the A-10 well being shut down in the first quarter of 2000 for maintenance work. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation. The Working Interest Owner has advised the Trust that approximately 17,338 Mcf have been overtaken by the Working Interest Owner from this property as of January 31, 2000. The Trust's share of this overtake position is approximately 4,335 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses increased from $189,646 in the first quarter of 1999 to $426,197 for the same period in 2000 primarily due to maintenance work on the B well in the first quarter of 2000. Capital expenditures increased from $40,043 in the first quarter of 1999 to $99,194 as compared to the same period in 2000, due primarily to perforating and test work done on the A-10 sidetrack well in the first quarter of 2000.

     East Cameron 371/381 crude oil revenues increased from $30,128 in the first quarter of 1999 to $276,154 in the first quarter of 2000 primarily due to an increase in crude oil production from 2,536 barrels in the first quarter of 1999 to 10,528 barrels for the same period in 2000. In addition, there was an increase in the average crude oil price from $11.88 per barrel in the first quarter of 1999 to $26.23 per barrel in the first quarter of 2000. Gas revenues decreased from $796,839 in the first quarter of 1999 to $562,872 in the first quarter of 2000 primarily due to a decrease in gas volumes from 362,647 Mcf in the first quarter of 1999 to 225,905 Mcf for the same period in 2000. The decrease in gas volumes was partially offset by an increase in the average price received for natural gas from $2.20 per Mcf in the first quarter of 1999 to $2.56 per Mcf in the first quarter of 2000. However, in 1998, the gas revenues and volumes included overpaid revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively. Therefore, the adjustment for this 1998 overpayment was made in the first quarter of 1999. The gas from East Cameron 371/381 is currently committed to TNGI on terms similar to gas committed to West Cameron 643. Capital expenditures decreased from $193,656 in the first quarter of 1999 to $177,512 in the first quarter of 2000. Operating expenses increased from $31,827 in the first quarter of 1999 to $34,254 in the first quarter of 2000.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

     Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 1999 future net revenues attributable to the Trust's royalty interests approximated $22.7 million. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 1999 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 1999, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $461,000. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first quarter of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $265,000. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital exenditures of the Royalty Properties. As of March 31, 2000, approximately $5,758,000 remained in the Special Cost Escrow Account.

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

                                                ROYALTY PROPERTIES
                                                THREE MONTHS ENDED
                                                   MARCH 31,(1)
                                          ------------------------------
                                               2000          1999(3)
                                          --------------  --------------
Crude oil and condensate (bbls).........         208,346         254,171
Natural gas and gas products (Mcf)......       1,287,141        (567,960)
Crude oil and condensate average price,
  per bbl...............................  $        25.22  $        10.09
Natural gas average price, per Mcf
  (excluding gas products)..............  $         2.55  $         2.11
Crude oil and condensate revenues.......  $    5,254,985  $    2,564,158
Natural gas and gas products revenues...       3,242,830      (1,245,133)
Production expenses.....................      (1,374,245)       (937,221)
Capital expenditures....................        (967,684)       (853,236)
Undistributed Net Loss (Income)(2)......         (90,746)      2,670,179
(Provision for) Refund of escrowed
  special costs.........................      (1,059,916)     (1,843,927)
                                          --------------  --------------
NET PROCEEDS............................       5,005,224         354,820
Royalty interest........................            x25%            x25%
                                          --------------  --------------
Partnership share.......................       1,251,306          88,705
Trust interest..........................         x99.99%         x99.99%
                                          --------------  --------------
Trust share.............................  $    1,251,181  $       88,696
                                          ==============  ==============

------------

(1) The amounts for the three months ended March 31, 2000 and 1999 represent actual production for the periods November 1999 through January 2000, and November 1998 through January 1999, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of March 31, 2000, the loss carryforward was $1,106,504 ($276,626 net to the Trust).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to Item 1 of this Form 10-Q.

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2000.

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

                                          TEL OFFSHORE TRUST
                                          By:  Chase Bank of Texas, National
                                               Association, Corporate Trustee

                                          By:         /s/  PETE FOSTER
                                             -----------------------------------
                                                         PETE FOSTER
                                                    SENIOR VICE PRESIDENT
                                                      AND TRUST OFFICER

Date:  May 11, 2000

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.