Form 10-Q
period 2000-06-30
TEL OFFSHORE TRUST
filed 2000-08-10
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________


                         COMMISSION FILE NUMBER: 0-6910

                            ________________________


                               TEL OFFSHORE TRUST
             (Exact Name of Registrant as Specified in its Charter)


                 TEXAS                                    76-6004064
        (State of Incorporation,                       (I.R.S. Employer
            or Organization)                         Identification No.)

        THE CHASE MANHATTAN BANK
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

     As of August 4, 2000 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          JUNE 30,        DECEMBER 31,
                                            2000              1999
                                         ----------       ------------
                                         (UNAUDITED)
ASSETS
Cash and cash equivalents............    $2,393,459        $3,456,123
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,938,439 and $27,899,887,
  respectively.......................       329,216           367,768
                                         ----------        ----------
Total assets.........................    $2,702,675        $3,823,891
                                         ==========        ==========
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................    $1,255,975        $2,071,880
Reserve for future Trust expenses....     1,117,484         1,384,243
Commitments and contingencies (Note
  7).................................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................       329,216           367,768
                                         ----------        ----------
Total liabilities and Trust corpus...    $2,702,675        $3,823,891
                                         ==========        ==========


                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                         ---------------------------       ---------------------------
                                            2000             1999             2000             1999
                                         ----------       ----------       ----------       ----------
Royalty income.......................    $1,323,086       $   56,759       $2,574,267       $  145,455
Interest income......................        16,587           13,671           34,604           29,503
                                         ----------       ----------       ----------       ----------
                                          1,339,673           70,430        2,608,871          174,958
Decrease in reserve for future Trust
  expenses...........................             0           25,258          266,759            7,050
General and administrative
  expenses...........................       (83,698)         (95,688)        (161,306)        (126,415)
                                         ----------       ----------       ----------       ----------
Distributable income.................    $1,255,975       $   --           $2,714,324       $   55,593
                                         ==========       ==========       ==========       ==========
Distributions per Unit (4,751,510
  Units).............................    $  .264331       $  .000000       $  .571254       $  .011700
                                         ==========       ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                         ----------------------------       ----------------------------
                                            2000              1999             2000             1999
                                         -----------       ----------       ----------       -----------
Trust corpus, beginning of period....    $   348,217       $  438,889       $  367,768       $   442,621
Distributable income.................      1,252,236           --            2,710,585            55,593
Distribution payable to Unit
  holders............................     (1,252,236           --           (2,710,585)          (55,593)
Amortization of net overriding
  royalty interest...................        (19,001)          (1,746)         (38,552)           (5,478)
                                         -----------       ----------       ----------       -----------
Trust corpus, end of period..........    $   329,216       $  437,143       $  329,216       $   437,143
                                         ===========       ==========       ==========       ===========

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     Tenneco Offshore Company, Inc. ("Tenneco Offshore") created the TEL Offshore Trust ("Trust") effective January 1, 1983, pursuant to the Plan of Dissolution ("Plan") approved by Tenneco Offshore's stockholders on December 22, 1982. In accordance with the Plan, the TEL Offshore Trust Partnership ("Partnership") was formed in which the Trust owns a 99.99% interest and Tenneco Oil Company ("Tenneco") initially owned a .01% interest. In general, the Plan was effected by transferring an overriding royalty interest ("Royalty") equivalent to a 25% net profits interest in the oil and gas properties (the 'Royalty Properties") of Tenneco Exploration, Ltd. ("Exploration I") located offshore Louisiana to the Partnership and issuing certificates evidencing units of beneficial interest in the Trust ("Units") in liquidation and cancellation of Tenneco Offshore's common stock.

     On October 31, 1986, Exploration I was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco subject to the Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Royalty to the Partnership (the 'Conveyance"). The dissolution of Exploration I had no impact on future cash distributions to Unit holders.

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

     Unless the context in which such terms are used indicates otherwise, in these Notes the terms "Working Interest Owner" and "Working Interest Owners' generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 and East Cameron 371/381 thereafter; PennzEnergy with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 until January 1, 2000; Texaco with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; and Devon with respect to Eugene Island 348 and Eugene Island 208 for periods beginning on or after January 1, 2000).

NOTE 2 -- BASIS OF ACCOUNTING

     The accompanying unaudited financial information has been prepared by The Chase Manhattan Bank, the successor by merger to Chase Bank of Texas, National Association ("Corporate Trustee"), in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 3 -- NET OVERRIDING ROYALTY INTEREST

     The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, Net Proceeds are the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a special cost reserve. The Special Cost Reserve Account is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay' payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs,

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,384,500. The deposit was primarily a result of an increase in the Working Interest Owners" current estimate of projected capital expenditures on the Royalty Properties. In addition, there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in fourth quarter 1997. In the first six months of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $909,500. The deposit was primarily a result of an increase in the Working Interest Owners" current estimate of projected capital expenditures of the Royalty Properties. As of June 30, 2000, approximately $6,403,000 remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

     In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount in the reserve of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when Royalty income received by the Trust was insufficient to cover these expenses. This $25,258 was redeposited to the Trust's cash reserve account from Royalty income during the third quarter of 1999. The reserve amount for 2000 is $1,117,484. The excess amount in the reserve of $266,759 was distributed to Unit holders in the first quarter of 2000.

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $491,500 has been recovered from the Trust by this Working Interest Owner through the second quarter of 2000. The remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. The Working Interest Owner on the Eugene Island 348 property has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by this Working Interest Owner will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by this Working Interest Owner, it is estimated that Royalty income attributable to such properties will be retained by this Working Interest Owner for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by this Working Interest Owner will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Distributions to Unit holders for the three months ended June 30, 2000 amounted to $1,255,975 or $.264331 per Unit as compared to no distribution to Unit holders for the same period in 1999. The increase in distributable income for the second quarter of 2000 was primarily due to increased oil and gas prices, offset by production volume declines, as described below.

     Gas revenues decreased approximately 12% or $391,075 in the second quarter of 2000 compared to the second quarter of 1999 primarily due to a 41% decrease in gas volumes in the second quarter of 2000 compared to the second quarter of 1999. The decrease in gas volumes was primarily attributable to increased water production on the West Cameron 643 A-10 well and the West Cameron 643 A-14 well loading up in the second quarter of 2000. Both wells are candidates for workovers in 2000. The decrease in gas volumes was partially offset by a 45% increase in the average price received for natural gas from $1.87 per thousand cubic feet of gas ("Mcf") in the second quarter of 1999 to $2.71 per Mcf in the second quarter of 2000.

     Crude oil and condensate revenues increased approximately 107% or $3,251,907 in the second quarter of 2000 as compared to the same period in 1999 primarily due to a 126% increase in the average price received from $12.41 per barrel in the second quarter of 1999 to $27.99 per barrel in the second quarter of 2000. The increase in average price was partially offset by an 8% decrease in crude oil and condensate volumes from the 1999 second quarter to the 2000 second quarter.

     The Trust's share of capital expenditures decreased approximately 91% or $372,773 in the second quarter of 2000 as compared to the same period in 1999 primarily due to the A-5 well drilling costs being recognized in the second quarter of 1999 on the East Cameron 371/381 property. The Trust's share of operating expenses decreased by approximately 19% or $60,906 in the second quarter of 2000 as compared to the same period in 1999 due primarily to the workover on the A-1 well on the East Cameron 371/381 property in the second quarter of 1999.

     For the second quarter of 2000, the Trust had undistributed net income of $22,190. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). The undistributed net income for the second quarter of 2000 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

     In the second quarter of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $644,587, compared to a net deposit of funds into the Special Cost Escrow Account of $923,500 net to the Trust in the second quarter of 1999. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Distributions to Unit holders for the six months ended June 30, 2000 amounted to $2,714,324 or $.571254 per Unit as compared to $55,593 or $.011700 per Unit for the same period in 1999. The increase in distributable income for the first six months of 2000 was primarily due to increased oil and gas prices, offset by production volume declines, as described below.

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

     Gas revenues increased 203% or $4,096,888 in the first six months of 2000 as compared to the first six months of 1999 primarily due to a 51% increase in the average price received for natural gas from $1.73 per Mcf in the first six months of 1999 to $2.62 per Mcf in the first six months of 2000. In addition, there was a 92% increase in gas volumes, which increase was primarily attributable to the one-time downward adjustments referred to above on the East Cameron 371/381 property in 1999.

     Crude oil and condensate revenues increased approximately 106% or $5,942,734 in the first six months of 2000 as compared to the same period in 1999 primarily due to a 137% increase in the average price received from $11.23 per barrel for the six months ended June 30, 1999 to $26.66 per barrel for the six months ended June 30, 2000. The increase in the average price for crude oil and condensate was partially offset by a 13% decrease in the crude oil and condensate volumes.

     The Trust's share of capital expenditures decreased by approximately 55% or $344,161 for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to the costs associated with drilling the A-5 well in the second quarter of 1999 on the East Cameron 371/381 property. The Trust's share of operating expenses increased by approximately 5% or $25,904 for the six months ended June 30, 2000 as compared to the same period in 1999.

     For the first six months of 2000, the Trust had undistributed net loss of $44,877. The undistributed net loss for the first six months of 2000 was primarily related to the one-time adjustment referred to above on the East Cameron 371/381 property.

     In the first six months of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $909,500 compared to a net deposit of funds into the Special Cost Escrow Account of approximately $1,384,500 net to the Trust in the first six months of 1999.

RESERVE FOR FUTURE TRUST EXPENSES

     In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount in the reserve of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when Royalty income received by the Trust was insufficient to cover these expenses. This $25,258 was redeposited to the Trust's cash reserve account from Royalty income during the third quarter of 1999. The reserve amount for 2000 is $1,117,484. The excess amount in the reserve of $266,759 was distributed to Unit holders in the first quarter of 2000.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $1,708,170 in the second quarter of 1999 to $4,334,579 in the second quarter of 2000, primarily due to an increase in the average crude oil price from $12.69 per barrel in the second quarter of 1999 to $28.13 per barrel in second quarter of 2000. In addition, there was an increase in crude oil production from 134,624 barrels in the second quarter of 1999 to 154,106 barrels in the second quarter of 2000. This increase in crude oil production was due primarily to the processing structure being shut-in for 7 days in April 1999 due to mechanical problems experienced in the production facilities. Gas revenues decreased from $1,084,608 in the second quarter of 1999 to $688,967 in the second quarter of 2000 primarily due to a decrease in gas volumes from 620,378 Mcf in the second quarter of 1999 to 253,375 Mcf in the second quarter of 2000. This decrease in gas volumes was primarily the result of lower production on the E-10 well, which was reworked in the second quarter of 1999, and the continued natural gas production decline on the properties. The decrease in gas volumes was partially offset by an increase in the average natural gas sales prices from $1.82 per Mcf in the second quarter of 1999 to $2.76 per Mcf in the same period in 2000. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately 88,659 Mcf have been overtaken by the Working Interest Owner from this property as of April 30, 2000. The Trust's share of this overtake position is approximately 22,165 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures decreased from $23,172 in the second quarter of 1999 to $4,494 in the second quarter of 2000. Operating expenses increased from $364,888 in the second quarter of 1999 to $442,576 for the same period in 2000. The Working Interest Owner has advised the Trust that it plans to drill an E-8 sidetrack well in August 2000 at an approximate cost of $1.2 million ($300,000 net to the Trust).

     Eugene Island 339 crude oil revenues increased from $1,076,721 in the second quarter of 1999 to $1,551,522 for the same period in 2000 primarily due to an increase in the average crude oil price from $11.73 per barrel in the second quarter of 1999 to $27.29 per barrel in the second quarter of 2000. The increase in the average crude oil price was partially offset by a decrease in the volumes from 91,796 barrels in the second quarter of 1999 to 56,857 barrels in the second quarter of 2000. The decrease in volumes was due primarily to the wells being shut-in due to the compressor being down for 18 days in the second quarter of 2000. Gas revenues decreased from $389,612 in the second quarter of 1999 to $275,290 in the second quarter of 2000 due primarily to a decrease in gas volumes from 208,035 Mcf in the second quarter of 1999 to 94,240 Mcf in the second quarter of 2000. The decrease in gas volumes was due primarily to a positive volume adjustment made in the second quarter of 1999 and the compressor being down for 18 days in the second quarter of 2000. The decrease in volumes was partially offset by an increase in the average price received for natural gas from $2.07 per Mcf in the second quarter of 1999 to $2.99 per Mcf in the same period in 2000. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 6,037 Mcf on this property as of April 30, 2000. The Trust's share of this overtake position is approximately 1,509 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures increased by $398,977 from the second quarter of 1999 as compared to the second quarter of 2000. Operating expenses decreased by $2,023 from the second quarter of 1999 to the second quarter of 2000. The Working Interest Owner has advised the Trust that it plans to drill a delineation well on this property during the second and third quarters of 2000 at an approximate cost of $2.8 million ($700,000 net to the Trust).

     West Cameron 643 gas revenues increased from $1,111,532 in the second quarter of 1999 to $1,131,989 in the second quarter of 2000 primarily due to an increase in the average price received for natural gas from $1.85 per Mcf in the second quarter of 1999 to $2.64 per Mcf in the second quarter of 2000. The increase in the average price received for natural gas was partially offset by a decrease in gas volumes from 602,023 Mcf in the second quarter of 1999 to 429,286 Mcf for the same period in 2000. The decrease in gas volumes was due primarily to increased water production on the A-10 well and the A-14 well loading up in the second quarter of 2000. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation. The Working Interest Owner has advised the Trust that approximately 15,261 Mcf have been overtaken by the Working Interest Owner from this property as of April 30, 2000. The Trust's share of this overtake position is approximately 3,815 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses decreased from $312,962 in the second quarter of 1999 to $222,834 for the same period in 2000. Capital expenditures decreased by $564,285 in the second quarter of 1999 as compared to the same period in 2000, primarily due to costs associated with bringing the B9-D well online in the second quarter of 1999.

     East Cameron 371/381 crude oil revenues increased from $169,869 in the second quarter of 1999 to $258,687 in the second quarter of 2000 primarily due to an increase in the average crude oil price from $13.50 per barrel in the second quarter of 1999 to $29.30 per barrel in the second quarter of 2000. The increase in the average crude oil price was partially offset by a decrease in crude oil production from 12,582 barrels in the second quarter of 1999 to 8,829 barrels in the same period in 2000. This decrease in production was primarily due to declining production on the A-1, A-2 and A-3 wells in second quarter of 2000. Gas revenues increased from $435,638 in the second quarter of 1999 to $525,601 in the second quarter of 2000 primarily due to an increase in the average price received for natural gas from $1.90 per Mcf in the second quarter of 1999 to $2.69 per Mcf in the second quarter of 2000. The increase in the average price received was partially offset by a decrease in gas volumes from 228,885 Mcf in the second quarter of 1999 to 197,423 Mcf for the same period in 2000. The decrease in volumes was primarily due to declining production on the A-1, A-2 and A-3 wells in the second quarter of 2000. The gas from East Cameron 371/381 is currently committed to TNGI on terms similar to gas committed to West Cameron 643. Capital expenditures decreased $1,257,398 in the second quarter of 2000 as compared to the same period in 1999 primarily due to a prior period adjustment for the A-5 well drilling costs in the second quarter of 1999. Operating expenses decreased from $227,321 in the second quarter of 1999 to $7,493 in the second quarter of 2000 primarily due to costs associated with the A-1 well workover in the second quarter of 1999 and a prior period adjustment for the A-5 well drilling costs. Operating expenses increased from $31,827 in the first quarter of 1999 to $34,254 in the first quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $3,452,557 in the first six months of 1999 to $7,460,386 in the first six months of 2000, primarily due to an increase in the average crude oil price from $11.54 per barrel in the first six months of 1999 to $26.92 per barrel for the same period in 2000. The increase in the average crude oil price was partially offset by a decrease in crude oil production from 299,049 barrels in the first six months of 1999 to 277,143 barrels in the first six months of 2000. The decrease in crude oil production was primarily due to the continued natural production decline of these properties. Gas revenues decreased from $1,616,547 in the first six months of 1999 to $1,455,259 in the first six months of 2000 primarily due to a decrease in gas volumes from 905,099 Mcf in the first six months of 1999 to 563,722 Mcf for the same period in 2000. The decrease in gas volumes was primarily the result of less production on the E-10 well which was reworked in the second quarter of 1999 and the continued natural production decline on the properties. The decrease in gas volumes was partially offset by an increase in the natural gas sales price from $1.86 per Mcf in the first six months of 1999 to $2.63 per Mcf in the same period in 2000. Capital expenditures increased from $39,162 in the first six months of 1999 to $164,623 in the same period of 2000 primarily due to sumpwork on the C well and reservoir stimulation on the C and E wells in the first quarter of 2000. Operating expenses increased from $723,171 for the first six months of 1999 to $896,640 for the first six months of 2000 due to increased expenditures.

     Eugene Island 339 crude oil revenues increased from $2,050,460 in the first six months of 1999 to $3,237,274 for the same period in 2000 primarily due to an increase in the average crude oil price from $10.68 per barrel in the first six months of 1999 to $25.70 per barrel in the first six months of 2000. The increase in the average crude oil price was partially offset by a decrease in volumes from 191,944 barrels in the first six months of 1999 to 125,975 barrels for the same period in 2000. The decrease in volumes was primarily due to the wells being shut-in due to the compressor being down for 18 days in the second quarter of 2000. Gas revenues decreased from $574,303 in the first six months of 1999 to $540,995 in the first six months of 2000 primarily due to a decrease in gas volumes from 306,237 Mcf in the first six months of 1999 to 206,552 Mcf for the same period in 2000. The decrease in gas volumes was due primarily to a positive volume adjustment made in the second quarter of 1999 and the compressor being down for 18 days in the second quarter of 2000. The decrease in gas volumes was partially offset by an increase in the average price received for natural gas from $2.07 per Mcf in the first six months of 1999 to $2.66 per Mcf in the first six months of 2000. Operating expenses increased from $684,919 for the six months of 1999 to $698,281 for the first six months of 2000. Capital expenditures increased from $327,641 in the first six months of 1999 to $669,105 in the first six months of 2000 due primarily to the drilling of the B-18 sidetrack well and improvements on the platform B A614 facilities in the first six months of 2000.

     West Cameron 643 gas revenues increased from $2,396,481 in the first six months of 1999 to $2,460,241 in the first six months of 2000 primarily due to an increase in the average price received for natural gas from $1.93 per Mcf in the first six months of 1999 to $2.61 per Mcf for the same period in 2000. The increase in the average price received for natural gas was partially offset by a decrease in gas volumes from 1,243,423 Mcf in the first six months of 1999 to 943,183 Mcf for the same period in 2000. The decrease in gas volumes was due primarily to the A-10 well being shut down in the first quarter of 2000 for maintenance work. Operating expenses increased from $502,608 for the first six months of 1999 to $649,031 for the first six months of 2000 due primarily to maintenance work on the B well in the first quarter of 2000. Capital expenditures decreased from $596,949 in the first six months of 1999 to $91,816 in the first six months of 2000 due primarily to costs associated with bringing the B9-D well online in the second quarter of 1999.

     East Cameron 371/381 crude oil revenues increased $559,100 in the first six months of 2000 as compared to in the first six months of 1999 primarily due to an increase in the average crude oil price from $13.22 per barrel in the first six months of 1999 to $27.63 per barrel in the first six months of 2000. In addition, there was an increase in oil production of 21,003 barrels in the first six months of 2000 as compared to the same period in 1999 due to a downward adjustment in the first quarter of 1999. Gas revenues decreased from $1,232,477 in the first six months of 1999 to $1,088,473 in the first six months of 2000 primarily due to a decrease in gas production from 591,532 Mcf in the first six months of 1999 to 220,018 Mcf for the same period in 2000. In 1998, gas revenues and volumes included overpaid revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively (a net adjustment of $1,090,367 to the Trust). Therefore, an adjustment for this 1998 overpayment was made in the first quarter of 1999. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. The decrease in gas volumes was partially offset by an increase in the average price received for natural gas from $2.08 per Mcf in the first six months of 1999 to $2.62 per Mcf in the first six months of 2000. Capital expenditures decreased from $1,437,792 in the first six months of 1999 to $164,251 in the first six months of 2000 due primarily to a prior period adjustment for the A-5 well drilling costs in the second quarter of 1999. Operating expenses decreased from $259,148 in the first six months of 1999 to $41,747 in the first six months of 2000 due primarily to costs associated with the A-1 well workover in the second quarter of 1999 and a prior period adjustment for the A-5 well drilling costs.

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

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 1999, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,384,500. The deposit was primarily a result of an increase in the Working Interest Owners" current estimate of projected capital expenditures on the Royalty Properties. In addition, there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in the fourth quarter of 1997. In the first six months of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $909,500. The deposit was primarily a result of an increase in the Working Interest Owners" current estimate of projected capital expenditures of the Royalty Properties. As of June 30, 2000, approximately $6,403,000 remained in the Special Cost Escrow Account.

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

OVERVIEW OF PRODUCTION, PRICES AND NET PROCEEDS

     The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners" calculations of the net proceeds and the royalties paid to the Trust during the periods indicated. Net proceeds due to the Trust are calculated for each three month period commencing on the first day of February, May, August and November.


                                                 ROYALTY PROPERTIES
                                                 THREE MONTHS ENDED
                                                     JUNE 30,(1)
                                            -----------------------------
                                               2000             1999(3)
                                            -----------       -----------
Crude oil and condensate (bbls).........        224,680           244,729
Natural gas and gas products (Mcf)......      1,067,761         1,796,859
Crude oil and condensate average price,
  per bbl...............................    $     27.99       $     12.41
Natural gas average price, per Mcf
  (excluding gas products)..............    $      2.71       $      1.87
Crude oil and condensate revenues.......    $ 6,288,297       $ 3,036,390
Natural gas and gas products revenues...      2,874,320         3,265,395
Production expenses.....................     (1,060,600)       (1,379,586)
Capital expenditures....................       (142,037)       (1,633,128)
Undistributed Net Loss (Income)(2)......        (88,761)          631,939
(Provision for) Refund of escrowed
  special costs.........................     (2,578,347)       (3,693,950)
                                            -----------       -----------
NET PROCEEDS............................      5,292,872           227,060
Royalty interest........................           x25%              x25%
                                            -----------       -----------
Partnership share.......................      1,323,218            56,765
Trust interest..........................        x99.99%           x99.99%
                                            -----------       -----------
Trust share.............................    $ 1,323,086       $    56,759
                                            ===========       ===========
------------

(1) The amounts for the three months ended June 30, 2000 and 1999 represent actual production for the periods February 2000 through April 2000, and February 1999 through April 1999, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2000, the loss carryforward was $1,017,752 ($254,438 net to the Trust).

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

                                                 ROYALTY PROPERTIES
                                                  SIX MONTHS ENDED
                                                     JUNE 30,(1)
                                            -----------------------------
                                               2000             1999(3)
                                            -----------       -----------
Crude oil and condensate (bbls).........        433,026           498,900
Natural gas and gas products (Mcf)......      2,354,902         1,228,899
Crude oil and condensate average price,
  per bbl...............................    $     26.66       $     11.23
Natural gas average price, per Mcf
  (excluding gas products)..............    $      2.62       $      1.73
Crude oil and condensate revenues.......    $11,543,282       $ 5,600,548
Natural gas and gas products revenues...      6,117,150         2,020,262
Production expenses.....................     (2,434,845)       (2,316,807)
Capital expenditures....................     (1,109,721)       (2,486,364)
Undistributed Net Loss (Income)(2)......       (179,507)        3,302,118
(Provision for) Refund of escrowed
  special costs.........................     (3,638,263)       (5,537,877)
                                            -----------       -----------
NET PROCEEDS............................     10,298,096           581,880
Royalty interest........................           x25%              x25%
                                            -----------       -----------
Partnership share.......................      2,574,524           145,470
Trust interest..........................        x99.99%           x99.99%
                                            -----------       -----------
Trust share.............................    $ 2,574,267       $   145,455
                                            ===========       ===========
------------

(1) The amounts for the six months ended June 30, 2000 and 1999 represent actual production for the periods November 1999 through April 2000, and November 1998 through April 1999, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2000, the loss carryforward was $1,017,752 ($234,438 net to the Trust).

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

                                                                              SEC FILE OR
                                                                             REGISTRATION      EXHIBIT
                                                                                NUMBER          NUMBER
                                                                             -------------     -------
 4(a)*    --  Trust Agreement dated as of January 1, 1983, among Tenneco
              Offshore Company, Inc., Texas Commerce Bank National
              Association, as corporate trustee, and Horace C. Bailey,
              Joseph C. Broadus and F. Arnold Daum, as individual trustees
              (Exhibit 4(a) to Form 10-K for the year ended December 31,
              1992 of TEL Offshore Trust)...................................     0-6910          4(a)
 4(b)*    --  Agreement of General Partnership of TEL Offshore Trust
              Partnership between Tenneco Oil Company and the TEL Offshore
              Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for
              year ended December 31, 1992 of TEL Offshore Trust)...........     0-6910          4(b)
 4(c)*    --  Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended
              December 31, 1992 of TEL Offshore Trust)......................     0-6910          4(c)
 4(d)*    --  Amendments to TEL Offshore Trust Trust Agreement, dated
              December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
              December 31, 1992 of TEL Offshore Trust)......................     0-6910          4(d)
 4(e)*    --  Amendment to the Agreement of General Partnership of TEL
              Offshore Trust Partnership, effective as of January 1, 1983
              (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of
              TEL Offshore Trust)...........................................     0-6910          4(e)
 10(a)*   --  Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company
              (Exhibit 10(a) to Form 10-K for year ended December 31, 1992,
              of TEL Offshore Trust)........................................     0-6910         10(a)
 10(b)*   --  Consent Agreement, dated November 16, 1988, between TEL
              Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form
              10-K for year ended December 31, 1988 of TEL Offshore
              Trust)........................................................     0-6910         10(b)
 10(c)*   --  Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc.
              (Exhibit 10(c) to Form 10-K for year ended December 31, 1988
              of TEL Offshore Trust)........................................     0-6910         10(c)
 10(d)*   --  Gas Purchase and Sales Agreement Effective September 1, 1993
              between Tennessee Gas Pipeline Company and Chevron U.S.A.
              Production Company (Exhibit 10(d) to Form 10-K for year ended
              December 31, 1993 of TEL Offshore Trust)......................     0-6910         10(d)
 27(a)    --  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEL OFFSHORE TRUST
                                          By: The Chase Manhattan Bank,
                                              Corporate Trustee

                                          By: /s/ PETE FOSTER
                                                  Pete Foster
                                                  Senior Vice President
                                                  And Trust Officer

Date:  August 10, 2000

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.