Form 10-Q
period 2000-09-30
TEL OFFSHORE TRUST
filed 2000-11-13
CIK 97148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO
    ______________________

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

     As of November 3, 2000 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         SEPTEMBER 30,       DECEMBER 31,
                                             2000                1999
                                         -------------       ------------
                                         (UNAUDITED)
ASSETS
Cash and cash equivalents............     $3,063,048          $3,456,123
Net overriding royalty interest in
  producing oil and gas properties,
  net of accumulated amortization of
  $27,964,546 and $27,899,887,
  respectively.......................        303,109             367,768
                                          ----------          ----------
Total assets.........................     $3,366,157          $3,823,891
                                          ==========          ==========
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit
  holders............................     $1,945,564          $2,071,880
Reserve for future Trust expenses....      1,117,484           1,384,243
Commitments and contingencies
  (Note 7)...........................
Trust corpus (4,751,510 Units of
  beneficial interest authorized and
  outstanding).......................        303,109             367,768
                                          ----------          ----------
Total liabilities and Trust corpus...     $3,366,157          $3,823,891
                                          ==========          ==========

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                         ---------------------------       ---------------------------
                                            2000             1999             2000             1999
                                         ----------       ----------       ----------       ----------
Royalty income.......................    $1,987,518       $  687,942       $4,561,785       $  833,397
Interest income......................        18,671           15,858           53,275           45,361
                                         ----------       ----------       ----------       ----------
                                          2,006,189          703,800        4,615,060          878,758
Decrease in reserve for future Trust
  expenses...........................             0          (25,258)         266,759          (18,208)
General and administrative
  expenses...........................       (60,625)         (70,569)        (221,931)        (196,984)
                                         ----------       ----------       ----------       ----------
Distributable income.................    $1,945,564       $  607,973       $4,659,888       $  663,566
                                         ==========       ==========       ==========       ==========
Distributions per Unit (4,751,510
  Units).............................    $  .409462       $  .127953       $  .980716       $  .139653
                                         ==========       ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                         ----------------------------       ----------------------------
                                            2000              1999             2000             1999
                                         -----------       ----------       ----------       -----------
Trust corpus, beginning of period....    $   329,216       $  437,143       $  367,768       $   442,621
Distributable income.................      1,945,564          607,973        3,962,821           663,566
Distribution payable to Unit
  holders............................     (1,945,564)        (607,973)      (3,962,821)         (663,566)
Amortization of net overriding
  royalty interest...................        (26,107)         (15,477)         (64,659)          (20,955)
                                         -----------       ----------       ----------       -----------
Trust corpus, end of period..........    $   303,109       $  421,666       $  303,109       $   421,666
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

     All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership will generally continue to operate as if the above-described sales of the Royalty Properties had not occurred.

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

NOTE 2 -- BASIS OF ACCOUNTING

     The accompanying unaudited financial information has been prepared by The Chase Manhattan Bank, the successor by merger to Chase Bank of Texas, National Association ("Corporate Trustee"), in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs,

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1999, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,982,000. The net deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In addition, there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in fourth quarter 1997. In the first nine months of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $778,327. The net deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures of the Royalty Properties. As of September 30, 2000, approximately $6,272,000 remained in the Special Cost Escrow Account.

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

                               TEL OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $507,300 has been recovered from the Trust by this Working Interest Owner through the third quarter of 2000. The remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. The Working Interest Owner on the Eugene Island 348 property has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by this Working Interest Owner will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by this Working Interest Owner, it is estimated that Royalty income attributable to such properties will be retained by this Working Interest Owner for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by this Working Interest Owner will have a material effect on the Trust's Royalty income as a whole.

     During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. The Working Interest Owner informed the Trust in the third quarter of 1999 that it was required to make additional adjustments to reported financial information on these properties. These adjustments resulted from the Working Interest Owner's audit of these Trust properties. This audit was made by the Working Interest Owner at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, the Working Interest Owner has informed the Trust that the loss carryforward projected in the first two quarters of 1999 should be adjusted and eliminated, and that the Working Interest Owner owes the trust approximately $80,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Distributions to Unit holders for the three months ended September 30, 2000 amounted to $1,945,564 or $.409462 per Unit as compared to $607,973 or $.127953 per Unit for the same period in 1999. The increase in distributable income for the third quarter of 2000 was primarily due to increased oil and gas prices, offset by production volume declines, as described below.

     During the first quarter of 1999, the Trust discovered that the Working Interest Owner of East Cameron 371/381 had overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. The Working Interest Owner informed the Trust in the third quarter of 1999 that it was required to make additional adjustments to reported financial information on these properties. These adjustments resulted from the Working Interest Owner's audit of these Trust properties. This audit was made by the Working Interest Owner at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, the Working Interest Owner has informed the Trust that the loss carryforward projected in the first two quarters of 1999 should be adjusted and eliminated, and that the Working Interest Owner owes the trust approximately $80,000. The following summary presents the third quarter of 1999 activity inclusive of this one-time adjustment.

     Gas revenues decreased approximately 37% or $1,886,869 in the third quarter of 2000 compared to the third quarter of 1999 primarily due to a 57% decrease in gas volumes in the third quarter of 2000 compared to the third quarter of 1999. The decrease in gas volumes was primarily attributable to increased water production on the West Cameron 643 A-10 well and the West Cameron 643 A-14 well in the third quarter of 2000. Both wells are candidates for workovers in 2000. The decrease in gas volumes was partially offset by a 73% increase in the average price received for natural gas from $2.31 per thousand cubic feet of gas ("Mcf") in the third quarter of 1999 to $4.00 per Mcf in the third quarter of 2000.

     Crude oil and condensate revenues increased approximately 24% or $1,069,861 in the third quarter of 2000 as compared to the same period in 1999 primarily due to a 70% increase in the average price received from $16.44 per barrel in the third quarter of 1999 to $27.92 per barrel in the third quarter of 2000. The increase in average price was partially offset by a 7% decrease in crude oil and condensate volumes from the 1999 third quarter to the 2000 third quarter.

     The Trust's share of capital expenditures decreased approximately 89% or $692,235 in the third quarter of 2000 as compared to the same period in 1999 primarily due to the A-5 well drilling cost adjustment being recognized in the third quarter of 1999 on the East Cameron 371/381 property. The Trust's share of operating expenses decreased by approximately 6% or $16,290 in the third quarter of 2000 as compared to the same period in 1999 due primarily to the A-5 well adjustment on the East Cameron 371/381 property in the third quarter of 1999.

     For the third quarter of 2000, the Trust had undistributed net income of $15,842. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). The undistributed net income for the third quarter of 2000 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

     In the third quarter of 2000, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $131,000, compared to a deposit of funds into the Special Cost Escrow Account of $597,510 to the Trust in the third quarter of 1999. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Distributions to Unit holders for the nine months ended September 30, 2000 amounted to $4,659,888 or $.980716 per Unit as compared to $663,566 or $.139653 per Unit for the same period in 1999. The increase in distributable income for the first nine months of 2000 was primarily due to increased oil and gas prices, offset by production volume declines, as described below.

     During the first quarter of 1999, the Trust discovered that the Working Interest Owner of East Cameron 371/381 had overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. The Working Interest Owner informed the Trust in the third quarter of 1999 that it was required to make additional adjustments to reported financial information on these properties. These adjustments resulted from the Working Interest Owner's audit of these Trust properties. This audit was made by the Working Interest Owner at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, the Working Interest Owner has informed the Trust that the loss carryforward projected in the first two quarters of 1999 should be adjusted and eliminated, and that the Working Interest Owner owes the Trust approximately $80,000. The following summary presents the first nine months of 1999 activity inclusive of this one-time adjustment.

     Gas revenues increased 31% or $2,210,019 in the first nine months of 2000 as compared to the first nine months of 1999 primarily due to a 35% increase in the average price received for natural gas from $2.21 per Mcf in the first nine months of 1999 to $2.98 per Mcf in the first nine months of 2000. In addition, there was a .5% increase in gas volumes.

     Crude oil and condensate revenues increased approximately 70% or $7,012,595 in the first nine months of 2000 as compared to the same period in 1999 primarily due to a 92% increase in the average price received from $14.09 per barrel for the nine months ended September 30, 1999 to $27.05 per barrel for the nine months ended September 30, 2000. The increase in the average price for crude oil and condensate was partially offset by an 11% decrease in the crude oil and condensate volumes.

     The Trust's share of capital expenditures decreased by approximately 74% or $1,036,396 for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to the costs associated with drilling the A -5 well in the second quarter of 1999 on the East Cameron 371/381 property.

The Trust's share of operating expenses increased by approximately 1% or $9,614 for the nine months ended September 30, 2000 as compared to the same period in 1999.

     For the first nine months of 2000, the Trust had undistributed net income of $60,718. The undistributed net income for the first nine months of 2000 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

     In the first nine months of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $778,000 compared to a net deposit of funds into the Special Cost Escrow Account of approximately $1,982,000 net to the Trust in the first nine months of 1999.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $2,026,917 in the third quarter of 1999 to $3,554,374 in the third quarter of 2000, primarily due to an increase in the average crude oil price from $16.91 per barrel in the third quarter of 1999 to $28.25 per barrel in the third quarter of 2000. In addition, crude oil production increased from 119,891 barrels in the third quarter of 1999 to 125,797 barrels in the third quarter of 2000. Gas revenues decreased from $1,065,787 in the third quarter of 1999 to $780,821 in the third quarter of 2000 primarily due to a decrease in gas volumes from 465,704 Mcf in the third quarter of 1999 to 202,322 Mcf in the third quarter of 2000. This decrease in gas volumes was due primarily to lower production on the B-15 and E-10 wells in the third quarter of 2000 and continued natural production decline on the properties. The B-15 and E-10 wells were recompleted in August 2000. The decrease in gas volumes was partially offset by an increase in the average natural gas sales prices from $2.38 per Mcf in the third quarter of 2000 to $4.02 per Mcf for the same period in 2000. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately 87,141 Mcf have been overtaken by the Working Interest Owner from this property as of July 31, 2000. The Trust's share of this overtake position is approximately 21,785 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures decreased $717,579 in the third quarter of 1999 as compared to the third quarter of 2000 due primarily to the costs associated with the sidetrack drilling on the E-2 well in the third quarter of 1999. Operating expenses increased from $368,451 in the third quarter of 1999 to $405,832 for the same period in 2000 due primarily to items previously charged as capital expenditures being reclassified by a Working Interest Owner after the completion of drilling as operational expenses in the third quarter of 2000. The Working Interest Owner has advised the Trust that it plans to drill an E-10 sidetrack well in the fourth quarter of 2000 at an approximate cost of $1.3 million ($325,000 net to the Trust) and an additional five developmental and five delineation wells in the year 2001. The Working Interest Owner has cancelled its plans to drill the E-8 sidetrack.

     Eugene Island 339 crude oil revenues increased from $1,180,664 in the third quarter of 1999 to $1,597,975 for the same period in 2000 primarily due to an increase in the average crude oil price from $15.49 per barrel in the third quarter of 1999 to $26.85 per barrel in the third quarter of 2000. The increase in the average crude oil price was partially offset by a decrease in volumes from 76,234 barrels in the third quarter of 1999 to 59,521 barrels for the same period in 2000. Gas revenues decreased from $304,339 in the third quarter of 1999 to $221,236 in the third quarter of 2000 due primarily to a decrease in gas volumes from 151,486 Mcf in the third quarter of 1999 to 56,448 Mcf for the same period in 2000. The decrease in gas volumes was due primarily to continued natural production decline on the properties. The decrease in volumes was partially offset by an increase in the average price received for natural gas from $2.22 per Mcf in the third quarter of 1999 to $4.62 per Mcf for the same period in 2000. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 12,922 Mcf on this property as of July 31, 2000. The Trust's share of this overtake position is approximately 3,231 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures increased by $284,032 from the third quarter of 1999 as compared to the third quarter of 2000 due primarily to A-7 sidetrack drilling costs being recognized in the third quarter of 2000. Operating expenses decreased from $389,406 in the third quarter of 1999 to $203,764 in the third quarter of 2000. The Working Interest Owner has advised the Trust that it plans to drill a delineation well on this property during the fourth quarter of 2000 at an approximate cost of $2.8 million ($700,000 net to the Trust).

     West Cameron 643 gas revenues decreased from $2,453,002 in the third quarter of 1999 to $1,407,829 in the third quarter of 2000 due primarily to a decrease in gas volumes from 954,993 Mcf in the third quarter of 1999 to 354,167 Mcf for the same period in 2000. The decrease in gas volumes was due primarily to increased water production on the A-10 and A-14 wells in the third quarter of 2000 and the continued natural production decline on these properties. The decrease in gas volumes was partially offset by an increase in the average price received for natural gas from $2.31 per Mcf in the third quarter of 1999 to $3.98 per Mcf for the same period in 2000. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation. The Working Interest Owner has advised the Trust that approximately 25,035 Mcf have been overtaken by the Working Interest Owner from this property as of July 31, 2000. The Trust's share of this overtake position is approximately 6,259 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses decreased from $275,272 in the third quarter of 1999 to $232,177 for the same period in 2000. Capital expenditures decreased by $43,095 in the third quarter of 1999 as compared to the same period in 2000.

     East Cameron 371/381 crude oil revenue decreased from $932,039 in the third quarter of 1999 to $179,079 in the third quarter of 2000 due primarily to a decrease in crude oil production from 11,281 barrels in the third quarter of 1999 to 5,901 barrels in the third quarter of 2000. The decrease in crude oil production was due primarily to increased water production on the A-1 and A-2 wells in the third quarter of 2000. In addition, there was an upward adjustment of $734,161 made in the third quarter of 1999 as discussed above. The decrease in crude oil production was partially offset by an increase in the average crude oil price from $17.54 per barrel in the third quarter of 1999 to $30.35 per barrel for the same period in 2000. Gas revenues decreased from $1,002,262 in the third quarter of 1999 to $479,405 in the third quarter of 2000 due primarily to a decrease in gas volumes from 235,563 Mcf in the third quarter of 1999 to 130,555 Mcf in the third quarter of 2000. The decrease in gas volumes was due primarily to increased water production on the A-1 and A-2 wells in the third quarter of 2000. The decrease in gas volumes was partially offset by an increase in the average price received for natural gas from $2.36 in the third quarter of 1999 to $3.98 for the same period in 2000. The gas from East Cameron 371/381 is currently committed to TNGI on terms similar to gas committed to West Cameron
643. Capital expenditures decreased $1,780,482 in the third quarter of 2000 as compared to the same period in 1999 primarily due to the adjustment made to this property in the third quarter of 1999 by the Working Interest Owner as discussed above. Operating expenses increased $110,381 in the third quarter of 2000 as compared to the same period in 1999 primarily due to the adjustment made to this property in the third quarter of 1999 by the Working Interest Owner as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

     Ship Shoal 182/183 crude oil revenues increased from $5,479,475 in the first nine months of 1999 to $11,014,759 in the first nine months of 2000, primarily due to an increase in the average crude oil price from $13.08 per barrel in the first nine months of 1999 to $27.34 per barrel in the first nine months of 2000. The increase in the average crude oil price was partially offset by a decrease in crude oil production from 418,940 barrels in the first nine months of 1999 to 402,940 barrels for the same period in 2000 due primarily to continued natural production decline on these properties. Gas revenues decreased from $2,682,334 in the first nine months of 1999 to $2,236,081 in the first nine months of 2000 primarily due to a decrease in gas volumes from 1,370,803 Mcf in the first nine months of 1999 to 766,044 Mcf for the same period in 2000. This decrease in gas volumes was primarily the result of lower production on the B-15 and

E-10 wells and continued natural production decline on the properties in the first nine months of 2000. The B-15 and E-10 wells were recompleted in August 2000. The decrease in gas volumes was partially offset by an increase in the natural gas sales price from $2.04 per Mcf in the first nine months of 1999 to $3.00 per Mcf in the same period in 2000. Capital expenditures decreased from $753,020 in the first nine months of 1999 to $160,898 in the same period in 2000 due primarily to the costs associated with the sidetrack drilling on the E-2 well in the third quarter of 1999. Operating expenses increased from $1,091,623 in the first nine months of 1999 to $1,302,472 in the same period in 2000 due primarily to items previously charged as capital expenditures being reclassified by a Working Interest Owner after the completion of drilling as operational expenses in the third quarter of 2000.

     Eugene Island 339 crude oil revenues increased from $3,231,124 in the first nine months of 1999 to $4,835,249 for the same period in 2000 primarily due to an increase in the average crude oil price from $12.04 per barrel in the first nine months of 1999 to $26.07 per barrel in the first nine months of 2000. The increase in the average crude oil price was partially offset by a decrease in volumes from 268,178 barrels in the first nine months of 1999 to 185,496 barrels for the same period in 2000. Gas revenues decreased from $878,642 in the first nine months of 1999 to $762,231 in the first nine months of 2000 due primarily to a decrease in gas volumes from 457,723 Mcf for the first nine months of 1999 to 263,000 Mcf for the same period in 2000. The decrease in gas volumes was due primarily to a positive volume adjustment made in the second quarter of 1999, the compressor being down for 18 days in the second quarter of 2000 and continued natural production decline on the properties. The decrease in gas volumes was partially offset by an increase in the average price received for natural gas from $2.12 per Mcf in the first nine months of 1999 to $3.02 per Mcf for the same period in 2000. Capital expenditures increased from $279,483 in the first nine months of 1999 to $1,001,294 for the same period in 2000 due primarily to the drilling of the B-18 and A-7 sidetrack well and improvements on the platform B A614 facilities in the first nine months of 2000. Operating expenses decreased from $1,074,325 in the first nine months of 1999 to $902,045 for the same period in 2000.

     West Cameron 643 gas revenues decreased from $4,849,483 in the first nine months of 1999 to $3,868,070 in the first nine months of 2000 due primarily to a decrease in gas volumes from 2,198,416 Mcf in the first nine months of 1999 to 1,297,350 Mcf for the same period in 2000. The decrease in gas volumes was primarily due to the A-10 well being shut down in the first quarter of 2000 for maintenance work, increased water production on the A-10 and A-14 wells in the third quarter of 2000 and continued natural production decline on these properties. Operating expenses increased from $777,880 in the first nine months of 1999 to $881,208 for the same period in 2000 due primarily to maintenance work on the B well in the first quarter of 2000. Capital expenditures decreased from $1,270,627 in the first nine months of 1999 to $109,012 for the same period in 2000 due primarily to costs associated with bringing the B9-D well online in the second quarter of 1999.

     East Cameron 371/381 crude oil revenues decreased from $907,780 in the first nine months of 1999 to $713,919 in the first nine months of 2000 due primarily to an upward adjustment of $734,161 made in the third quarter of 1999 as discussed above. In addition to the upward revenue adjustment, oil production increased from 9,635 barrels in the first nine months of 1999 to 25,255 barrels for the same period in 2000. In addition, the average crude oil price increased from $18.02 per barrel in the first nine months of 1999 to $28.27 per barrel in the first nine months of 2000. Gas revenues increased $3,605,695 in the first nine months of 2000 as compared to the same period in 1999 due primarily to an increase in gas volumes of 1,797,950 Mcf in the first nine months of 2000 as compared to the same period in 1999. In 1998, gas revenues and volumes included overpaid revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively (a net adjustment of $1,090,367 to the Trust). Therefore, an adjustment for this 1998 overpayment was made in the first quarter of 1999. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first six months of

1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. In addition, there were upward adjustments of $69,240 for gas revenues made in the third quarter of 1999 as discussed above. Capital expenditures decreased from $3,204,674 in the first nine months of 1999 to $150,651 in the first nine months of 2000 due primarily to a $1,514,771 upward adjustment made in the third quarter of 1999 as discussed above. Operating expenses decreased from $171,637 in the first nine months of 1999 to $64,617 in the first nine months of 2000 due primarily to costs associated with the A-1 well workover in the second quarter of 1999.

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

SPECIAL COST ESCROW ACCOUNT

     The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 1999, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,982,000. The net deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In addition, there was a deposit adjustment of approximately $576,500 made in the second quarter of 1999 due to a release not being made in the fourth quarter of 1997. In the first nine months of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $778,327. The net deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures of the Royalty Properties. As of September 30, 2000, approximately $6,272,000 remained in the Special Cost Escrow Account.

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

                                                 ROYALTY PROPERTIES
                                                 THREE MONTHS ENDED
                                                  SEPTEMBER 30,(1)
                                            -----------------------------
                                               2000             1999(3)
                                            -----------       -----------
Crude oil and condensate (bbls).........        196,673           212,200
Natural gas and gas products (Mcf)......        841,699         1,953,263
Crude oil and condensate average price,
  per bbl...............................    $     27.92       $     16.44
Natural gas average price, per Mcf
  (excluding gas products)..............    $      4.00       $      2.31
Crude oil and condensate revenues.......    $ 5,490,663       $ 4,420,802
Natural gas and gas products revenues...      3,262,120         5,148,989
Production expenses.....................       (908,310)       (1,216,448)
Capital expenditures....................       (355,194)       (3,124,133)
Undistributed Net Loss (Income)(2)......        (63,367)          (87,125)
(Provision for) Refund of escrowed
  special costs.........................        524,956        (2,390,041)
                                            -----------       -----------
NET PROCEEDS............................      7,950,868         2,752,044
Royalty interest........................           x25%              x25%
                                            -----------       -----------
Partnership share.......................      1,987,717           688,011
Trust interest..........................        x99.99%           x99.99%
                                            -----------       -----------
Trust share.............................    $ 1,987,518       $   687,942
                                            ===========       ===========
------------

(1) The amounts for the three months ended September 30, 2000 and 1999 represent actual production for the periods May 2000 through July 2000, and May 1999 through July 1999, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2000, the loss carryforward was $954,392 ($238,598 net to the Trust).

(3) During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid East Cameron 371/381 royalties, related primarily to natural gas production, to the Trust in the third and fourth quarters of 1998. The total gas revenue and volume reported to the Trust was $5,696,741 ($1,424,185 net to the Trust) and 2,761,549 Mcf (690,387 Mcf net to the Trust), respectively. The amount that should have been reported to the Trust for gas revenue and volume was $1,424,185 ($356,046 net to the Trust) and 690,387 Mcf (172,597
    Mcf net to the Trust), respectively. As a result of these miscalculations and other minor adjustments, the Working Interest Owner overpaid the Trust royalties totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first quarter of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. The Working Interest Owner informed the Trust in the third quarter of 1999 that it was required to make additional adjustments to reported financial information on these properties. These adjustments resulted from the Working Interest Owner's audit of these Trust properties. This audit was made by the Working Interest Owner at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, the Working Interest Owner has informed the Trust that the loss carryforward projected in the first two quarters of 1999 should be adjusted and eliminated, and that the Working Interest Owner owes the Trust approximately $80,000.

                                                 ROYALTY PROPERTIES
                                                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,(1)
                                            -----------------------------
                                               2000             1999(3)
                                            -----------       -----------
Crude oil and condensate (bbls).........        629,699           711,100
Natural gas and gas products (Mcf)......      3,196,601         3,182,162
Crude oil and condensate average price,
  per bbl...............................    $     27.05       $     14.09
Natural gas average price, per Mcf
  (excluding gas products)..............    $      2.98       $      2.21
Crude oil and condensate revenues.......    $17,033,945       $10,021,350
Natural gas and gas products revenues...      9,379,270         7,169,251
Production expenses.....................     (3,343,155)       (3,533,259)
Capital expenditures....................     (1,464,915)       (5,610,497)
Undistributed Net Loss (Income)(2)......       (242,874)        3,214,993
(Provision for) Refund of escrowed
  special costs.........................     (3,113,307)       (7,927,918)
                                            -----------       -----------
NET PROCEEDS............................     18,248,964         3,333,920
Royalty interest........................           x25%              x25%
                                            -----------       -----------
Partnership share.......................      4,562,241           833,480
Trust interest..........................        x99.99%           x99.99%
                                            -----------       -----------
Trust share.............................    $ 4,561,785       $   833,397
                                            ===========       ===========

------------

(1) The amounts for the nine months ended September 30, 2000 and 1999 represent actual production for the periods November 1999 through July 2000, and November 1998 through July 1999, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2000, the loss carryforward was $954,392 ($238,598 net to the Trust).

(3) During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that the Working Interest Owner overpaid East Cameron 371/381 royalties, related primarily to natural gas production, to the Trust in the third and fourth quarters of 1998. The total gas revenue and volume reported to the Trust was $5,696,741 ($1,424,185 net to the Trust) and 2,761,549 Mcf (690,387 Mcf net to the Trust), respectively. The amount that should have been reported to the Trust for gas revenue and volume was $1,424,185 ($356,046 net to the Trust) and 690,387 Mcf (172,597
    Mcf net to the Trust), respectively. As a result of these miscalculations and other minor adjustments, the Working Interest Owner overpaid the Trust royalties totaling $1,090,367. The Working Interest Owner of East Cameron 371/381 recouped $404,190 of the overpayment from production in the first quarter of 1999 and will recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by this Working Interest Owner. The Working Interest Owner informed the Trust in the third quarter of 1999 that it was required to make additional adjustments to reported financial information on these properties. These adjustments resulted from the Working Interest Owner's audit of these Trust properties. This audit was made by the Working Interest Owner at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, the Working Interest Owner has informed the Trust that the loss carryforward projected in the first two quarters of 1999 should be adjusted and eliminated, and that the Working Interest Owner owes the Trust approximately $80,000.

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2000.

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

Date:  November 13, 2000

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.