Form 10-K405
period 2000-12-31
TEL OFFSHORE TRUST
filed 2001-04-02
CIK 97148

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
        DECEMBER 31, 2000

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM TO

                         Commission File Number 0-6910
                            ------------------------

                               TEL OFFSHORE TRUST

             (Exact name of registrant as specified in its charter)

                 TEXAS                                      76-6004064
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

       THE CHASE MANHATTAN BANK
              700 LAVACA
             AUSTIN, TEXAS                                    78701
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (512) 479-2562

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 28, 2001, of $7.50 was $35,636,325.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 28, 2001, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

    Documents Incorporated By Reference: None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

                                                                          PAGE
                                                                        --------
Item 1.   Business....................................................         1
            Description of the Trust..................................         1
              General.................................................         1
              History of the Trust....................................         3
            Description of the Units..................................         5
              Distributions...........................................         5
              Possible Requirement that Units be Divested.............         5
              Liability of Unit Holders...............................         6
              Federal Income Tax Matters..............................         6
              Tax-Exempt Organizations................................         8
              State Law Considerations................................         8
            Termination of the Trust..................................         8
            Royalty Income, Distributable Income and Total Assets.....        10
            Description of Royalty Properties.........................        10
              Producing Acreage and Wells.............................        10
              Reserves................................................        11
              Operations and Production...............................        21
            Marketing.................................................        23
              Gas Marketing...........................................        23
              Oil Marketing...........................................        24
            Competition and Regulation................................        25
              Competition.............................................        25
              Regulation--General.....................................        25
              FERC Regulations........................................        25
              State Regulation........................................        26
              Environmental Regulations...............................        26
Item 2.   Properties..................................................        28
Item 3.   Legal Proceedings...........................................        28
Item 4.   Submission of Matters to a Vote of Security Holders.........        28
                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................        29
Item 6.   Selected Financial Data.....................................        29
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation..................................        29
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................        38
Item 8.   Financial Statements and Supplementary Data.................        38
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................        51
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........        52
Item 11.  Executive Compensation......................................        52
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................        52
Item 13.  Certain Relationships and Related Transactions..............        52
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................        54
SIGNATURES............................................................        56

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

                                     PART I

ITEM 1. BUSINESS.

                            DESCRIPTION OF THE TRUST

GENERAL

    The TEL Offshore Trust ("Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, The Chase Manhattan Bank (formerly known as Chase Bank of Texas, National Association) ("Corporate Trustee"), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is 512-479-2562. George Allman, Jr., Gary C. Evans and Jeffrey S. Swanson serve as individual trustees ("Individual Trustees") of the Trust. The Individual Trustees and the Corporate Trustee may hereinafter collectively be referred to as Trustees.

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

    A total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. The Units are traded on the OTC Bulletin Board of the National Association of Securities Dealers Automated Quotation System. The Units may also be traded on pink sheets. From inception of the Trust to December 31, 2000, distributions to Unit holders totaled approximately $90,474,000, or approximately $19.04 per Unit.

    The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefor established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $28.7 million as of October 31, 2000. (See "Termination of the Trust" and
Note 8 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

DISTRIBUTIONS

    The Trustees distribute the Trust's income pro rata for each calendar quarter within 10 days after the end of each such quarter. Distributions of the Trust's income are made to Unit holders of record on the Quarterly Record Date, which is the last business day of each quarterly period, or such later date as the Trustees determine is required to comply with legal requirements. The Trustees determine for each quarterly period the amount available for distribution. Such amount (the "Quarterly Income Amount") consists of the cash received from the Royalty during such quarterly period plus any other cash receipts of the Trust, less the obligations of the Trust paid during such quarterly period, and adjusted for changes made by the Trust during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. For a discussion of the cash reserves being established by the Trust, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Form 10-K.

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

FEDERAL INCOME TAX MATTERS

    OWNERSHIP OF UNITS

    The Internal Revenue Service ("IRS") has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each unitholder will be treated as owning an interest in the Partnership.

    INCOME AND DEPLETION

    Each unitholder of record as of the last business day of each quarter will be allocated a share of the income and deductions of the Trust, including the Trust's share of the income and deductions of the Partnership, computed on an accrual basis, for that quarter.

    Royalty income is considered portfolio income. Since all income from the Partnership is royalty income, this amount, net of depletion, is portfolio income and, subject to certain exceptions and transitional rules, this royalty income cannot be offset by losses from passive businesses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

    The IRS has also ruled that the Royalty is a non-operating economic interest giving rise to income subject to depletion. The Trustees will treat the Royalty as a single property giving rise to income subject to depletion, although the computation of depletion will be made by each unitholder based upon information provided by the Trustees. Each unitholder will be entitled to compute cost depletion with respect to his share of income from the Royalty based on his basis in the Royalty. A unitholder will have a basis in the Royalty equal to the basis in his units. Unitholders that acquired units after October 11, 1990, are entitled to percentage depletion on Royalty income attributable to those units.

    BACKUP WITHHOLDING

    Distributions from the Trust are generally subject to backup withholding at a rate of 31% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by a unitholder is incorrect.

    SALE OF UNITS

    Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period for the units exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 20% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of disposition.

    NON-U.S. UNITHOLDERS

    In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. unitholder" for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30%, or lower treaty rate, if applicable. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. unitholder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Internal Revenue Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected income is subjected to withholding equal to the highest applicable tax rate-- 39.6% for individual non-U.S. unitholders and 35% for corporate non-U.S. unitholders.

    The Internal Revenue Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, non-U.S. unitholders owning greater than five percent of the outstanding units are subject to United States federal income tax on the gain on the disposition of their units. Non-U.S. unitholders owning five percent or less of the outstanding units are not subject to United States federal income tax on the gain on the disposition of their units.

    Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many other considerations. Therefore, each non-U.S. unitholder should consult his own tax adviser as to the advisability of his ownership of units.

TAX-EXEMPT ORGANIZATIONS

    Investments in publicly traded partnerships are treated the same as investments in other partnerships for purposes of the rules governing unrelated business taxable income. The Royalty and interest income should not be unrelated business taxable income so long as, generally, a unitholder did not incur debt to acquire a unit or otherwise incur or maintain a debt that would not have been incurred or maintained if that unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business income. Tax-exempt unitholders should consult their own tax advisors with respect to the treatment of Royalty income.

STATE LAW CONSIDERATIONS

    The Trust and the Partnership have been structured so as to cause the units to be treated for certain state law purposes essentially the same as other securities, that is, as interests in intangible personal property rather than as interests in real property. However, in the absence of controlling legal precedent, there is a possibility that under certain circumstances a unitholder could be treated as owning an interest in real property under the laws of Louisiana. In that event, the tax, probate, devolution of title and administration laws of Louisiana or other states applicable to real property may apply to the units, even if held by a person who is not a resident thereof. Application of these laws could make the inheritance and related matters with respect to the units substantially more onerous than had the units been treated as interests in intangible personal property. Unitholders should consult their legal and tax advisers regarding the applicability of these considerations to their individual circumstances.

                            TERMINATION OF THE TRUST

    The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $28.7 million as of October 31, 2000, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2000, it is estimated that approximately 75% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS

    The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

                                                                                             GROSS WELLS DRILLED AS OF
                                                            WORKING                              OCTOBER 31, 2000
                                                           INTEREST               -----------------------------------------------
                                                            OWNER'S                      WELLS
                                             ACQUISITION   OWNERSHIP                  DRILLED(1)            SUCCESSFUL(2)(3)
                                                DATE       INTEREST     GROSS     -------------------   -------------------------
                 PROPERTY                    (MO.-YR.).       (%)       ACRES      EXPL.       DEV.       OIL              GAS
                 --------                    -----------   ---------   --------   --------   --------   --------         --------
East Cameron 354...........................     12-72        50.00       5,000        2          4          0                5
West Cameron 643...........................     12-72        50.00       5,000        3         17          0               14
Eugene Island 339..........................     12-72        50.00       5,000        2         37         33                0
Eugene Island 342..........................     12-72         1.00       5,000        2         20          0               16
Eugene Island 343..........................     12-72         1.00       5,000        4         16          0               17
Eugene Island 348..........................     12-72        50.00       5,000        4          5          0                7
West Cameron 642...........................      1-73        25.00       5,000        4          7          0                8
East Cameron 370(4)........................      1-73        25.00       5,000        3          1          0                4
East Cameron 371...........................      1-73        25.00       5,000        7          2          0                4
Vermilion 246..............................      1-73        36.30       5,000        3          2          0                3
West Cameron 41 E/2(5).....................      3-74          .30       2,500        0          0          0                0
Ship Shoal 183 N/2.........................     12-73        66.70       2,500        1         28         28                0
Ship Shoal 183 NW/4 of S/2.................      4-77        50.00         625        0          1          1                0
Ship Shoal 183 NE/4 of SW/4 of S/2, SE/4...     12-82        50.00       1,875        1          0          1                0
Eugene Island 208..........................      8-73       100.00       1,250        0          3          0                3
Eugene Island 367..........................      3-74         1.60       5,000        2          9          0                9
South Marsh Island 252.....................      3-74          .22       4,997        2          0          0                1
South Timbalier 36.........................      3-74          .30       5,000        2         20          9               11
South Timbalier 37.........................      3-74          .30       5,000       13         40         39                2
                                                                        ------      ---        ---        ---              ---
                                                                        78,747       55        212        111              104
                                                                        ======      ===        ===        ===              ===

- ------------------------

    (1) As of October 31, 2000, there were no wells in the process of drilling. See "Operations" under Item 7 of this report for a discussion of drilling activity during 2000.

    (2) As of October 31, 2000, there were 87 producing completions.

    (3) Multiple completions are counted as one well. South Timbalier 37 has 5 multiple completion wells and Ship Shoal 182/183 has 1 multiple completion well.

    (4) This lease expired in 1996.

    (5) This lease was abandoned and expired in 1991.

RESERVES

    A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2000. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 2 and 8 in the Notes to Financial Statements under Item 8 of this Form 10-K.

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

    The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that, as of October 31, 2000, approximately 13,673 Mcf had been overtaken by Chevron from the Eugene Island 339 property. In addition, the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that, as of October 31, 2000, approximately 71,761 mcf and 22,209 mcf, respectively, have been overtaken by the Working Interest Owner from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in
Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalances. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $114,800 in 2000 related to such imbalances. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property and the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that sufficient gas reserves existed on the properties for under produced parties to recoup their share of the gas imbalance on the properties.

    During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $541,700 has been recovered from the Trust by PennzEnergy as of the end of 2000, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. PennzEnergy has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

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

    The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $325,400 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

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

    The Trust Agreement provides that the Trust will terminate in the event total future net revenues attributable to the Partnership's interest in the Royalty as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million. See "Business--Termination of the Trust".

    The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 2000 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

OPERATIONS AND PRODUCTION

    Reference is made to the Section entitled "Operations" under Item 7 of this Form 10-K for information concerning operations and production.

                                  [LETTERHEAD]

                                 LETTER REPORT
                                     AS OF
                                OCTOBER 31, 2000
                                       ON
                              RESERVES AND REVENUE
                                       OF
                               CERTAIN PROPERTIES
                                  OWNED BY THE
                         TEL OFFSHORE TRUST PARTNERSHIP
                                    SEC CASE

                                  [LETTERHEAD]

                                 March 2, 2001

Chevron USA Inc.
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012

Gentlemen:

    Pursuant to your request, we have prepared estimates, as of October 31, 2000, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron USA Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The Managing Partner of the Trust Partnership is Chevron. The interest appraised consists of a 25-percent net profits interest in 17 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly comprised of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on
November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995. The SONAT property was subsequently acquired by Amerada Hess Corporation (Amerada Hess) effective January 1, 1998. Another of the Pennzoil Subject Properties was acquired by Devon Energy Production Co. (Devon) effective December 29, 1999.

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

    Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 2000. Combined net reserves are defined as those reserves remaining after deducting royalties and interests owned by others from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership. Gas volumes are expressed as sales gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure bases of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

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

    The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 13 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 4 leases to which no reserves have been assigned. Devon owns an interest in one of the productive properties. Pennzoil owns an interest in one of the leases to which no reserves have been assigned. Texaco owns an interest in three of the productive properties. Amerada Hess and Amoco own an interest in one property each, but only the Amerada Hess property is productive. Chevron owns an interest in the remaining 10 properties.

    The reserves volumes and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the combined interests, which consist of the Trust Partnership Interest and the interests retained in the Subject Properties by Chevron, Pennzoil, Texaco, Amerada Hess, Amoco, or Devon. Net reserves attributable to the Trust Partnership Interests were estimated by allocating to the Trust Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. The formula used to estimate the net reserves attributable to the Trust Partnership Interest is as follows:

                                             Trust Partnership Interest
                                                 future net revenue
Trust Partnership Interest net reserves =   ----------------------------        X Combined net reserves
                                            Combined future gross revenue

This formula was applied separately to the Pennzoil, Texaco, Amerada Hess, Amoco, and Devon groups of properties and then to the Chevron (remaining properties) group; the results were then added together to obtain the total reserves for the Trust Partnership Interest. Because the net reserves volumes attributable to the Trust

Partnership Interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Trust Partnership Interest will vary if different future price and cost assumptions are used. Trust Partnership Interest net revenue and net reserves estimates included in this report have been estimated from reserves and revenue attributable to the combined interests using procedures and calculation methods as specified by Chevron and represented by Chevron to be in accordance with the Conveyance of Overriding Royalty Interests.

    Units have been formed for several common reservoirs that underlie the Subject Properties and adjacent leases. In those cases, the estimated gross reserves of the entire reservoir are shown and the resulting combined Trust Partnership and Chevron, Pennzoil, Texaco, Amerada Hess, Amoco, or Devon interests in the reservoir unit are used to calculate combined interests net reserves.

    Data available from wells drilled on the appraised properties through October 2000 were used in estimating gross ultimate recovery. Gross production estimated through October 31, 2000, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves. In most fields, this required that the production rates be estimated for 4 months, since production data for certain properties were available only through June 2000.

    Net proved reserves attributable to the Trust Partnership Interest, as of October 31, 2000, are estimated as follows:

                                                         OIL AND      NATURAL
                                                        CONDENSATE      GAS
                                                          (BBL)        (MCF)
                                                        ----------   ----------
Proved Developed and Undeveloped Reserves
  Reserves as of October 31, 1999.....................    613,052     3,349,524
  Revisions of Previous Estimates.....................     57,011      (111,262)
  Improved Recovery...................................          0             0
  Purchases of Minerals in Place......................          0             0
  Extensions, Discoveries, and Other Additions........     20,946        16,688
  Production..........................................   (198,539)   (1,052,355)
  Sales of Minerals in Place..........................          0             0
  Reserves as of October 31, 2000.....................    492,470     2,202,595

Proved Developed Reserves
  Reserves as of October 31, 1999.....................    612,610     3,338,142
  Reserves as of October 31, 2000.....................    492,065     2,191,302

    Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interest. These monthly values for the aggregate of the combined interest in the Subject Properties were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2001. The future accrual or escrow amounts for each of the five groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 5.5 percent per year as specified by Chevron was credited monthly as a reduction in operating costs. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the six groups of the properties (Chevron, Pennzoil, Texaco, Amerada Hess, Amoco, and Devon). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 5.5 percent per year as specified by Chevron. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax expenses were not taken into account in estimating future net revenue and present worth. No deductions were made in the foregoing reserves for any outstanding production payments.

    Revenue values in this report were estimated using the initial prices and costs provided by Chevron. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). These guidelines require the use of prices for oil and condensate in effect on October 31, 2000. The assumptions used for estimating future prices and costs are as follows:

    OIL AND CONDENSATE PRICES

       Oil and condensate prices applicable in October 2000 were used as initial prices with no increases based on inflation. The initial oil and condensate prices were furnished by Chevron.

    NATURAL GAS PRICES

       Initial gas prices furnished by Chevron were prices in effect on October 31, 2000, and were represented to be in accordance with existing gas contracts. Chevron further represents that these contracts provide for periodic price redeterminations, but do not provide for any fixed or determinable escalations. Therefore, the initial prices were used for the remaining life of the properties.

    OPERATING AND CAPITAL COSTS

       Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2000 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the four leases which are considered depleted and to which no reserves have been assigned.

    A summary of estimated revenue and costs attributable to the combined interest in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 2000, is as follows:

                                                                   PROPERTIES
                              ------------------------------------------------------------------------------------
                                                                     AMERADA
                                CHEVRON     PENNZOIL     TEXACO       HESS       AMOCO       DEVON        TOTAL
                              -----------   --------   ----------   ---------   --------   ---------   -----------
COMBINED INTEREST
  Future Gross
    Revenue ($).............  108,040,273      0       23,507,836   1,431,936      0       1,351,501   134,331,546
  Operating Costs ($).......  (15,927,303)     0       (5,262,910)   (483,892)     0        (252,068)  (21,926,173)
  Capital Costs ($)(1)......  (12,413,401)     0       (6,626,993)   (278,410)     0        (240,500)  (19,559,304)

  Future Net Revenue ($)....   79,699,569      0       11,617,933     669,634      0         858,933    92,846,069
  Cost Escrow as of
    10-31-00 ($)............   14,251,855      0        6,591,250     412,580      0         245,024    21,500,709
  Interest Credit on Accrued
    Balance ($).............    3,407,914      0        2,448,300      60,934      0          76,014     5,993,162
  Interest on
    Deficit ($).............            0      0                0           0      0               0             0
  Overhead ($)..............   (4,193,458)     0       (1,135,233)    (67,611)     0         (57,534)   (5,453,836)

  Revenue Subject to Net
    Profits Interest ($)....   93,165,880      0       19,522,250   1,075,537      0       1,122,437   114,886,104

TRUST PARTNERSHIP INTEREST
  Future Net
    Revenue ($)(2)..........   23,291,425      0        4,880,528     268,874      0         280,589    28,721,416
  Present Worth at 10
    Percent ($)(2)..........   18,018,872      0        3,811,855     241,189      0         233,267    22,305,183

- ------------------------

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

                                                      Submitted,

                                                      /s/ DEGOLYER AND MACNAUGHTON
                                                      ------------------------------------------------
                                                      DeGOLYER and MacNAUGHTON

[SEAL STATE OF TEXAS]                                 /s/ THOMAS A. SCHOB, P.E.
                                                      ------------------------------------------------
                                                      Thomas A. Schob, P.E.
                                                      SENIOR VICE PRESIDENT
                                                      DeGolyer and MacNaughton

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

    Spot domestic natural gas prices generally increased in 2000 and early 2001. Crude oil prices increased in 2000 and early 2001.

    It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

GAS MARKETING

    During 2000, gas sales by the Working Interest Owners under a contract with Texaco Natural Gas, Inc. ("TNG") and Dynegy Inc. ("Dynegy") accounted for 53% and 40%, respectively, of total gas revenues from the Royalty Properties.

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

    WEST CAMERON 643. West Cameron 643 contributed approximately 41% of the revenues from gas sales from the Royalty Properties in 2000. The average price received for natural gas from all of the Working Interest Owner's purchasers on West Cameron 643 during 2000 was $3.29 per Mcf and the price received for February 2001 was $10.31 per Mcf. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation.

    EAST CAMERON 371/381. East Cameron 371/381 contributed approximately 12% of the revenues from gas sales from the Royalty Properties in 2000. The average price received for natural gas from all of the Working Interest Owner's purchasers on East Cameron 371/381 during 2000 was $2.99 per Mcf and the price received for January 2001 was $10.31 per Mcf. The gas from East Cameron 371/381 is currently committed to TNGI on terms similar to gas committed to West Cameron 643.

    SHIP SHOAL 182/183. Ship Shoal 182/183 contributed approximately 31% of the revenues from gas sales from the Royalty Properties in 2000. The average price received for natural gas from all of the Working Interest Owner's purchasers on Ship Shoal 182/183 during 2000 was $3.59 per Mcf and the price received for February 2001 was $10.03 per Mcf. The gas from Ship Shoal 182/183 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

    EUGENE ISLAND 339. Eugene Island 339 contributed approximately 6% of the revenues from gas sales from the Royalty Properties in 2000. The average price received for natural gas from all of the Working Interest Owner's purchasers on Eugene Island 339 during 2000 was $3.34 per Mcf and the price received for February 2001 was $11.14 per Mcf. The gas from Eugene Island 339 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

OIL MARKETING

    Crude oil purchases by Texaco, Inc. and by the Supply and Distribution Department of Chevron accounted for approximately 4% and 96%, respectively, of total crude oil revenues from the Royalty Properties during 2000.

    Under TEPI's tendering procedure, Equiva Trading Company (Texaco's crude oil marketing joint venture) purchases crude oil based on the prices TEPI receives from third parties under a competitive bidding procedure. Average monthly prices for fiscal 2000 ranged from $29.30 per barrel to $33.01 per barrel. The average crude oil price under this arrangement for January 2001 production was approximately $30.10 per barrel.

    The Supply and Distribution Department of Chevron purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 2000 ranged from $23.54 per barrel to $32.88 per barrel. The average price of crude oil sold under this arrangement for February 2001 was approximately $28.65 per barrel.

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

REGULATION--GENERAL

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

FERC REGULATION

    In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant, it does so pursuant to private contracts in direct competition with all other sellers, such as the Working Interest Owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs of gathering assets," may have the adverse effect of increasing the cost of doing business on some in the industry. In 1996, the FERC issued a Statement of Policy regarding its jurisdiction under the NGA and the Outer Continental Shelf Lands Act ("OCSLA") over new natural gas facilities and services on the Outer Continental Shelf ("OCS"). Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. Recently, in addition to the traditional factors, the FERC has added another factor to be considered for purposes of identifying the demarcation point between gathering and transportation on OCS pipeline systems, i.e., whether the system contains a centralized aggregation point where gas supplies are delivered by multiple small diameter lines for aggregation and subsequent delivery onshore through a larger diameter pipeline. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In Order No. 637-A, the FERC made certain clarifying adjustments to the regulations promulgated in Order No. 637. In Order No. 637-B, the FERC denied all further requests for rehearing. Order Nos. 637, ET SEQ. currently are pending judicial review. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. On April 10, 2000, the FERC issued Order No. 639 which established new regulations under the OCSLA applicable to natural gas pipelines operating on the OCS. The new regulations require non-exempt OCS gas service providers to file with the FERC information regarding their affiliations and the rates and terms pursuant to which they provide service to each and every shipper. The purpose of the reporting requirements is to assist FERC and interested persons in determining whether OCS gas service providers are complying with the open access and nondiscrimination requirements of the OCSLA and enable shippers that are subject to discrimination and anti-competitive practices to bring such practices to the FERC's attention and seek remedial action. In Order No. 639-A, the FERC clarified and modified certain of the regulations. Order Nos. 639 and 639-A are pending judicial review. As to all of these recent FERC initiatives, the Working Interest Owners have advised the Trust that the ongoing or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The Trust Units are traded on the OTC Bulletin Board. The Trust Units may also be traded on pink sheets. At March 16, 2001, the 4,751,510 Units outstanding were held by 1,848 Unit holders of record. The high and low sales price as reported by the OTC Bulletin Board, and distributions for each quarter for the years ended December 31, 2000 and 1999, were as follows:

                                                      HIGH       LOW      DISTRIBUTION
QUARTER                                             --------   --------   ------------
2000:
    Fourth........................................   $6         $4 6/8      $.590256
    Third.........................................    5 13/16    4 3/8       .409462
    Second........................................    5 1/8      4 1/4       .264331
    First.........................................    5 3/8      3 6/8       .306923
1999:
    Fourth........................................   $4         $3 7/16     $.436046
    Third.........................................    3 7/8      3 7/16      .127953
    Second........................................    4 1/4      3 3/8       .000000
    First.........................................    4 3/8      3 9/16      .011700

    Sales prices on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
Royalty income.....................  $7,400,311   $2,953,377   $5,773,114   $7,003,259   $  785,708
Distributable income...............  $7,464,492   $2,735,446   $5,501,938   $6,058,057   $  590,417
Distributions per Unit.............  $ 1.570973   $  .575699   $ 1.157932   $ 1.274973   $  .124258
Total assets.......................  $4,191,170   $3,823,891   $3,520,190   $4,128,590   $1,818,212

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

    In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no Royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the Trust deposited $99,536 into the Trust's cash reserve account. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount at December 31, 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust. This $25,258 was redeposited to the Trust's cash reserve account during the third quarter of 1999. The reserve amount at December 31, 2000 was $1,117,484. During the second quarter of 2000, the Trust used $266,759 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust.

OPERATIONS

    During the first quarter of 1999, the Working Interest Owner of East Cameron 371/381 informed the Trust that Texaco overpaid royalties to the Trust in the third and fourth quarters of 1998 in an amount totaling $1,090,367. Texaco recouped $404,190 of the overpayment from production in the first six months of 1999 and was to recoup additional royalties of $686,177 in future periods through future production on this property and West Cameron 643, which properties are operated by Texaco. Texaco informed the Trust in the third quarter of 1999 that it was required to make additional adjustments to reported financial information on these properties. These adjustments resulted from Texaco's audit of these Trust properties. This audit was made by Texaco at the request of the Trustees of the Trust. Adjustments arising from this audit included previous capital expenditures and exploratory costs not charged to the Trust that were offset by revenues from plant liquids and oil, as well as revenues attributable to differences in pricing formulas, that should have been paid to the Trust. After netting these findings, Texaco informed the Trust that the loss carryforward projected in the first two quarters of 1999 should be adjusted and eliminated, and that Texaco owed the Trust approximately $80,000. The following summaries reflect the third quarter 1999 activity inclusive of this one-time adjustment.

    YEARS 2000 AND 1999

    Royalty income increased approximately 151% from $2,953,377 in 1999 to $7,400,311 in 2000 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below as well as the continued significant decrease in capital expenditures in 2000 as discussed below.

    For 2000, the Trust had an undistributed net income of approximately $77,157 compared to undistributed net loss of approximately $783,489 in 1999. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward.

    Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

    NATURAL GAS AND GAS PRODUCTS

    Gas revenues increased approximately 24% from $10,952,595 in 1999 to $13,546,159 in 2000, due primarily to a 41% increase in the average price received for natural gas from $2.32 per Mcf in 1999 to $3.28 per Mcf in 2000. The increase in the average price was slightly offset by a 12% decrease in gas volumes from 4,696,022 Mcf in 1999 to 4,126,774 Mcf in 2000. The decrease in gas volumes was primarily attributable to increased water production on the West Cameron 643 A-10 well and the West Cameron 643 A-14 well in the third quarter of 2000. Both wells are candidates for workovers in 2000.

    Chevron has advised the Trust that as of October 31, 2000 approximately 13,673 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in
Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $15,700 in 2000 related to such imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

    During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $541,700 had been recovered from the Trust as of October 31, 2000, including $95,200 and $42,300 during 2000 and 1999, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

    CRUDE OIL AND CONDENSATE

    Crude oil and condensate revenues increased approximately 43% from $15,413,693 in 1999 to $22,040,283 in 2000, due primarily to a 75% increase in the average price received from $15.89 per barrel in 1999 to $27.75 per barrel in 2000. This increase in the average price was slightly offset by a 18% decrease in crude oil and condensate volumes from 969,984 barrels in 1999 to 794,154 barrels in 2000.

    OPERATING AND CAPITAL EXPENDITURES

    Operating expenses increased approximately 8% from $4,369,885 in 1999 to $4,700,444 in 2000.

    Capital expenditures decreased approximately 76% from $6,633,800 in 1999 to $1,600,483 in 2000 due primarily to the costs associated with drilling the A-5 well in the second quarter of 1999 on the East Cameron 371/381 property.

    SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account, approximately $333,000 in 2000, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

    In the first quarter of 2001, there was a net deposit of funds into the Special Cost Escrow Account of approximately $423,125. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties.

    In 2000, the Working Interest Owners released a net amount of approximately $828,137 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2000, approximately $5,375,000 remained in the Special Cost Escrow Account.

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

    SUMMARY BY PROPERTY

    Listed below is a summary of 2000 operations as compared to 1999 of the four principal Royalty Properties based on gross revenues generated.

    EUGENE ISLAND 339

    Eugene Island 339 crude oil revenues increased from $5,053,716 in 1999 to $6,191,903 in 2000 primarily due to an increase in the average crude oil price from $13.96 per barrel in 1999 to $26.55 per barrel in 2000. This increase in the average crude oil price was partially offset by a decrease in volumes from 362,018 barrels in 1999 to 302,198 in 2000. Gas revenues decreased from $976,051 in 1999 to $955,685 in 2000 primarily due to a decrease in gas volumes from 487,938 Mcf in 1999 to 302,198 Mcf for the same period in 2000. The decrease in gas volumes was due primarily to a positive volume adjustment made in the second quarter of 1999, the compressor being down for 18 days in the second quarter of 2000, and continued natural production decline on this property. In addition, there was an increase in the average price received for natural gas from $2.21 per Mcf in 1999 to $3.34 per Mcf in 2000. Capital expenditures increased from $298,036 in 1999 to $1,051,436 in 2000 due primarily to the drilling of the B-18 and A-7 sidetrack well and improvements of the platform B A614 facilities in 2000. Operating expenses decreased from $1,480,059 in 1999 to $1,352,647 in 2000.

    As discussed under "Description of the Royalty Properties--Reserves," the Working Interest Owner has advised the Trust that as of October 31, 2000 there was an overtake imbalance position of approximately 13,673 Mcf (3,418 Mcf net to the Trust) on this property. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance.

    SHIP SHOAL 182/183

    Ship Shoal 182/183 crude oil revenues increased from $8,751,680 in 1999 to $14,353,159 in 2000, primarily due to an increase in the average crude oil price from $15.34 per barrel in 1999 to $28.15 per barrel in 2000. The increase in the average crude oil price was partially offset by a decrease in crude oil production from 570,487 barrels in 1999 to 509,841 barrels in 2000 primarily to continued natural production decline on these properties. Gas revenues increased from $3,667,882 in 1999 to $4,113,227 in 2000 due to an increase in the average natural gas sales price from $2.19 per Mcf in 1999 to $3.59 per Mcf in 2000. The increase in the average natural gas sales price was partially offset by a decrease in gas volumes from 1,740,431 Mcf in 1999 to 1,178,788 in 2000. This decrease in gas volumes was primarily the result of lower production on the B-15 and E-10 wells and continued natural production decline on the properties in 2000. Capital expenditures decreased from $1,570,205 in 1999 to $172,451 in 2000 due primarily to the costs associated with the sidetrack drilling on the E-2 well in the third quarter of 1999. Operating expenses increased from $1,561,850 in 1999 to $1,628,281 in 2000 due primarily to items previously charged as capital expenditures being reclassified by a Working Interest Owner after the completion of drilling as operational expenses in 2000.

    The Working Interest Owner has advised the Trust that approximately 71,761 Mcf remained overtaken by the Working Interest Owner from this property as of October 31, 2000. The Trust's share of this overtake position is approximately 17,940 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance.

    WEST CAMERON 643

    West Cameron 643 gas revenues decreased from $6,846,390 in 1999 to $5,211,934 in 2000 due primarily to a decrease in gas volumes from 2,942,979 Mcf in 1999 to 1,584,951 Mcf in 2000. The decrease in gas volumes was due primarily to the A-10 well being shut down in the first quarter of 2000 for maintenance work, increased water production on the A-10 and A-14 wells in the third quarter of 2000 and continued natural production decline on these properties. This decrease in volumes was slightly offset by a significant increase in the average price received for natural gas from $2.33 per Mcf in 1999 to $3.29 per Mcf in 2000. Operating expenses increased from $998,964 in 1999 to $1,393,144 in 2000, due primarily to maintenance work on the B well in the first quarter of 2000. Capital expenditures decreased from $1,312,924 in 1999 to $154,456 in 2000.

    EAST CAMERON 371/381

    East Cameron 371/381 gas revenues increased from ($1,688,792) in 1999 to $1,843,190 in 2000 due primarily to an increase in gas volumes from (1,010,290) Mcf in 1999 to 638,015 Mcf in 2000. The 1999 revenues and volumes reflect an adjustment made in the first quarter of 1999 for an overpayment in 1998 of revenues and volumes made by the Working Interest Owner of $4,272,556 and 2,071,162 Mcf, respectively (a net adjustment of $1,090,367 to the Trust). The Working Interest Owner of East Cameron 371/381 and West Cameron 643 recouped $1,090,367 of the overpayment from production in 1999. In addition, there were upward adjustments of $69,240 for gas revenues made in the third quarter of 1999 as discussed above. Crude oil revenues decreased from $1,080,222 in 1999 to $812,557 in 2000 due primarily due primarily to an upward adjustment of $734,161 made in the third quarter of 1999 as discussed above. Capital expenditures decreased from $3,316,826 in 1999 to $159,871 in 2000. Operating expenses decreased from $107,186 in 1999 to $85,980 in 2000, due primarily to the adjustment made to this property in the third quarter of 1999 by the Working Interest Owner as discussed above.

    YEARS 1999 AND 1998

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

    Chevron advised the Trust that as of October 31, 1999 approximately 18,731 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in
Note 8 in the Notes to Financial Statements under

Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $11,200 in 1999 related to such imbalance.

    During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $446,600 had been recovered from the Trust as of October 31, 1999, including $78,000 and $42,300 during 1999 and 1998, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance.

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

    SPECIAL COST ESCROW ACCOUNT

    The Trust's share of interest generated from the Special Cost Escrow Account, approximately $202,900 in 1999, served to reduce the Trust's share of allocated production costs.

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

    As discussed under "Description of the Royalty Properties--Reserves," the Working Interest Owner has advised the Trust that as of October 31, 1999 there was an overtake imbalance position of approximately 18,731 Mcf (4,683 Mcf net to the Trust) on this property. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance.

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

                                                                  ROYALTY PROPERTIES
                                                              YEAR ENDED DECEMBER 31,(1)
                                                       -----------------------------------------
                                                          2000          1999          1998(3)
                                                       -----------   -----------   -------------
Crude oil and condensate (bbls)......................      794,154       969,984       1,301,651
Natural gas and gas products (Mcf)...................    4,126,774     4,696,022      10,005,749
    Crude oil and condensate average price, per
      bbl............................................  $     27.75   $     15.89   $       13.88
Natural gas average price, per Mcf (excluding gas
  products)..........................................  $      3.28   $      2.32   $        2.22
Crude oil and condensate revenues....................  $22,040,283   $15,413,693   $  18,060,937
Natural gas and gas products revenues................   12,741,769    10,952,595      21,917,044
Production expenses..................................    4,666,700    (4,702,240)     (5,297,247)
  Capital expenditures...............................    1,600,483    (6,633,800)    (16,590,617)
Undistributed net loss (income)(2) ..................  $  (308,629)    3,133,956        (166,626)
  Provision for) Refund of escrowed special costs....   (3,312,546)   (6,349,516)      5,171,273
                                                       -----------   -----------   -------------
NET PROCEEDS.........................................  $28,094,660   $11,814,688   $  23,094,764
Royalty interest.....................................         x25%          x25%            x25%
                                                       -----------   -----------   -------------
Partnership share....................................  $ 7,023,665     2,953,672       5,773,691
Trust interest.......................................      x99.99%       x99.99%         x99.99%
                                                       -----------   -----------   -------------
Trust share..........................................  $ 7,022,963   $ 2,953,377   $   5,773,114
                                                       ===========   ===========   =============

- ------------------------

(1) Amounts represent actual production for the twelve month period ending on October 31 of each year, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of December 31, 2000, the loss carryforward was $879,996 ($219,999 net to the Trust).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Trustees and Unit Holders of TEL Offshore Trust:

    We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2000 and 1999, and the related statements of distributable income and changes in trust corpus for the years then ended. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As described in Note 3 to the financial statements, these financial statements were prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

    In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2000 and 1999, and its distributable income and changes in trust corpus for the years then ended, on the comprehensive basis of accounting described in Note 3.

DELOITTE & TOUCHE LLP
Houston, Texas
March 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Unit Holders of TEL Offshore Trust:

    We have audited the accompanying statements of distributable income and changes in trust corpus for the year ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with accounting standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As described in Note 3, these financial statements were prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the distributable income and changes in trust corpus of TEL Offshore Trust for the year ended December 31, 1998, on the comprehensive basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 1999

                               TEL OFFSHORE TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Cash and cash equivalents...................................  $3,922,089   $3,456,123
Net overriding royalty interest in oil and gas properties,
  net of accumulated amortization of $27,998,574 and
  $27,899,887 at December 31, 2000 and 1999, respectively...     269,081      367,768
                                                              ----------   ----------
Total assets................................................  $4,191,170   $3,823,891
                                                              ==========   ==========
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders........................  $2,804,605   $2,071,880
Reserve for future Trust expenses...........................   1,117,484    1,384,243
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest
  authorized and outstanding at December 31, 2000 and
  1999).....................................................     269,081      367,768
                                                              ----------   ----------
Total liabilities and trust corpus..........................  $4,191,170   $3,823,891
                                                              ==========   ==========

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2000         1999          1998
                                                          ----------   -----------   ----------
Royalty income..........................................  $7,400,311   $ 2,953,377   $5,773,114
Interest income.........................................      65,844        62,876       67,377
                                                          ----------   -----------   ----------
                                                           7,466,155     3,016,253    5,840,491
General and administrative expenses.....................    (268,422)     (262,599)    (445,207)
(Increase) Decrease in reserve for future Trust
  expenses..............................................     266,759       (18,208)     106,654
                                                          ----------   -----------   ----------
Distributable income....................................  $7,464,492   $ 2,735,446   $5,501,938
                                                          ==========   ===========   ==========
Distributions per Unit (4,751,510 Units)................  $ 1.570973   $   .575699   $ 1.157932
                                                          ==========   ===========   ==========

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            2000           1999          1998
                                                         -----------   ------------   -----------
Trust corpus, beginning of year........................  $   367,768   $    442,621   $   703,214
Distributable income...................................    7,464,492      2,735,446     5,501,938
Distributions to Unit holders..........................   (7,464,492)    (2,735,446)   (5,501,938)
Amortization of overriding royalty interest............      (98,687)       (74,853)     (260,593)
                                                         -----------   ------------   -----------
Trust corpus, end of year..............................  $   269,081   $    367,768   $   442,621
                                                         ===========   ============   ===========

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

    Effective January 1, 1998 Energy Resource Technology, Inc. ("Energy") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from Energy effective January 1, 1998. As a result of such acquisition, Amerada replaced Energy as the Working Interest Owner of the East

                               TEL OFFSHORE TRUST

(1) TRUST ORGANIZATION AND PROVISIONS --(CONTINUED)
Cameron 354 property effective January 1, 1998, and also assumed Energy's obligations under the Conveyance with respect to such property.

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

        (c) the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 1991, a cash reserve of $120,000 had been established for future Trust general and administrative expenses. During 1992 and 1993, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the reserve for future Trust general and administrative expenses was increased each quarter by an amount equal to the difference between $150,000 and the amount of the Trust's general and administrative expenses for such quarter. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter by an amount equal to the difference between $200,000 and the amount of the Trust's general and administrative expenses for such quarter. During 1994 and 1995, the aggregate amount of cash reserved by the Trust was $347,638 and $370,258, respectively. During 1996, the Trust used $397,845 from the Trust's cash reserve account to pay the Trust's general and administrative expenses for the first, second and fourth quarters, when no Royalty income was received by the Trust. In the third quarter of 1996, when Royalty income was received, the

                               TEL OFFSHORE TRUST

(1) TRUST ORGANIZATION AND PROVISIONS --(CONTINUED)
    Trust reserved $99,536. Therefore, the net cash used from the Trust's cash reserve account in 1996 was $298,309. During 1997, the aggregate amount of cash reserved by the Trust was $593,066. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. This reserve amount for 1998 was $1,366,035. The excess amount of $106,654 was distributed to Unit holders in the first quarter of 1998, and no deposits were made to the Trust's cash reserve account during 1998. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient royalty income was received by the Trust. This $25,258 was redeposited to the Trust's cash reserve account during the third quarter of 1999. The reserve amount at December 31, 2000 was $1,117,484. During the second quarter of 2000, the Trust used $266,759 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust.

        (d) the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

        (e) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at $28.7 million as of October 31, 2000. (See Note 8 for further information regarding estimated future net revenues.) Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

    The Trust is administered by The Chase Manhattan Bank (formerly known as Chase Bank of Texas National Association) ("Corporate Trustee") and George Allman, Jr., Gary C. Evans and Jeffrey S. Swanson ("Individual Trustees"), as trustees ("Trustees").

(2) NET OVERRIDING ROYALTY INTEREST

    The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated
January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the net proceeds from its oil and gas properties for the period. Generally, Net Proceeds are the amounts received by the Working Interest Owners from the sale of minerals from its oil and gas properties less operating and capital costs incurred, management fees and expense reimbursements owing the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a special cost reserve. The Special Cost Reserve Account is for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net proceeds do not include amounts received by the Working Interest Owners as advance gas payments,

                               TEL OFFSHORE TRUST

(2) NET OVERRIDING ROYALTY INTEREST --(CONTINUED)
"take-or-pay" payments or similar payments, unless and until such payments are extinguished or repaid through the future delivery of gas.

    Crude oil sales to Chevron accounted for approximately 96%, 91%, and 98% of crude oil revenues from the Royalty Properties during 2000, 1999, and 1998, respectively. Chevron purchased crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 2000 ranged from $23.54 per bbl to $32.88 per bbl. The average price of crude oil sold under this arrangement for February 2001 was approximately $28.65 per bbl. Sales to Texaco Inc. accounted for approximately 4%, 9%, and 2% of crude oil revenues from the Royalty Properties during 2000, 1999, and 1998, respectively. Sales to Texaco Natural Gas Inc. and Dynegy Inc. ("Dynegy") accounted for approximately 53% and 40%, respectively, of total gas revenues from the Royalty Properties during 2000.

    The Trust's share of Royalty income was reduced by approximately $325,000, $286,000, and $462,4000 in 2000, 1999, and 1998, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

                               TEL OFFSHORE TRUST

(3) BASIS OF ACCOUNTING --(CONTINUED)
    The preparation of financial statements requires the Trustees to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

    The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables. The Trust does not enter into any hedging transactions on future production. Accordingly, the Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities," as amended, that was effective January 1, 2001 has not had an impact on the financial statements.

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

(5) SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account, approximately $333,000, $202,900, and, $225,000 for 2000, 1999, and
1998, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2000, 1999, and 1998, approximately $5,375,000, $5,493,000, and $3,329,000 respectively, remained in the Special Cost Escrow Account. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs.

                               TEL OFFSHORE TRUST

(5) SPECIAL COST ESCROW ACCOUNT --(CONTINUED)
    The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

    In the first quarter of 2001, there was a net deposit of funds into the Special Cost Escrow Account of approximately $423,125. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties. Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

    In 2000, the Working Interest Owners released a net amount of approximately $828,137 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

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

(6) FEDERAL INCOME TAX MATTERS

    The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each unitholder will be treated as owning an interest in the Partnership.

(7) COMMITMENTS AND CONTINGENCIES

    During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $95,100, $78,000 and $42,300 was recovered from the Trust by the Working Interest Owner during 2000, 1999 and 1998, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by PennzEnergy will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by PennzEnergy, it is estimated that Royalty income attributable to such properties will be retained by PennzEnergy for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

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

                               TEL OFFSHORE TRUST

(8) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

    Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2000, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

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

    The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that, as of October 31, 2000, approximately 13,673 Mcf had been overtaken by Chevron from the Eugene Island 339 property. In addition, the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that, as of October 31, 2000, approximately 71,761 mcf and 22,209 mcf, respectively, have been overtaken by the Working Interest Owner from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in
Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalances. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $114,800 in 2000 related to such imbalances. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property and the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that sufficient gas reserves existed on the properties for under produced parties to recoup their share of the gas imbalance on the properties.

    Distributable income for the Partnership for the periods ended December 31, 2000, 1999, and 1998 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2000, 1999, and 1998 , respectively. Accordingly, all reserve information included in the tables below is as of October 31, 2000, 1999, and 1998.

                               TEL OFFSHORE TRUST

(8) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) --(CONTINUED)
    Estimated net proved reserves attributable to the Partnership's net royalty interest for the periods indicated, are as follows:

                                                                   PARTNERSHIP
                                                              ----------------------
                                                              CRUDE OIL
                                                                 AND        NATURAL
                                                              CONDENSATE      GAS
                                                                (BBLS)       (MCF)
                                                              ----------   ---------
Proved Developed and Undeveloped Reserves:
  October 31, 1998..........................................   652,483     3,718,432
  Additional disclosures:
    Reserves related to PennzEnergy(d)......................    (2,267)      (78,165)
                                                               -------     ---------
    October 31, 1998, net of reserves related to
      PennzEnergy...........................................   650,216     3,640,267
                                                               =======     =========
  October 31, 1999..........................................   613,052     3,349,524
  Additional disclosures:
    Reserves related to PennzEnergy(d)......................    (2,334)      (67,582)
                                                               -------     ---------
    October 31, 1999, net of reserves related to
      PennzEnergy...........................................   610,718     3,281,942
                                                               =======     =========
  October 31, 2000..........................................   492,470     2,202,595
Additional disclosures:
    Reserves related to PennzEnergy(d)......................         0             0
                                                               -------     ---------
    October 31, 2000, net of reserves related to
      PennzEnergy...........................................   492,470     2,202,595
                                                               =======     =========
Proved Developed Reserves:
  October 31, 1998..........................................   652,356     3,710,098
  Additional disclosures:
    Reserves related to PennzEnergy(d)......................    (2,267)      (78,165)
                                                               -------     ---------
    October 31, 1998, net of reserves related to
      PennzEnergy...........................................   650,089     3,631,933
                                                               =======     =========
  October 31, 1999..........................................   612,610     3,338,142
  Additional disclosures:
    Reserves related to PennzEnergy(d)......................    (2,334)      (67,582)
                                                               -------     ---------
    October 31, 1999, net of reserves related to
      PennzEnergy...........................................   610,276     3,270,560
                                                               =======     =========
  October 31, 2000..........................................   492,065     2,191,302
  Additional disclosures:
    Reserves related to PennzEnergy(d)......................         0             0
                                                               -------     ---------
    October 31, 2000, net of reserves related to
      PennzEnergy...........................................   492,065     2,191,302
                                                               =======     =========

                               TEL OFFSHORE TRUST

(8) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) --(CONTINUED)
    The following table sets forth estimates of the standardized measure of discounted future Royalty income (based upon a discount rate of 10 percent) from estimated future production of proved oil and gas reserves attributable to the Partnership as of October 31, 2000, 1999, and 1998:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                            (THOUSANDS)
Future Royalty income............................  $28,720    $22,680    $16,338
Discount at 10% per annum........................   (6,415)    (4,020)    (2,774)
                                                   -------    -------    -------
Standardized measure of discounted future Royalty
  income from proved oil and gas reserves,
  discounted at 10% per annum(c).................   22,305     18,660     13,564
Additional disclosures:
  Amounts attributable to PennzEnergy(d).........        0       (193)      (155)
                                                   -------    -------    -------
  Standardized measure of discounted future
    Royalty income from proved oil and gas
    reserves, discounted at 10% per annum, net of
    amounts attributable to PennzEnergy(c).......  $22,305    $18,467    $13,409
                                                   =======    =======    =======

    The following table summarizes the changes in the standardized measure of discounted future Royalty income for the Partnership for the twelve months ended October 31, 2000, 1999 and 1998:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                            (THOUSANDS)
Beginning balance(c).............................  $18,660    $13,564    $21,049
  Revisions of previous estimates(a).............      998      5,278     (6,179)
  Extensions, discoveries and other additions....      622        144      1,981
  Royalty income.................................   (7,400)    (2,953)    (5,773)
  Accretion of discount..........................    1,866      1,356      2,105
  Other(b).......................................    7,559      1,271        381
                                                   -------    -------    -------
        Net changes in standardized measure......    3,645      5,096     (7,485)
                                                   -------    -------    -------
Ending balance(c)................................   22,305     18,660     13,564
Additional disclosures:
  Amounts attributable to PennzEnergy(d).........        0       (193)      (155)
                                                   -------    -------    -------
  Ending balance, net of amounts attributable to
    PennzEnergy(c)...............................  $22,305    $18,467    $13,409
                                                   =======    =======    =======

- ------------------------

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

                               TEL OFFSHORE TRUST

(9) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data is as follows:

                                  FIRST        SECOND       THIRD        FOURTH
                                ----------   ----------   ----------   ----------
2000*:
    Royalty income............  $1,251,181   $1,323,086   $1,987,518   $2,838,526
    Distributable income......  $1,458,349   $1,255,975   $1,945,564   $2,804,605
    Distributions per Unit....  $  .306923   $  .264331   $  .409462   $  .590256
1999*:
    Royalty income............  $   88,696   $   56,759   $  687,942   $2,119,980
    Distributable income......  $   55,593   $        0   $  607,973   $2,071,880
    Distributions per Unit....  $  .011700   $  .000000   $  .127953   $  .436046

- ------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    There are no directors or executive officers of the Registrant. The Trustees consist of a Corporate Trustee and three Individual Trustees. The Chase Manhattan Bank serves as the Corporate Trustee, and George Allman, Jr., Gary C. Evans and Jeffrey S. Swanson serve as the three Individual Trustees. Any Trustee may be removed by the affirmative vote of two Individual Trustees or by the affirmative vote of a majority of the Units at a meeting of Unit holders of beneficial interest in the Trust at which a quorum is present.

ITEM 11.  EXECUTIVE COMPENSATION.

    Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

    The following information has been taken from filings with the Securities and Exchange Commission on Schedule 13D and Form 4 and information provided directly by Magnum Hunter.

                                                              AMOUNT
                                                           AND NATURE OF
TITLE OF CLASS OF               NAME AND ADDRESS            BENEFICIAL     PERCENT OF
VOTING SECURITIES             OF BENEFICIAL OWNER          OWNERSHIP(1)      CLASS
- -----------------       --------------------------------   -------------   ----------
Units of Beneficial                                                    )          %
  Interest............  Magnum Hunter Resources, Inc.       1,948,571(2       41.0
                        600 East Las Colinas Blvd.,
                        Suite 1100
                        Irving, TX 75039

- ------------------------

(1) Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2) Information obtained from Schedule 13D Amendment No. 1 dated January 5, 1999, of Magnum Hunter Resources, Inc. and Bluebird Energy, Inc. ("Bluebird") and from Form 4 dated July 2000. Bluebird is a wholly owned subsidiary of Magnum Hunter and directly owns 1,880,389 Units. Voting and dispositive power for these Units is shared between Magnum Hunter and Bluebird. Magnum Hunter directly owns an additional 68,182 Units and has sole voting and dispositive power with respect to such Units.

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

    Crude oil sales to Texaco, Inc. and the Supply and Distribution Department of Chevron accounted for approximately 4% and 96%, respectively, of total crude oil revenues from the Royalty Properties during 2000.

    The Trust's share of Royalty income was reduced by approximately $325,000 in 2000 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2000.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) (1) FINANCIAL STATEMENTS

    The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages as indicated:

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
Independent Auditors' Report................................       39
Report of Independent Public Accountants....................       40
Statements of Assets, Liabilities and Trust Corpus..........       41
Statements of Distributable Income..........................       41
Statements of Changes in Trust Corpus.......................       41
Notes to Financial Statements...............................       42

    (A) (2) SCHEDULES

    Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

    (A) (3) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference).

                                                                                      SEC FILE OR
                                                                                      REGISTRATION  EXHIBIT
                                                                                         NUMBER      NUMBER
                                                                                      ------------  --------
                4(a)*   Trust Agreement dated as of January 1, 1983, among Tenneco
                          Offshore Company, Inc., Texas Commerce Bank National
                          Association, as corporate trustee, and Horace C. Bailey,
                          Joseph C. Broadus and F. Arnold Daum, as individual
                          trustees (Exhibit 4(a) to Form 10-K for year ended
                          December 31, 1992 of TEL Offshore Trust)..................     0-6910         4(a)

                4(b)*   Agreement of General Partnership of TEL Offshore Trust
                          Partnership between Tenneco Oil Company and the TEL
                          Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to
                          Form 10-K for year ended December 31, 1992 of TEL Offshore
                          Trust)....................................................     0-6910         4(b)

                4(c)*   Conveyance of Overriding Royalty Interests from Exploration
                          I to the Partnership (Exhibit 4(c) to Form 10-K for year
                          ended December 31, 1992 of TEL Offshore Trust)............     0-6910         4(c)

                4(d)*   Amendments to TEL Offshore Trust Trust Agreement, dated
                          December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
                          December 31, 1992 of TEL Offshore Trust)..................     0-6910         4(d)

                4(e)*   Amendment to the Agreement of General Partnership of TEL
                          Offshore Trust Partnership, effective as of January 1,
                          1983 (Exhibit 4(e) to Form 10-K for year ended
                          December 31, 1992 of TEL Offshore Trust)..................     0-6910         4(e)

               10(a)*   Purchase Agreement, dated as of December 7, 1984 by and
                          between Tenneco Oil Company and Tenneco Offshore II
                          Company (Exhibit 10(a) to Form 10-K for year ended
                          December 31, 1992 of TEL Offshore Trust)..................     0-6910        10(a)

               10(b)*   Consent Agreement, dated November 16, 1988, between TEL
                          Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to
                          Form 10-K for year ended December 31, 1988 of TEL Offshore
                          Trust)....................................................     0-6910        10(b)

               10(c)*   Assignment and Assumption Agreement, dated November 17,
                          1988, between Tenneco Oil Company and TOC-Gulf of Mexico
                          Inc. (Exhibit 10(c) to Form 10-K for year ended
                          December 31, 1988 of TEL Offshore Trust)..................     0-6910        10(c)

               10(d)*   Gas Purchase and Sales Agreement Effective September 1, 1993
                          between Tennessee Gas Pipeline Company and Chevron U.S.A.
                          Production Company (Exhibit 10(d) to Form 10-K for year
                          ended December 31, 1993 of TEL Offshore Trust)............     0-6910        10(d)

    (B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this annual report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2001.

                                            TEL OFFSHORE TRUST

                                            By:  THE CHASE MANHATTAN BANK, Corporate Trustee

                                            By:                    /s/ MIKE ULRICH
                                                 ---------------------------------------------------
                                                                     Mike Ulrich
                                                        SENIOR VICE PRESIDENT & TRUST OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                        DATE
                  ---------                                        ----
THE CHASE MANHATTAN BANK, Corporate Trustee

By:              /s/ MIKE ULRICH                              March 30, 2001
    -----------------------------------------
       Mike Ulrich, Senior Vice President &
                  Trust Officer

INDIVIDUAL TRUSTEES

              /s/ GEORGE ALLMAN, JR.                          March 30, 2001
    -----------------------------------------
      George Allman, Jr., Individual Trustee

                /s/ GARY C. EVANS                             March 30, 2001
    -----------------------------------------
        Gary C. Evans, Individual Trustee

              /s/ JEFFREY S. SWANSON                          March 30, 2001
    -----------------------------------------
      Jeffrey S. Swanson, Individual Trustee