Form 10-K405/A
period 2000-12-31
TEL OFFSHORE TRUST
filed 2001-04-04
CIK 97148

                                EXPLANATORY NOTE

The following Amendment No. 1 to Form 10-K amends and restates the Form 10-K of Tel Offshore Trust for the year ended December 31, 2000 in its entirety. The amendments in Amendment No. 1 to the Form 10-K correct (1) the amount of release from the Special Cost Escrow Account stated on pages 32 and 47 and
(2) information relating to the Working Interest Owners' calculations of the net proceeds and royalties paid to the Trust for 2000 on page 38.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                  AMENDMENT 1

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

    As of March 28, 2001, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

    Documents Incorporated By Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    In 2000, the Working Interest Owners released a net amount of approximately $166,396 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2000, approximately $5,375,000 remained in the Special Cost Escrow Account.

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

                                                                  ROYALTY PROPERTIES
                                                              YEAR ENDED DECEMBER 31,(1)
                                                       -----------------------------------------
                                                          2000          1999          1998(3)
                                                       -----------   -----------   -------------
Crude oil and condensate (bbls)......................      794,154       969,984       1,301,651
Natural gas and gas products (Mcf)...................    4,126,774     4,696,022      10,005,749
    Crude oil and condensate average price, per
      bbl............................................  $     27.75   $     15.89   $       13.88
Natural gas average price, per Mcf (excluding gas
  products)..........................................  $      3.28   $      2.32   $        2.22
Crude oil and condensate revenues....................  $22,040,283   $15,413,693   $  18,060,937
Natural gas and gas products revenues................   13,546,159    10,952,595      21,917,044
Production expenses..................................   (4,666,695)   (4,702,240)     (5,297,247)
  Capital expenditures...............................   (1,600,483)   (6,633,800)    (16,590,617)
Undistributed net loss (income)(2) ..................  $  (380,643)    3,133,956        (166,626)
  Provision for) Refund of escrowed special costs....      665,583    (6,349,516)      5,171,273
                                                       -----------   -----------   -------------
NET PROCEEDS.........................................  $29,604,204   $11,814,688   $  23,094,764
Royalty interest.....................................         x25%          x25%            x25%
                                                       -----------   -----------   -------------
Partnership share....................................  $ 7,401,051     2,953,672       5,773,691
Trust interest.......................................      x99.99%       x99.99%         x99.99%
                                                       -----------   -----------   -------------
Trust share..........................................  $ 7,400,311   $ 2,953,377   $   5,773,114
                                                       ===========   ===========   =============

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

    In 2000, the Working Interest Owners released a net amount of approximately $166,396 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

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

                                                              AMOUNT
                                                           AND NATURE OF
TITLE OF CLASS OF               NAME AND ADDRESS            BENEFICIAL     PERCENT OF
VOTING SECURITIES             OF BENEFICIAL OWNER          OWNERSHIP(1)      CLASS
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

AUDITORS                       COUNSEL                        TRANSFER AGENT AND REGISTRAR
Deloitte & Touche LLP          Andrews & Kurth L.L.P.         American Stock Transfer &
Houston, Texas                 Houston, Texas                 Trust Co. as agent for
                                                              Chase Bank of Texas, N.A.
                                                              Houston, Texas

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