Form 10-Q
period 2001-03-31
TEL OFFSHORE TRUST
filed 2001-05-09
CIK 97148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                 ENDED MARCH 31, 2001

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                 FROM TO

                         COMMISSION FILE NUMBER: 0-6910

                               -----------------

                               TEL OFFSHORE TRUST
             (Exact Name of Registrant as Specified in its Charter)

                 TEXAS                                      76-6004064
       (State of Incorporation,                          I.R.S. Employer
           or Organization)                            Identification No.)

       THE CHASE MANHATTAN BANK
       CORPORATE TRUST DIVISION
           700 LAVACA STREET
             AUSTIN, TEXAS
         (Address of Principal
          Executive Offices)
                                                              78701
                                                            (Zip Code)

       Registrant's Telephone Number, Including Area Code: (512) 479-2562

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of May 8, 2001 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $2,575,975     $3,922,089
Net overriding royalty interest in oil and gas properties,
  net of accumulated amortization of $28,013,439 and
  $27,998,574, respectively.................................     254,216        269,081
                                                              ----------     ----------
Total assets................................................  $2,830,191     $4,191,170
                                                              ==========     ==========
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders........................  $1,597,004     $2,804,605
Reserve for future Trust expenses...........................     978,971      1,117,484
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest
  authorized and outstanding)...............................     254,216        269,081
                                                              ----------     ----------
Total liabilities and Trust corpus..........................  $2,830,191     $4,191,170
                                                              ==========     ==========

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Royalty income..............................................  $1,518,643   $1,251,181
Interest income.............................................      36,909       18,017
                                                              ----------   ----------
                                                               1,555,552    1,269,198
Decrease in reserve for future Trust expenses...............     138,513      266,759
General and administrative expenses.........................     (97,061)     (77,608)
                                                              ----------   ----------
Distributable income........................................  $1,597,004   $1,458,349
                                                              ==========   ==========
Distributions per Unit (4,751,510 Units)....................  $  .336105   $  .306923
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Trust corpus, beginning of period...........................  $   269,081   $   367,768
Distributable income........................................    1,597,004     1,458,349
Distribution payable to Unit holders........................   (1,597,004)   (1,458,349)
Amortization of net overriding royalty interest.............      (14,865)      (19,551)
                                                              -----------   -----------
Trust corpus, end of period.................................  $   254,216   $   348,217
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

    On October 31, 1986, Exploration I was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco subject to the Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Royalty to the Partnership (the "Conveyance"). The dissolution of Exploration I had no impact on future cash distributions to holders of units of beneficial interest.

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

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

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

NOTE 2 -- BASIS OF ACCOUNTING

    The accompanying unaudited financial information has been prepared by The Chase Manhattan Bank (formerly known as Chase Bank of Texas, National Association) ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    The preparation of financial statements requires the Trustees to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain discounts. Actual results could differ from those estimates.

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

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

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

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $265,000. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first quarter of 2001, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $423,125. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures of the Royalty Properties. As of March 31, 2001, approximately $5,733,000 remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

    The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2000 was $1,117,484. The excess amount in the reserve of $266,759 was distributed to Unit holders in the first quarter of 2000. The reserve amount for 2001 is $978,971. The excess amount in the reserve of $138,513 was distributed to Unit holders in the first quarter of 2001.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

    During 1994, PennzEnergy, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $500,680 has been recovered from the Trust by Devon (as successor of PennzEnergy) through the first quarter of 2001. The remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. Devon has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Devon will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Devon, it is estimated that Royalty income attributable to such properties will be retained by Devon for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    Distributions to Unit holders for the three months ended March 31, 2001 amounted to $1,597,004 or $.336105 per Unit as compared to $1,458,349 or $.306923 per Unit for the same period in 2000. The increase in distributable income for the first quarter of 2001 was primarily due to increased oil and gas prices, offset by production volume declines, as described below

    Gas revenues increased $1,007,914, or 25%, to $4,021,809 in the first quarter of 2001 from $3,013,895 in the first quarter of 2000, primarily due to a 174% increase in the average price received for natural gas to $6.98 per Mcf in the first quarter of 2001 from $2.55 per Mcf in the first quarter of 2000. The increase in average price was partially offset by a 51% decrease in gas volumes to 576,302 Mcf in the first quarter of 2001 from 1,181,948 Mcf in the first quarter of 2000.

    Crude oil and condensate revenues decreased $257,694, or 5%, to $4,997,290 in the first quarter of 2001 as compared to $5,254,984 in the same period in 2000, primarily due to a 21% decrease in crude oil and condensate volume from the 2000 first quarter to the 2001 first quarter. The decrease in crude oil and condensate volumes was partially offset by a 20% increase in the average price of crude oil and condensate from $25.22 per barrel in the first quarter of 2000 to $30.35 per barrel in the first quarter of 2001.

    The Trust's share of capital expenditures decreased approximately 80% or $771,545 in the first quarter of 2001 as compared to the same period in 2000 primarily due to drilling activities on the B-18 sidetrack well and improvements on the platform B facilities on the Eugene Island 339 property in the first quarter of 2000.

    For the first quarter of 2001, the Trust had undistributed net income of $164,248. Undistributed net loss represents negative Net Proceeds generated during the respective period. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). The undistributed net income for the first quarter of 2001 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

    In the first quarter of 2001, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $423,125, compared to a net deposit of funds from the Special Cost Escrow Account of $264,979 net to the Trust in the first quarter of 2000. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

    In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2000 was $1,117,484. The excess amount of $266,759 was distributed to Unit holders in the first quarter of 2000. The reserve amount for 2001 is $978,971. The excess amount in the reserve of $138,513 was distributed to Unitholders in the first quarter of 2001.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

    Ship Shoal 182/183 crude oil revenues increased from $3,125,806 in the first quarter of 2000 to $3,199,913 in the first quarter of 2001, primarily due to an increase in the average crude oil price from $25.41 per barrel in the first quarter of 2000 to $30.70 per barrel for the same period in 2001. The increase in the average crude oil price was partially offset by a decrease in crude oil production from 123,037 barrels in the first quarter of 2000 to 104,228 in the first quarter of 2001. The decrease in crude oil production was due primarily to the continued natural production decline of these properties. Gas revenues increased from $766,292 in the first quarter of 2000 to $996,265 in the first quarter of 2001 primarily due to an increase in the average natural gas sales price from $2.52 per Mcf in the first quarter of 2000 to $7.46 per Mcf for the same period in 2001. The significant increase in the average natural gas price was partially offset by a decrease in natural gas production from 282,651 Mcf in the first quarter of 2000 to 133,481 Mcf in the first quarter of 2001. The decrease in gas volumes was primarily as a result of poor weather that delayed workers and work on the platform, an intermittent flow on the C-10 well and increased water in the B-15 well. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately 66,026 Mcf have been overtaken by the Working Interest Owner from this property as of January 31, 2001, down from 100,963 Mcf as of January 31, 2000. The Trust's share of this overtake position as of January 31, 2001 is approximately 16,506 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures decreased from $160,129 in the first quarter of 2000 to $71,950 in the first quarter of 2001 primarily due to sumpwork on the C well and reservoir stimulation on the C and E wells in the first quarter of 2000. Operating expenses decreased from $454,064 in the first quarter of 2000 to $327,327 for the same period in 2001.

    Eugene Island 339 crude oil revenues decreased from $1,685,752 in the first quarter of 2000 to $1,512,491 for the same period in 2001 due to a decrease in volumes from 69,118 in the first quarter of 2000 to 51,385 barrels in the first quarter of 2001 due primarily to the continued natural production decline of the properties. The decrease in volumes was partially offset by an increase in the average crude oil price from $24.39 per barrel in the first quarter of 2000 to $29.43 per barrel in the first quarter of 2001. Gas revenues decreased from $217,218 in the first quarter of 2000 to $178,630 in the first quarter of 2001 primarily due to a decrease in natural gas volumes from 90,641 Mcf in the first quarter of 2000 to 20,591 Mcf in the first quarter of 2001. The decrease in natural gas volumes was partially offset by an increase in the average price of natural gas from $2.40 per Mcf in the first quarter of 2000 to $8.68 per Mcf for the same period in 2001. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 5,281 Mcf on this property as of November 30, 2000. The Trust's share of this overtake position is approximately 1,320 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased from $519,352 in the first quarter of 2000 to $65,308 in the first quarter of 2001 due to sidetrack drilling and facility improvements during the first quarter of 2000 and the absence of drilling in 2001. Operating expenses decreased from $391,922 in the first quarter of 2000 to $278,654 in the first quarter of 2001.

    West Cameron 643 gas revenues increased from $1,328,252 in the first quarter of 2000 to $1,759,238 in the first quarter of 2001 primarily due to a significant increase in the average price received for natural gas from $2.58 per Mcf in the first quarter of 2000 to $6.98 per Mcf in the first quarter of 2001. The increase in the average price received was partially offset by a significant decrease in gas volumes from 513,897 Mcf in the first quarter of 2000 to 252,100 Mcf for the same period in 2000. The decrease in volumes was primarily due to the A-4 and A-10 wells going off production. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation. The Working Interest Owner has advised the Trust that approximately 22,853 Mcf have been overtaken by the Working Interest Owner from this property as of November 30, 2000. The Trust's share of this overtake position is approximately 5,713 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses decreased from $426,197 in the first quarter of 2000 to $335,565 for the same period in 2001 primarily due to maintenance work performed during the first quarter of 2000. Capital expenditures decreased from $99,194 in the first quarter of 2000 to $28,866 as compared to the same period in 2001, due primaily to perforating and test work done on the A-10 sidetrack well in the first quarter of 2000.

    East Cameron 371/381 crude oil revenues decreased from $276,154 in the first quarter of 2000 to $53,041 in the first quarter of 2001 primarily due to a decrease in crude oil production from 10,528 barrels in the first quarter of 2000 to 1,694 barrels for the same period in 2001. The volume decrease was partially offset by an increase in the average crude oil price from $26.23 per barrel in the first quarter of 2000 to

$31.31 per barrel in the first quarter of 2001. Gas revenues decreased from $562,872 in the first quarter of 2000 to $416,213 in the first quarter of 2001 primarily due to a decrease in gas volumes from 225,905 Mcf in the first quarter of 2000 to 53,571 Mcf for the same period in 2001. The decrease in gas volumes was partially offset by an increase in the average price received for natural gas from $2.56 per Mcf in the first quarter of 2000 to $7.77 per Mcf in the first quarter of 2001. Capital expenditures decreased from $177,512 in the first quarter of 2000 to $(1,281) in the first quarter of 2001 due to a transfer of casing to warehouse stock in the first quarter of 2001. Operating expenses decreased from $34,254 in the first quarter of 2000 to $18,274 in the first quarter of 2001.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

    Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2000 future net revenues attributable to the Trust's royalty interests approximated $28.7 million. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 2000 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first quarter of 2000, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $265,000. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first quarter of 2001, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $423,125. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital exenditures of the Royalty Properties. As of March 31, 2001, approximately $5,733,000 remained in the Special Cost Escrow Account.

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

                                                                 ROYALTY PROPERTIES
                                                                 THREE MONTHS ENDED
                                                                    MARCH 31,(1)
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Crude oil and condensate (bbls).............................      164,657       208,346
Natural gas and gas products (Mcf)..........................      603,668     1,287,141
Crude oil and condensate average price, per bbl.............  $     30.35   $     25.22
Natural gas average price, per Mcf (excluding gas
  products).................................................  $      6.98   $      2.55
Crude oil and condensate revenues...........................  $ 4,997,290   $ 5,254,985
Natural gas and gas products revenues.......................    4,109,267     3,242,830
Production expenses.........................................     (978,491)   (1,374,245)
Capital expenditures........................................     (196,139)     (967,684)
Undistributed Net Loss (Income)(2)..........................     (164,248)      (90,746)
(Provision for) Refund of escrowed special costs............   (1,692,500)   (1,059,916)
                                                              -----------   -----------
NET PROCEEDS................................................  $ 6,075,179   $ 5,005,224
Royalty interest............................................         x25%          x25%
                                                              -----------   -----------
Partnership share...........................................  $ 1,518,795   $ 1,251,306
Trust interest..............................................      x99.99%       x99.99%
                                                              -----------   -----------
Trust share.................................................  $ 1,518,643   $ 1,251,181
                                                              ===========   ===========

---------

(1) The amounts for the three months ended March 31, 2001 and 2000 represent actual production for the periods November 2000 through January 2001, and November 1999 through January 2000, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of March 31, 2001, the loss carryforward was $715,764 ($178,941 net to the Trust).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2000. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                                    SEC FILE OR
                                                                                                    REGISTRATION   EXHIBIT
                                                                                                       NUMBER       NUMBER
                                                                                                    ------------   --------
    4(a)*                   --          Trust Agreement dated as of January 1, 1983, among Tenneco
                                        Offshore Company, Inc., Texas Commerce Bank National
                                        Association, as corporate trustee, and Horace C. Bailey,
                                        Joseph C. Broadus and F. Arnold Daum, as individual
                                        trustees (Exhibit 4(a) to Form 10-K for the year ended
                                        December 31, 1992 of TEL Offshore Trust)..................     0-6910          4(a)
    4(b)*                   --          Agreement of General Partnership of TEL Offshore Trust
                                        Partnership between Tenneco Oil Company and the TEL
                                        Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to
                                        Form 10-K for year ended December 31, 1992 of TEL Offshore
                                        Trust)....................................................     0-6910          4(b)
    4(c)*                   --          Conveyance of Overriding Royalty Interests from
                                        Exploration I to the Partnership (Exhibit 4(c) to
                                        Form 10-K for year ended December 31, 1992 of TEL Offshore
                                        Trust)....................................................     0-6910          4(c)
    4(d)*                   --          Amendments to TEL Offshore Trust Trust Agreement, dated
                                        December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
                                        December 31, 1992 of TEL Offshore Trust)..................     0-6910          4(d)
    4(e)*                   --          Amendment to the Agreement of General Partnership of TEL
                                        Offshore Trust Partnership, effective as of January 1,
                                        1983 (Exhibit 4(e) to Form 10-K for year ended
                                        December 31, 1992 of TEL Offshore Trust)..................     0-6910          4(e)
    10(a)*                  --          Purchase Agreement, dated as of December 7, 1984 by and
                                        betwee Tenneco Oil Company and Tenneco Offshore II Company
                                        (Exhibit 10(a) to Form 10-K for year ended December 31,
                                        1992, of TEL Offshore Trust)..............................     0-6910         10(a)
    10(b)*                  --          Consent Agreement, dated November 16, 1988, between TEL
                                        Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to
                                        Form 10-K for year ended December 31, 1988 of TEL Offshore
                                        Trust)....................................................     0-6910         10(b)
    10(c)*                  --          Assignment and Assumption Agreement, dated November 17,
                                        1988, between Tenneco Oil Company and TOC-Gulf of
                                        Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended
                                        December 31, 1988 of TEL Offshore Trust)..................     0-6910         10(c)
    10(d)*                  --          Gas Purchase and Sales Agreement Effective September 1,
                                        1993 between Tennessee Gas Pipeline Company and Chevron
                                        U.S.A. Production Company (Exhibit 10(d) to Form 10-K for
                                        year ended December 31, 1993 of TEL Offshore Trust).......     0-6910         10(d)

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2001.

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

                                            TEL OFFSHORE TRUST

                                            By:        The Chase Manhattan Bank, Corporate
                                                       Trustee

                                            By:                     /s/ MIKE ULRICH
                                                       -----------------------------------------
                                                                      MIKE ULRICH
                                                                 SENIOR VICE PRESIDENT
                                                                   AND TRUST OFFICER

Date: May 9, 2001

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.