Form 10-Q
period 2001-06-30
TEL OFFSHORE TRUST
filed 2001-08-14
CIK 97148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                 ENDED JUNE 30, 2001

                                     OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                 FROM TO

                       COMMISSION FILE NUMBER: 0-6910

                               -----------------

                               TEL OFFSHORE TRUST
             (Exact Name of Registrant as Specified in its Charter)

                    TEXAS                                        76-6004064
           (State of Incorporation,                           I.R.S. Employer
               or Organization)                             Identification No.)

           THE CHASE MANHATTAN BANK
           CORPORATE TRUST DIVISION
                  700 LAVACA                                       78701
                AUSTIN, TEXAS                                    (Zip Code)
            (Address of Principal
              Executive Offices)

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

    As of August 4, 2001--4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $2,297,284     $3,922,089
Net overriding royalty interest in producing oil and gas
  properties, net of accumulated amortization of $28,026,511
  and $27,998,574, respectively.............................     241,144        269,081
                                                              ----------     ----------
Total assets................................................  $2,538,428     $4,191,170
                                                              ==========     ==========

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders........................  $1,318,313     $2,804,605
Reserve for future Trust expenses...........................     978,971      1,117,484
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest
  authorized and outstanding)...............................     241,144        269,081
                                                              ----------     ----------
Total liabilities and Trust corpus..........................  $2,538,428     $4,191,170
                                                              ==========     ==========

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
Royalty income................................  $1,441,300   $1,323,086   $2,959,943   $2,574,267
Interest income...............................      10,490       16,587       47,399       34,604
                                                ----------   ----------   ----------   ----------
                                                 1,451,790    1,339,673    3,007,342    2,608,871
Decrease in reserve for future Trust
expenses......................................           0            0      138,513      266,759
General and administrative expenses...........    (133,478)     (83,698)    (230,539)    (161,306)
                                                ----------   ----------   ----------   ----------
Distributable income..........................  $1,318,313   $1,255,975   $2,915,316   $2,714,324
                                                ==========   ==========   ==========   ==========
Distributions per Unit (4,751,510 Units)......  $  .277451   $  .264331   $  .613556   $  .571254
                                                ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                             -------------------------   -------------------------
                                                2001          2000          2001          2000
                                             -----------   -----------   -----------   -----------
Trust corpus, beginning of period..........  $   254,216   $   348,217   $   269,081   $   367,768
Distributable income.......................    1,318,313     1,252,236     2,915,317     2,710,585
Distribution payable to Unit holders.......   (1,318,313)   (1,252,236)   (2,915,317)   (2,710,585)
Amortization of net overriding royalty
interest...................................      (13,072)      (19,001)      (27,937)      (38,552)
                                             -----------   -----------   -----------   -----------
Trust corpus, end of period................  $   241,144   $   329,216   $   241,144   $   329,216
                                             ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               TEL OFFSHORE TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--TRUST ORGANIZATION

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

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 1--TRUST ORGANIZATION (CONTINUED)
    Effective January 1, 1998, Energy Resource Technology, Inc. ("Energy") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, Energy replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property. In
October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from Energy effective January 1, 1998. As a result of such acquisition, Amerada replaced Energy as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed Energy's obligations under the Conveyance with respect to such property.

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

NOTE 2--BASIS OF ACCOUNTING

    The accompanying unaudited financial information has been prepared by The Chase Manhattan Bank, (formerly known as Chase Bank of Texas, National Association) ("Corporate Trustee"), in accordance with the instructions to Form 10-Q and does not include all of the information required by generally accepted accounting principles for complete financial statements, although the Corporate Trustee and the

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 2--BASIS OF ACCOUNTING (CONTINUED)
individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 2--BASIS OF ACCOUNTING (CONTINUED)
producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables. The Trust does not enter into any hedging transactions on future production. Accordingly, the Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities," as amended, that was effective January 1, 2001 has not had an impact on the financial statements.

NOTE 3--NET OVERRIDING ROYALTY INTEREST

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

NOTE 4--DISTRIBUTIONS TO UNIT HOLDERS

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

NOTE 5--SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 5--SPECIAL COST ESCROW ACCOUNT (CONTINUED) distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $909,500. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures of the Royalty Properties. In the first six months of 2001, there was a net deposit of funds into the Special Escrow Account. The Trust's share of the funds deposited was approximately $399,376. This deposit was also primarily a result of an increase in the Working Interest Owner's current estimate of projected capital expenditures of the Royalty Properties. As of June 30, 2001, approximately $5,757,000 remained in the Special Cost Escrow Account.

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

NOTE 6--EXPENSE RESERVE

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

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENCIES

    During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $627,067 has been recovered from the Trust by Devon (as successor of PennzEnergy) through the second quarter of 2001. The remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. The Working Interest Owner on the Eugene Island 348 property has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by this Working Interest Owner will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by this Working Interest Owner, it is estimated that Royalty income attributable to such properties will be retained by this Working Interest Owner for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by this Working Interest Owner will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

    Distributions to the Unit holders for the three months ended June 30, 2001 amounted to $1,318,313 or $.277451 per Unit as compared to $1,255,975 or $.264331 per Unit for the same period in 2000. The increase in distribution income for the second quarter of 2001 was primarily due to increased oil and gas prices, offset by production volume declines, as described below.

    Gas revenues increased $151,652, or 5%, to $3,025,971 in the second quarter of 2001 from $2,874,319 in the second quarter of 2000, primarily due to a 131% increase in the average price received for natural gas to $6.21 per Mcf in the second quarter of 2001 from $2.69 per Mcf in the second quarter of 2000. The increase in average price was partially offset by a 52% decrease in gas volumes to 487,653 Mcf in the second quarter of 2001 from 1,068,332 Mcf in the second quarter of 2000.

    Crude oil and condensate revenues decreased $1,512,532, or 24%, to $4,775,765 in the first quarter of 2001 as compared to $6,288,297 in the same period in 2000, primarily due to a 31% decrease in the crude oil and condensate volume from the 2000 second quarter to the 2001 second quarter. The decrease in crude oil and condensate volumes was partially offset by a 11% increase in the average price of crude oil and condensate from $27.99 per barrel in the second quarter of 2000 to $30.67 per barrel in the second quarter of 2001.

    The Trust's share of capital expenditures increased approximately $763,479, or 638%, in the second quarter of 2001 as compared to the same period in 2000, primarily due to C-4 and C-12 major rig workovers on the Ship Shoal 182/183 property in the second quarter of 2001.

    For the second quarter of 2001, the Trust had undistributed net income of $44,264. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). The undistributed net income for the second quarter of 2001 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

    In the second quarter of 2001, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $23,749, compared to a net deposit of funds into the Special Cost Escrow Account of $644,587 net to the Trust in the second quarter of 2000. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    Distributions to Unit holders for the six months ended June 30, 2001 amounted to $2,915,317 or $.613556 per Unit, as compared to $2,714,324 or $.571254 per Unit for the same period in 2000. The increase in distributable income for the first six months of 2001 was primarily due to increased oil and gas prices, offset by production volume declines, as described below.

    Gas revenues increased $1,018,089, or 17%, to $7,135,239 in the first six months of 2001 from $6,117,150 in the first six months of 2000, primarily due to a 151% increase in the average price received for natural gas to $6.53 per Mcf in the first six months of 2001 from $2.60 per Mcf in the first six months of 2000. The increase in average price was partially offset by a 54% decrease in gas volumes to 1,091,321 Mcf in the first six months of 2001 from 2,354,901 Mcf in the first six months of 2000.

    Crude oil and condensate revenues decreased $1,770,226, or 15%, to $9,773,055 in the first six months of 2001 as compared to $11,543,281 in the same period in 2000, primarily due to a 26% decrease in the crude oil and condensate volume from the six months of 2000 to the first six months of 2001. The decrease in crude oil and condensate volumes was partially offset by a 12% increase in the average price of crude oil and condensate from $26.60 per barrel in the first six months of 2000 to $30.51 per barrel in the first six months of 2001.

    The Trust's share of capital expenditures decreased slightly in the first six months of 2001 as compared to the same period in 2000.

    For the first six months of 2001, the Trust had undistributed net loss of $85,326. The undistributed net loss for the first six months of 2001 was primarily related to the one-time adjustment referred to above on the Eugene Island 348 property.

    In the first six months of 2001, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $399,376 compared to a net deposit of funds into the Special Cost Escrow Account of approximately $909,500 net to the Trust in the first six months of 2000.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

    VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

    Ship Shoal 182/183 crude oil revenues decreased from $4,334,579 in the second quarter of 2000 to $3,071,681 in the second quarter of 2001, primarily due to a decrease in crude oil production from 154,106 barrels in the second quarter of 2000 to 103,417 barrels in the second quarter of 2001. The decrease in crude oil production was due primarily to continued natural production declines of these properties. The decrease in crude oil production was partially offset by a slight increase in the average price of crude oil from $28.13 per barrel in the second quarter of 2000 to $29.70 per barrel in the second quarter of 2001. Gas revenues decreased from $688,967 in the second quarter of 2000 to $583,048 in the second quarter of 2001, primarily due to a decrease in gas volumes from 253,375 Mcf in the second quarter of 2000 to 84,401 Mcf in the second quarter of 2001. The decrease in gas revenues was partially offset by a increase in the average natural gas sales price from $2.72 per Mcf in the second quarter of 2000 to $6.91 per Mcf in the second quarter of 2001. The decrease in gas volumes was primarily as a result of the C-10 well going off production and the E-10 well watering out. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately 64,326 Mcf have been overtaken by the Working Interest Owner from this property as of April 30, 2001. The Trust's share of this overtake position is approximately 16,082 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures increased to $783,194 in the second quarter of 2001 from $4,494 in the second quarter of 2000. This increase was primarily due to major rig workovers on the C-4 and C-12 wells. Operating expenses decreased from $442,576 in the second quarter of 2000 to $379,740 for the same period in 2001.

    Eugene Island 339 crude oil revenues decreased from $1,551,522 in the second quarter of 2000 to $1,444,056 in the second quarter of 2001, primarily due to a decrease in crude oil production from 56,857 barrels in the second quarter of 2000 to 44,114 barrels in the second quarter of 2001. The decrease in crude oil production was due primarily to continued natural production declines of these properties. The decrease in crude oil production was partially offset by an increase in the average price of crude oil from $27.29 per barrel in the second quarter of 2000 to $32.73 per barrel in the second quarter of 2001. Gas revenues increased to $441,270 in the second quarter of 2001 from $275,290 in the second quarter of 2000, primarily due an increase in the average natural gas sales price from $2.92 per Mcf in the second quarter of 2000 to $7.21 in the second quarter of 2001. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 5,281 Mcf on this property as of November 30, 2000. The Trust's share of this overtake position is approximately 1,320 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased by $132,723 from the second quarter of 2001 as compared to the second quarter of 2000. Operating expenses decreased by $6,392 from the second quarter of 2001 to the second quarter of 2000.

    West Cameron 643 gas revenues decreased from $1,131,989 in the second quarter of 2000 to $1,116,815 in the second quarter of 2001, primarily due to a decrease in gas volumes from 429,286 in the second quarter of 2000 to 198,857 in the second quarter of 2001. The decrease in gas volumes was due primarily to the A-10 well going off production and the A-7 well watering out. The decrease in gas volumes was partially offset by an increase in average natural gas sales price from $2.64 per Mcf in the second quarter of 2000 to $5.62 in the second quarter of 2001. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation costs, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation costs. The Working Interest Owner has advised the Trust that approximately 22,853 Mcf have been overtaken by the Working Interest Owner from this property as of November 30, 2000. The Trust's share of this overtake position is approximately 5,713 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses increased slightly in the second quarter of 2001 as compared to the same period in 2000. Capital expenditures increased by $70,683 in the second quarter of 2001 as compared to the same period in 2000, primarily due to costs associated with workovers on the A-10 well in the second quarter of 2001.

    East Cameron 371/381 crude oil revenues decreases from $258,687 in the second quarter of 2000 to $51,349 in the second quarter of 2001, primarily due to a decrease in crude oil production from 8,829 barrels in the second quarter of 2000 to 1,837 barrels in the second quarter of 2001. Gas revenues decreased from $404,611 in the second quarter of 2000 to $223,268 in the second quarter of 2001 primarily due to a decrease in gas volumes from 150,426 Mcf in the second quarter of 2000 to 35,988 Mcf in the second quarter of 2001. The decrease in gas revenues was partially offset by an increase in the average natural gas sales price from $2.64 per Mcf in the second quarter of 2000 to $6.20 per Mcf in the second quarter of 2001. The gas from East Cameron 371/381 is currently committed to TNGI on terms similar to gas committed to West Cameron 643. Operating expenses increased from $7,493 in the second quarter of 2000 to $25,489 in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

    Ship Shoal 182/183 crude oil revenues decreased from $7,460,386 in the first six months of 2000 to $6,271,594 in the first six months of 2001, primarily due to a decrease in crude oil production from 277,143 barrels in the six months of 2000 to 207,645 barrels in the first six months of 2001. The decrease in crude oil production was due primarily to continued natural production declines of these properties. The decrease in crude oil production was partially offset by an increase in the average price of crude oil from $26.77 per barrel in the first six months of 2000 to $30.20 per barrel in the first six months of 2001. Gas revenues increased from $1,455,259 in the first six months of 2000 to $1,627,175 in the first six months of 2001, primarily due to a significant increase in the average natural gas sales price from $2.58 per Mcf in the first six months of 2000 to $7.01 per Mcf in the first six months of 2001. There was a decrease in gas volumes from 563,722 Mcf in the first six months of 2000 to 232,280 Mcf in the first six months of 2001 primarily as a result of the C-10 well going off production and the E-10 and B-15 wells watering out. Capital expenditures increased from $164,623 in the first six months of 2000 to $855,144 in the same period of 2001 primarily due to major rig workovers on the C-4 and C-12 wells in the second quarter of 2001. Operating expenses decreased from $896,640 for the first six months of 2000 to $707,067 for the first six months of 2001.

    Eugene Island 339 crude oil revenues decreased from $3,237,274 in the first six months of 2000 to $2,956,547 in the first six months of 2001, primarily due to a decrease in crude oil production from 125,975 barrels in the first six months of 2000 to 95,499 barrels in the first six months of 2001. The decrease in crude oil production was due primarily to continued natural production declines of these properties. The decrease in crude oil production was partially offset by an increase in the average price of crude oil from $25.70 per barrel in the first six months of 2000 to $31.08 per barrel in the first six months of 2001. Gas revenues increased to $528,602 in the first six months of 2001 from $540,995 in the first six months of 2000, primarily due to a significant increase in the average natural gas sales price from $2.62 per Mcf in the first six months of 2000 to $7.37 per Mcf in the first six months of 2001. Operating expenses decreased from $698,281 for the six months of 2000 to $578,621 for the first six months of 2001. Capital expenditures decreased from $669,105 in the first six months of 2000 to $82,338 in the first six months of 2001.

    West Cameron 643 gas revenues increased from $2,460,241 in the first six months of 2000 to $2,876,053 in the first six months of 2001, primarily due to an increase in average natural gas sales price from $2.61 per Mcf in the first six months of 2000 to $6.30 per Mcf in the first six months of 2001. The increase in the average natural gas sales price was partially offset by a decrease in gas volumes from 943,183 Mcf in the first six months of 2000 to 450,957 Mcf for the same period in 2001. The decrease in gas volumes was due to the A-10 well off production, the A-7 well watering out and reporting problems caused by Texaco's SAP implementation. Operating expenses decreased from $649,031 for the first six months of 2000 to $578,621 for the first six months of 2001. Capital expenditures decreased from $91,816 in the first six months of 2000 to $82,338 in the first six months of 2001.

    East Cameron 371/381 crude oil revenues decreases from $534,841 in the first six months of 2000 to $104,390 in the first six months of 2001, primarily due to a decrease in crude oil production from 19,357 barrels in the first six months of 2000 to 3,531 barrels in the first six months of 2001. Gas revenues decreased from $1,088,473 in the first six months of 2000 to $639,481 in the first six months of 2001 primarily due to a decrease in gas volumes from 423,329 Mcf in the first six months of 2000 to 97,630 Mcf in the first six months of 2001. The decrease in gas revenues was partially offset by an increase in the average natural gas sales price from $2.57 per Mcf in the first six months of 2000 to $6.83 per Mcf in the first six months of 2001. Capital expenditures decreased from $164,251 in the first six months of 2000 to $1,277 in the first six months of 2001. Operating expenses increased from $41,747 in the first six months of 2000 to $43,763 in the first six months of 2001.

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

SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 2000, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $909,500. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first six months of 2001, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $399,376. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures of the Royalty Properties. As of June 30, 2001, approximately $5,757,000 remained in the Special Cost Escrow Account.

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

                                                                 ROYALTY PROPERTIES
                                                                 THREE MONTHS ENDED
                                                                     JUNE 30,(1)
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Crude oil and condensate (bbls).............................      155,704       224,680
Natural gas and gas products (Mcf)..........................      487,653     1,067,761
Crude oil and condensate average price, per bbl.............  $     30.67   $     27.99
Natural gas average price, per Mcf (excluding gas
  products).................................................  $      6.34   $      2.71
Crude oil and condensate revenues...........................  $ 4,775,765   $ 6,288,297
Natural gas and gas products revenues.......................    3,025,971     2,874,320
Production expenses.........................................   (1,048,383)   (1,060,600)
Capital expenditures........................................     (905,517)     (142,037)
Undistributed Net Loss (Income)(2)..........................     (177,057)      (88,761)
(Provision for) Refund of escrowed special costs............       94,997    (2,578,347)
                                                              -----------   -----------
NET PROCEEDS................................................    5,765,776     5,292,872
Royalty interest............................................         x25%          x25%
                                                              -----------   -----------
Partnership share...........................................    1,441,444     1,323,218
Trust interest..............................................      x99.99%       x99.99%
                                                              -----------   -----------
Trust share.................................................  $ 1,441,300   $ 1,323,086
                                                              ===========   ===========

---------

(1) The amounts for the three months ended June 30, 2001 and 2000 represent actual production for the periods February 2001 through April 2001, and February 2000 through April 2000, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2001, the loss carryforward was $538,724 ($134,681 net to the Trust).

                                                                 ROYALTY PROPERTIES
                                                                  SIX MONTHS ENDED
                                                                     JUNE 30,(1)
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Crude oil and condensate (bbls).............................      320,361       433,026
Natural gas and gas products (Mcf)..........................    1,091,321     2,354,902
Crude oil and condensate average price, per bbl.............  $     30.51   $     26.66
Natural gas average price, per Mcf (excluding gas
  products).................................................  $      6.66   $      2.62
Crude oil and condensate revenues...........................  $ 9,773,055   $11,543,282
Natural gas and gas products revenues.......................    7,135,238     6,117,150
Production expenses.........................................   (2,026,873)   (2,434,845)
Capital expenditures........................................   (1,101,656)   (1,109,721)
Undistributed Net Loss (Income)(2)..........................     (341,305)     (179,507)
(Provision for) Refund of escrowed special costs............   (1,597,503)   (3,638,263)
                                                              -----------   -----------
NET PROCEEDS................................................   11,840,956    10,298,096
Royalty interest............................................         x25%          x25%
                                                              -----------   -----------
Partnership share...........................................    2,960,239     2,574,524
Trust interest..............................................      x99.99%       x99.99%
                                                              -----------   -----------
Trust share.................................................  $ 2,959,943   $ 2,574,267
                                                              ===========   ===========

---------

(1) The amounts for the six months ended June 30, 2001 and 2000 represent actual production for the periods November 2000 through April 2001, and November 1999 through April 2000, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2001, the loss carryforward was $538,724 ($134,681 net to the Trust).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Reference is made to Item 1 of this Form 10-Q.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                          SEC FILE OR
                                                                                          REGISTRATION   EXHIBIT
                                                                                             NUMBER       NUMBER
                                                                                          ------------   --------
    4(a)*                   --Trust Agreement dated as of January 1, 1983, among Tenneco
                              Offshore Company, Inc., Texas Commerce Bank National
                              Association, as corporate trustee, and Horace C. Bailey,
                              Joseph C. Broadus and F. Arnold Daum, as individual
                              trustees (Exhibit 4(a) to Form 10-K for the year ended
                              December 31, 1992 of TEL Offshore Trust)..................     0-6910          4(a)
    4(b)*                   --Agreement of General Partnership of TEL Offshore Trust
                              Partnership between Tenneco Oil Company and the TEL
                              Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to
                              Form 10-K for year ended December 31, 1992 of TEL Offshore
                              Trust)....................................................     0-6910          4(b)
    4(c)*                   --Conveyance of Overriding Royalty Interests from
                              Exploration I to the Partnership (Exhibit 4(c) to
                              Form 10-K for year ended December 31, 1992 of TEL Offshore
                              Trust)....................................................     0-6910          4(c)
    4(d)*                   --Amendments to TEL Offshore Trust Trust Agreement, dated
                              December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
                              December 31, 1992 of TEL Offshore Trust)..................     0-6910          4(d)
    4(e)*                   --Amendment to the Agreement of General Partnership of TEL
                              Offshore Trust Partnership, effective as of January 1,
                              1983 (Exhibit 4(e) to Form 10-K for year ended
                              December 31, 1992 of TEL Offshore Trust)..................     0-6910          4(e)
    10(a)*                  --Purchase Agreement, dated as of December 7, 1984 by and
                              between Tenneco Oil Company and Tenneco Offshore II
                              Company (Exhibit 10(a) to Form 10-K for year ended
                              December 31, 1992, of TEL Offshore Trust).................     0-6910         10(a)
    10(b)*                  --Consent Agreement, dated November 16, 1988, between TEL
                              Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to
                              Form 10-K for year ended December 31, 1988 of TEL Offshore
                              Trust)....................................................     0-6910         10(b)
    10(c)*                  --Assignment and Assumption Agreement, dated November 17,
                              1988, between Tenneco Oil Company and TOC-Gulf of
                              Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended
                              December 31, 1988 of TEL Offshore Trust)..................     0-6910         10(c)
    10(d)*                  --Gas Purchase and Sales Agreement Effective September 1,
                              1993 between Tennessee Gas Pipeline Company and Chevron
                              U.S.A. Production Company (Exhibit 10(d) to Form 10-K for
                              year ended December 31, 1993 of TEL Offshore Trust).......     0-6910         10(d)

(B)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2001.

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

Date: August 10, 2001

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                      TEL
                                    OFFSHORE
                                     TRUST
                               FEDERAL INCOME TAX
                                  INFORMATION
                                      2001

                               TEL OFFSHORE TRUST
                                 EIN 76-6004064
                                   SCHEDULE B
                              SECOND QUARTER 2000
                            TAX INFORMATION PER UNIT
                               (4,751,510 UNITS)

                                         PARTNERSHIP
                                        ITEMS PER UNIT                   TRUST ITEMS PER UNIT
                                  --------------------------   -----------------------------------------
                                              DEPLETION AS A                                **(INCREASE)
                                   ROYALTY      PERCENT OF     INTEREST    ADMINISTRATIVE   DECREASE IN
          RECORD DATE              INCOME     ROYALTY BASIS     INCOME        EXPENSE         RESERVE
          -----------             ---------   --------------   ---------   --------------   ------------
March 31, 2001..................  $0.319613       5.2875%      $0.007768     $0.020427       $ 0.029151
June 30, 2001...................  $0.303335       5.0182%       0.002208      0.028092         0.000000
September 29, 2001..............   0.000000       0.0000%       0.000000      0.000000        (0.000000)
December 29, 2001...............   0.000000       0.0000%       0.000000      0.000000         0.000000
                                  ---------      --------      ---------     ---------       ----------
Year to date....................  $0.622948      10.3057%      $0.009976     $0.048519       $ 0.029151
                                  =========      ========      =========     =========       ==========

                           SUMMARY OF TAXABLE INCOME

                                                               PER UNIT
                                                              ----------
Royalty Income..............................................  $ 0.622948
Interest Income.............................................    0.009976
Depletion Deduction.........................................   (0.007652)
Administrative Expense Deduction............................   (0.048519)
(Increase)/Decrease in Reserve..............................    0.029151
                                                              ----------
Net Amount..................................................  $ 0.605904
                                                              ==========

** Increase or decrease in the reserve amount has no tax effect and is shown for information purposes only.

                        TAX BASIS OF UNITS AND ROYALTY*

Basis Assigned to TEL Offshore Trust Units--1/1/83..........  $ 6.750000
Basis Allocated to Offshore II Company (Sold December 17,
  1984).....................................................   (0.120000)
                                                              ----------
Royalty Basis 1/1/83........................................    6.630000
Depletion Year 1983.........................................   (0.769366)
                                                              ----------
Royalty Basis 1/1/84........................................    5.860634
Depletion Year 1984.........................................   (1.203489)
                                                              ----------
Royalty Basis 1/1/85........................................    4.657145
Depletion Year 1985.........................................   (1.126563)
                                                              ----------
Royalty Basis 1/1/86........................................    3.530582
Depletion Year 1986.........................................   (0.555675)
                                                              ----------
Royalty Basis 1/1/87........................................    2.974907
Depletion Year 1987.........................................   (1.424231)
                                                              ----------
Royalty Basis 1/1/88........................................    1.550676
Depletion Year 1988.........................................   (0.384321)
                                                              ----------
Royalty Basis 1/1/89........................................    1.166355
Depletion Year 1989.........................................   (0.241515)
                                                              ----------
Royalty Basis 1/1/90........................................    0.924840
Depletion Year 1990.........................................   (0.242097)
                                                              ----------
Royalty Basis 1/1/91........................................    0.682743
Depletion Year 1991.........................................   (0.092228)
                                                              ----------
Royalty Basis 1/1/92........................................    0.590515
Depletion Year 1992.........................................   (0.058181)
                                                              ----------
Royalty Basis 1/1/93........................................    0.532334
Depletion Year 1993.........................................   (0.079729)
                                                              ----------
Royalty Basis 1/1/94........................................    0.452605
Depletion Year 1994.........................................   (0.148288)
                                                              ----------
Royalty Basis 1/1/95........................................    0.304317
Depletion Year 1995.........................................   (0.064972)
                                                              ----------
Royalty Basis 1/1/96........................................    0.239345
Depletion Year 1996.........................................   (0.024448)
                                                              ----------
Royalty Basis 1/1/97........................................    0.214897
Depletion Year 1997.........................................   (0.048705)
                                                              ----------
Royalty Basis 1/1/98........................................    0.166192
Depletion Year 1998.........................................   (0.031658)
                                                              ----------
Royalty Basis 1/1/99........................................    0.134534
Depletion Year 1999.........................................    (.024322)
                                                              ----------
Royalty Basis 1/1/00........................................    0.110212
Depletion Year 2000.........................................   (0.035962)
                                                              ----------
Royalty Basis 1/1/01........................................    0.074250
Depletion Through Second Quarter 2001.......................    0.007652
                                                              ----------
Royalty Basis 3/31/01.......................................  $ 0.066598
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