Form 10-Q
period 2001-09-30
TEL OFFSHORE TRUST
filed 2001-11-14
CIK 97148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                 ENDED SEPTEMBER 30, 2001

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

         JPMORGAN CHASE BANK, TRUSTEE
         INSTITUTIONAL TRUST SERVICES
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

    As of November 5, 2001--4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents...................................   $2,112,551      $3,922,089
Net overriding royalty interest in producing oil and gas
  properties, net of accumulated amortization of $28,038,700
  and $27,998,574, respectively.............................      228,955         269,081
                                                               ----------      ----------
Total assets................................................   $2,341,506      $4,191,170
                                                               ==========      ==========

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders........................   $1,133,580      $2,804,605
Reserve for future Trust expenses...........................      978,971       1,117,484
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest
  authorized and outstanding)...............................      228,955         269,081
                                                               ----------      ----------
Total liabilities and Trust corpus..........................   $2,341,506      $4,191,170
                                                               ==========      ==========

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              -----------------------   --------------------------
                                                 2001         2000          2001           2000
                                              ----------   ----------   -------------   ----------
Royalty income..............................  $1,031,826   $1,987,518   $   3,991,769   $4,561,785
Interest income.............................      30,810       18,671          78,209       53,275
                                              ----------   ----------   -------------   ----------
                                               1,062,636    2,006,189       4,069,978    4,615,060
Decrease in reserve for future Trust
expenses....................................           0            0         138,513      266,759
General and administrative expenses.........     (70,738)     (60,625)       (301,380)    (221,931)
Other.......................................     141,682           --         141,682           --
                                              ----------   ----------   -------------   ----------
Distributable income........................  $1,133,580   $1,945,564   $   4,048,896   $4,659,888
                                              ==========   ==========   =============   ==========
Distributions per Unit (4,751,510 Units)....  $  .238573   $  .409462   $     .852128   $  .980716
                                              ==========   ==========   =============   ==========

   The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------   -------------------------
                                                2001          2000          2001          2000
                                             -----------   -----------   -----------   -----------
Trust corpus, beginning of period..........  $   241,144   $   329,216   $   269,081   $   367,768
Distributable income.......................    1,133,580     1,945,564     4,048,896     3,962,821
Distribution payable to Unit holders.......   (1,133,580)   (1,945,564)   (4,048,896)   (3,962,821)
Amortization of net overriding royalty
interest...................................      (12,189)      (26,107)      (40,126)      (64,659)
                                             -----------   -----------   -----------   -----------
Trust corpus, end of period................  $   228,955   $   303,109   $   228,955   $   303,109
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

    Effective January 1, 2000 PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon Energy Production Company L.P. ("Devon"). As a result of such merger, Devon replaced PennzEnergy as the Working Interest Owner of Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties.

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

NOTE 2--BASIS OF ACCOUNTING

    The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank ("Corporate Trustee"). JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank, which was formerly known as Chase Bank of Texas, National Association, which was formerly known as Texas Commerce Bank National Association, in accordance with the instructions to Form 10-Q and does not

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 2--BASIS OF ACCOUNTING (CONTINUED)
include all of the information required by generally accepted accounting principles for complete financial statements. The Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold. It should be noted

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 2--BASIS OF ACCOUNTING (CONTINUED)
that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables. The Trust does not enter into any hedging transactions on future production. Accordingly, the Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities," as amended, that was effective January 1, 2001, has not had an impact on the financial statements.

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

NOTE 5--SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 5--SPECIAL COST ESCROW ACCOUNT (CONTINUED) certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 2000, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $778,327. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures of the Royalty Properties. In the first nine months of 2001, there was a net deposit of funds into the Special Escrow Account. The Trust's share of the funds deposited was approximately $315,509. This deposit was also primarily a result of an increase in the Working Interest Owner's current estimate of projected capital expenditures of the Royalty Properties. As of September 30, 2001, approximately $5,712,345 remained in the Special Cost Escrow Account.

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

NOTE 6--EXPENSE RESERVE

    In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2000 was $1,117,484. The excess amount in the reserve of $266,759 was distributed to Unit holders in the first quarter of 2000. The reserve amount for 2001 is

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 6--EXPENSE RESERVE (CONTINUED)
$978,971. The excess amount in the reserve of $138,513 was distributed to Unitholders in the first quarter of 2001.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $500,853 has been recovered from the Trust by Devon (as successor of PennzEnergy) through the third quarter of 2001. The remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. The Working Interest Owner on the Eugene Island 348 property has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by this Working Interest Owner will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by this Working Interest Owner, it is estimated that Royalty income attributable to such properties will be retained by this Working Interest Owner for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by this Working Interest Owner will have a material effect on the Trust's Royalty income as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    Distributions to the Unit holders for the three months ended September 30, 2001 amounted to $1,133,580 or $.238573 per Unit as compared to $1,945,564 or $.409462 per Unit for the same period in 2000. The decrease in distribution income for the third quarter of 2001 was primarily due to decreased oil and gas prices, offset by production volume declines, as described below.

    Gas revenues recorded by the Working Interest Owners on the Trust Properties decreased 53% to $1,521,066 in the third quarter of 2001 from $3,262,120 in the third quarter of 2000 due primarily to a 16% decrease in gas volumes to 378,833 Mcf in the third quarter of 2001 from 426,363 Mcf in the third quarter of 2000 and a decrease in the average price received. The lower gas volumes were primarily due to decreased production on West Cameron 643 due to a shut in and temporary abandonment of the B-8 well and the normalized production after second quarter adjustments on Eugene Island 339. These lower volumes were partially offset by increased production on the Ship Shoal 182/183 E10 well. The average price received for natural gas decreased 7% to $3.71 per Mcf in the third quarter of 2001 from $4.00 per Mcf in the third quarter of 2000.

    Crude oil revenues recorded by the Working Interest Owners decreased 21% to $4,345,468 in the third quarter of 2001 from $5,490,663 in the third quarter of 2000. Oil volumes during the third quarter of 2001 totaled 164,624 barrels, compared to 196,673 barrels of oil produced in the third quarter of 2000.

    The Trust's share of capital expenditures increased by $503,415 in the third quarter of 2001, to $858,609, as compared to the third quarter of 2000. The lower capital expenditures in the third quarter of 2001 were due primarily to normalization after the second quarter C-4 and C-12 major rig workovers on Ship Shoal 182/183, offset by control panel upgrades on Eugene Island 339 and West Cameron 643B mobilization/demobilization.

    For the third quarter of 2001, the Trust had undistributed net income of $28,535. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). The undistributed net income for the third quarter of 2001 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

    In the third quarter of 2001, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $83,867, compared to a net deposit of funds into the Special Cost Escrow Account of $131,239.02 net to the Trust in the third quarter of 2000. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    Distributions to Unit holders for the nine months ended September 30, 2001 amounted to $4,048,896 or $.852128 per Unit, as compared to $4,659,888 or $.980716 per Unit for the same period in 2000. The decrease in distributable income for the first nine months of 2001 was primarily due to decreased oil and gas prices, offset by production volume declines, as described below.

    Gas revenues decreased $722,965, or 8%, to $8,656,305 in the first nine months of 2001 from $9,379,270 in the first nine months of 2000, primarily due to a 49% increase in the average price received for natural gas to $5.88 per Mcf in the first nine months of 2001 from $2.98 per Mcf in the first nine months of 2000. The increase in average price was partially offset by a 52% decrease in gas volumes to 1,509,357 Mcf in the first nine months of 2001 from 3,196,563 Mcf in the first nine months of 2000.

    Crude oil and condensate revenues decreased $2,915,422, or 17%, to $14,118,523 in the first nine months of 2001 as compared to $17,033,945 in the same period in 2000, primarily due to a 23% decrease in the crude oil and condensate volume from the first nine months of 2000 to the first nine months of 2001. The decrease in crude oil and condensate volumes was partially offset by an 8% increase in the average price of crude oil and condensate from $27.05 per barrel in the first nine months of 2000 to $29.11 per barrel in the first nine months of 2001.

    The Trust's share of capital expenditures increased by $495,349 in the first nine months of 2001 as compared to the same period in 2000.

    In the first nine months of 2001, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $315,509 compared to a net deposit of funds into the Special Cost Escrow Account of approximately $3,113,307 net to the Trust in the first nine months of 2000.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

    Ship Shoal 182/183 crude oil revenues decreased from $3,554,374 in the third quarter of 2000 to $2,931,386 in the third quarter of 2001, primarily due to a decrease in crude oil production from 125,797 barrels in the third quarter of 2000 to 110,195 barrels in the third quarter of 2001. The decrease in crude oil production was due primarily to continued natural production declines of these properties. The decrease in crude oil production was compounded by a decrease in the average price of crude oil from $29.25 per barrel in the third quarter of 2000 to $26.60 per barrel in the third quarter of 2001. Gas revenues decreased from $780,821 in the third quarter of 2000 to $275,843 in the third quarter of 2001, primarily due to a decrease in gas volumes from 202,322 Mcf in the third quarter of 2000 to 99,770 Mcf in the third quarter of 2001. The decrease in gas revenues was compounded by a decrease in the average natural gas sales price from $3.86 per Mcf in the third quarter of 2000 to $2.76 per Mcf in the third quarter of 2001. The decrease in gas volumes was primarily as a result of the C-10 well going off production and the E-10 well watering out. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately 64,177 Mcf have been overtaken by the Working Interest Owner from this property as of July 31, 2001. The Trust's share of this overtake position is approximately 16,044 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures increased to $331,498 in the third quarter of 2001 from $3,723 in the third quarter of 2000. This increase was primarily due to major rig workovers on the C-4 and C-12 wells. Operating expenses increased from $405,832 in the third quarter of 2000 to $422,610 for the same period in 2001.

    Eugene Island 339 crude oil revenues decreased from $1,597,975 in the third quarter of 2000 to $1,197,013 in the third quarter of 2001, primarily due to a decrease in crude oil production from 59,521 barrels in the third quarter of 2000 to 46,503 barrels in the third quarter of 2001. The decrease in crude oil production was due primarily to continued natural production declines of these properties. The decrease in crude oil production was compounded by a decrease in the average price of crude oil from $26.85 per barrel in the third quarter of 2000 to $25.74 per barrel in the third quarter of 2001. Gas revenues decreased to $104,531 in the third quarter of 2001 from $221,236 in the third quarter of 2000, primarily due a decrease in the average natural gas sales price from $3.92 per Mcf in the third quarter of 2000 to $2.71 in the third quarter of 2001. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 5,281 Mcf on this property as of November 30, 2000. The Trust's share of this overtake position is approximately 1,320 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased by $102,396 from the third quarter of 2001 as compared to the third quarter of 2000. Operating expenses decreased by $48,082 from the third quarter of 2001 as compared to the third quarter of 2000.

    West Cameron 643 gas revenues decreased from $1,407,829 in the third quarter of 2000 to $577,825 in the third quarter of 2001, primarily due to a decrease in gas volumes from 354,167 in the third quarter of 2000 to 145,705 in the third quarter of 2001. The decrease in gas volumes was due primarily to the B-8 well being shut in and temporarily abandoned, the A-10 well going off production and the A-7 well watering out. The decrease in gas volumes was compounded by a slight decrease in average natural gas sales price from $3.98 per Mcf in the third quarter of 2000 to $3.97 in the third quarter of 2001. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation costs, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation costs. The Working Interest Owner has advised the Trust that approximately 22,853 Mcf have been overtaken by the Working Interest Owner from this property as of November 30, 2000. The Trust's share of this overtake position is approximately 5,713 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses decreased slightly in the third quarter of 2001 as compared to the same period in 2000. Capital expenditures increased by $252,715 in the third quarter of 2001 as compared to the same period in 2000, primarily due to costs associated with the mobilization/demobilization of WC643B in the third quarter of 2001.

    East Cameron 371/381 crude oil revenues decreased from $179,079 in the third quarter of 2000 to $44,130 in the third quarter of 2001, primarily due to a decrease in crude oil production from 5,901 barrels in the third quarter of 2000 to 1,645 barrels in the third quarter of 2001. Gas revenues decreased from $479,405 in the third quarter of 2000 to $140,251 in the third quarter of 2001, primarily due to a decrease in gas volumes from 130,516 Mcf in the third quarter of 2000 to 33,656 Mcf in the third quarter of 2001. The decrease in gas revenues was partially offset by an increase in the average natural gas sales price from $3.67 per Mcf in the third quarter of 2000 to $4.17 per Mcf in the third quarter of 2001. The gas from East Cameron 371/381 is currently committed to TNGI on terms similar to gas committed to West Cameron 643. Operating expenses did not change significantly. Capital expenses increased $13,607 due to capital expense audit adjustment credits recognized in the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

    Ship Shoal 182/183 crude oil revenues decreased from $11,014,759 in the first nine months of 2000 to $9,202,980 in the first nine months of 2001, primarily due to a decrease in crude oil production from 402,940 barrels in the nine months of 2000 to 317,840 barrels in the first nine months of 2001. The decrease in crude oil production was due primarily to continued natural production declines of these properties. The decrease in crude oil production was partially offset by an increase in the average price of crude oil from $27.34 per barrel in the first nine months of 2000 to $28.95 per barrel in the first nine months of 2001. Gas revenues decreased from $2,236,081 in the first nine months of 2000 to $1,903,018 in the first nine months of 2001, primarily due to a significant decrease in volumes that was partially offset by a substantial increase in the average natural gas sales price from $2.92 per Mcf in the first nine months of 2000 to $5.73 per Mcf in the first nine months of 2001. The decrease in gas volumes from 766,044 Mcf in the first nine months of 2000 to 332,049 Mcf in the first nine months of 2001 was primarily a result of the C-10 well going off production and the E-10 and B-15 wells watering out. Capital expenditures increased from $160,900 in the first nine months of 2000 to $1,186,642 in the same period of 2001 primarily due to major rig workovers on the C-4 and C-12 wells in the second quarter of 2001. Operating expenses decreased from $1,302,472 for the first nine months of 2000 to $1,129,677 for the first nine months of 2001.

    Eugene Island 339 crude oil revenues decreased from $4,835,249 in the first nine months of 2000 to $4,153,560 in the first nine months of 2001, primarily due to a decrease in crude oil production from 185,496 barrels in the first nine months of 2000 to 142,002 barrels in the first nine months of 2001. The decrease in crude oil production was due primarily to continued natural production declines of these properties. The decrease in crude oil production was partially offset by an increase in the average price of crude oil from $26.07 per barrel in the first nine months of 2000 to $29.25 per barrel in the first nine months of 2001. Gas revenues decreased to $733,133 in the first nine months of 2001 from $762,231 in the first nine months of 2000, primarily due to a significant decrease from 263,00 Mcf in the first nine months of 2000 to 123,766 Mcf in the first nine months of 2001. This decrease in production was offset by an increase in the average natural gas sales price from $2.90 per Mcf in the first nine months of 2000 to $5.92 per Mcf in the first nine months of 2001. Operating expenses decreased from $902,045 for the nine months of 2000 to $830,467 for the first nine months of 2001. Capital expenditures decreased from $1,001,294 in the first nine months of 2000 to $312,131 in the first nine months of 2001. This decrease was due to A-7 and B-18 sidetracks and platform facility improvements done in 2000.

    West Cameron 643 gas revenues decreased from $3,868,070 in the first nine months of 2000 to $3,453,878 in the first nine months of 2001, primarily due to a decrease in natural gas volumes from 1,297,350 Mcf in the first nine months of 2000 to 596,662 Mcf in the first nine months of 2001. This decrease in production was offset by an increase in average natural gas sales price from $2.98 per Mcf in the first nine months of 2000 to $5.79 per Mcf in the first nine months of 2001. The decrease in gas volumes was due to the B-8 well being shut in and temporarily abandoned, the A-10 well going off production, and the A-7 well watering out. Operating expenses for the first nine months of 2001 decreased by $6,406 compared to the first nine months of 2000. Capital expenditures increased from $109,012 in the first nine months of 2000 to $376,838 in the first nine months of 2001, primarily due to costs associated with the mobilization of WC643B in the third quarter of 2001.

    East Cameron 371/381 crude oil revenues decreased from $713,920 in the first nine months of 2000 to $148,520 in the first nine months of 2001, primarily due to a decrease in crude oil production from 25,258 barrels in the first nine months of 2000 to 5,177 barrels in the first nine months of 2001. Gas revenues decreased from $1,567,877 in the first nine months of 2000 to $807,238 in the first nine months of 2001, primarily due to a decrease in gas volumes from 553,844 Mcf in the first nine months of 2000 to 131,287 Mcf in the first nine months of 2001. The decrease in gas revenues was partially offset by an increase in the average natural gas sales price from $2.83 per Mcf in the first nine months of 2000 to $6.15 per Mcf in the first nine months of 2001. Capital expenditures for the first nine months of 2001 decreased by $149,381 from the first nine months of 2000 primarily due to year 2000 capital projects. Operating expenses in the first nine months of 2001 decreased by $770 from the first nine months of 2000.

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

SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 2000, there was a deposit of approximately $778,327 into the Special Cost Escrow Account. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first nine months of 2001, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $315,509. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures of the Royalty Properties. As of September 30, 2001, approximately $5,712,345 remained in the Special Cost Escrow Account.

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

                                                                   ROYALTY PROPERTIES
                                                                   THREE MONTHS ENDED
                                                                    SEPTEMBER 30,(1)
                                                              ----------------------------
                                                                   2001           2000
                                                              --------------   -----------
Crude oil and condensate (bbls).............................         164,624       196,673
Natural gas and gas products (Mcf)..........................         418,036       841,699
Crude oil and condensate average price, per bbl.............  $        26.40   $     27.92
Natural gas average price, per Mcf (excluding gas
  products).................................................  $         3.71   $      4.00
Crude oil and condensate revenues...........................  $    4,345,468   $ 5,490,663
Natural gas and gas products revenues.......................       1,521,066     3,262,120
Production expenses.........................................        (935,540)     (908,310)
Capital expenditures........................................        (858,609)     (355,194)
Undistributed Net Loss (Income)(2)..........................         (28,535)      (63,367)
(Provision for) Refund of escrowed special costs............          83,867       524,956
                                                              --------------   -----------
NET PROCEEDS................................................       4,127,717     7,950,868
Royalty interest............................................            x25%          x25%
                                                              --------------   -----------
Partnership share...........................................       1,031,929     1,987,717
Trust interest..............................................         x99.99%       x99.99%
                                                              --------------   -----------
Trust share.................................................  $    1,031,826   $ 1,987,518
                                                              ==============   ===========

---------

(1) The amounts for the three months ended September 30, 2001 and 2000 represent actual production for the periods May 2001 through July 2001, and May 2000 through July 2000, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2001, the loss carryforward was $424,588 ($106,147 net to the Trust).

                                                                 ROYALTY PROPERTIES
                                                                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,(1)
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Crude oil and condensate (bbls).............................      484,985       629,699
Natural gas and gas products (Mcf)..........................    1,509,357     3,196,563
Crude oil and condensate average price, per bbl.............  $     29.11   $     27.05
Natural gas average price, per Mcf (excluding gas
  products).................................................  $      5.88   $      2.98
Crude oil and condensate revenues...........................  $14,118,523   $17,033,945
Natural gas and gas products revenues.......................    8,656,304     9,379,270
Production expenses.........................................   (2,962,413)   (3,343,155)
Capital expenditures........................................   (1,960,265)   (1,464,915)
Undistributed Net Loss (Income)(2)..........................     (369,840)     (242,874)
(Provision for) Refund of escrowed special costs............   (1,513,636)   (3,113,307)
                                                              -----------   -----------
NET PROCEEDS................................................   15,968,672    18,248,964
Royalty interest............................................         x25%          x25%
                                                              -----------   -----------
Partnership share...........................................    3,992,168     4,562,241
Trust interest..............................................      x99.99%       x99.99%
                                                              -----------   -----------
Trust share.................................................  $ 3,991,769   $ 4,561,785
                                                              ===========   ===========

---------

(1) The amounts for the nine months ended September 30, 2001 and 2000 represent actual production for the periods November 2000 through July 2001, and November 1999 through July 2000, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2001, the loss carryforward was $424,588 ($106,147 net to the Trust).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Reference is made to Item 1 of this Form 10-Q.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank ("Corporate Trustee"), formerly known as The Chase Manhattan Bank which was formerly known as Chase Bank of Texas, National Association, which was formerly known as Texas Commerce Bank, National Association.

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

(B)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TEL OFFSHORE TRUST

                                            By:        JPMorgan Chase Bank, Corporate Trustee

                                            By:                     /s/ MIKE ULRICH
                                                       -----------------------------------------
                                                                      MIKE ULRICH
                                                                     VICE PRESIDENT
                                                                   AND TRUST OFFICER

Date: November 14, 2001

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

                                      TEL
                                    OFFSHORE
                                     TRUST
                               FEDERAL INCOME TAX
                                  INFORMATION
                                      2001

                               TEL OFFSHORE TRUST
                                 EIN 76-6004064
                                   SCHEDULE B
                              SECOND QUARTER 2000
                            TAX INFORMATION PER UNIT
                               (4,751,510 UNITS)

                                         PARTNERSHIP
                                        ITEMS PER UNIT                   TRUST ITEMS PER UNIT
                                  --------------------------   -----------------------------------------
                                              DEPLETION AS A                                **(INCREASE)
                                   ROYALTY      PERCENT OF     INTEREST    ADMINISTRATIVE   DECREASE IN
          RECORD DATE              INCOME     ROYALTY BASIS     INCOME        EXPENSE         RESERVE
          -----------             ---------   --------------   ---------   --------------   ------------
March 31, 2001..................  $0.319613       5.2875%      $0.007768     $0.020427       $ 0.029151
June 30, 2001...................  $0.303335       5.0182%       0.002208      0.028092         0.000000
September 30, 2001..............   0.217179       3.5929%       0.006484      0.014909        (0.000000)
December 29, 2001...............   0.000000       0.0000%       0.000000      0.000000         0.000000
                                  ---------      --------      ---------     ---------       ----------
Year to date....................  $0.840127      13.8986%      $0.016460     $0.063428       $ 0.029151
                                  =========      ========      =========     =========       ==========

                           SUMMARY OF TAXABLE INCOME

                                                               PER UNIT
                                                              ----------
Royalty Income..............................................  $ 0.840127
Interest Income.............................................    0.016460
Depletion Deduction.........................................   (0.010320)
Administrative Expense Deduction............................   (0.063428)
(Increase)/Decrease in Reserve..............................    0.029151
                                                              ----------
Net Amount..................................................  $ 0.811991
                                                              ==========

** Increase or decrease in the reserve amount has no tax effect and is shown for information purposes only.

                        TAX BASIS OF UNITS AND ROYALTY*

Basis Assigned to TEL Offshore Trust Units--1/1/83..........  $ 6.750000
Basis Allocated to Offshore II Company (Sold December 17,
  1984).....................................................   (0.120000)
                                                              ----------
Royalty Basis 1/1/83........................................    6.630000
Depletion Year 1983.........................................   (0.769366)
                                                              ----------
Royalty Basis 1/1/84........................................    5.860634
Depletion Year 1984.........................................   (1.203489)
                                                              ----------
Royalty Basis 1/1/85........................................    4.657145
Depletion Year 1985.........................................   (1.126563)
                                                              ----------
Royalty Basis 1/1/86........................................    3.530582
Depletion Year 1986.........................................   (0.555675)
                                                              ----------
Royalty Basis 1/1/87........................................    2.974907
Depletion Year 1987.........................................   (1.424231)
                                                              ----------
Royalty Basis 1/1/88........................................    1.550676
Depletion Year 1988.........................................   (0.384321)
                                                              ----------
Royalty Basis 1/1/89........................................    1.166355
Depletion Year 1989.........................................   (0.241515)
                                                              ----------
Royalty Basis 1/1/90........................................    0.924840
Depletion Year 1990.........................................   (0.242097)
                                                              ----------
Royalty Basis 1/1/91........................................    0.682743
Depletion Year 1991.........................................   (0.092228)
                                                              ----------
Royalty Basis 1/1/92........................................    0.590515
Depletion Year 1992.........................................   (0.058181)
                                                              ----------
Royalty Basis 1/1/93........................................    0.532334
Depletion Year 1993.........................................   (0.079729)
                                                              ----------
Royalty Basis 1/1/94........................................    0.452605
Depletion Year 1994.........................................   (0.148288)
                                                              ----------
Royalty Basis 1/1/95........................................    0.304317
Depletion Year 1995.........................................   (0.064972)
                                                              ----------
Royalty Basis 1/1/96........................................    0.239345
Depletion Year 1996.........................................   (0.024448)
                                                              ----------
Royalty Basis 1/1/97........................................    0.214897
Depletion Year 1997.........................................   (0.048705)
                                                              ----------
Royalty Basis 1/1/98........................................    0.166192
Depletion Year 1998.........................................   (0.031658)
                                                              ----------
Royalty Basis 1/1/99........................................    0.134534
Depletion Year 1999.........................................    (.024322)
                                                              ----------
Royalty Basis 1/1/00........................................    0.110212
Depletion Year 2000.........................................   (0.035962)
                                                              ----------
Royalty Basis 1/1/01........................................    0.074250
Depletion Through Third Quarter 2001........................    0.010320
                                                              ----------
Royalty Basis 9/30/2001.....................................  $ 0.063930
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