Form 10-K
period 2001-12-31
TEL OFFSHORE TRUST
filed 2002-04-01
CIK 97148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
        DECEMBER 31, 2001

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

     JPMORGAN CHASE BANK, TRUSTEE
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 25, 2002, of $5.82 was $27,653,788.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 25, 2002, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

    Documents Incorporated By Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

                                                                          PAGE
                                                                        --------
Item 1.   Business....................................................         1
            Description of the Trust..................................         1
              General.................................................         1
              History of the Trust....................................         4
            Description of the Units..................................         5
              Distributions...........................................         5
              Possible Requirement that Units be Divested.............         5
              Liability of Unit Holders...............................         6
              Federal Income Tax Matters..............................         7
              Tax-Exempt Organizations................................         8
              State Law Considerations................................         8
            Termination of the Trust..................................         8
            Royalty Income, Distributable Income and Total Assets.....        10
            Description of Royalty Properties.........................        10
              Producing Acreage and Wells.............................        10
              Reserves................................................        11
              Operations and Production...............................        22
            Marketing.................................................        23
              Gas Marketing...........................................        23
              Oil Marketing...........................................        24
            Competition and Regulation................................        25
              Competition.............................................        25
              Regulation--General.....................................        25
              FERC Regulations........................................        25
              State Regulation........................................        26
              Environmental Regulations...............................        26
            Principal Trust Risk Factors..............................        28
Item 2.   Properties..................................................        31
Item 3.   Legal Proceedings...........................................        31
Item 4.   Submission of Matters to a Vote of Security Holders.........        31
                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................        32
Item 6.   Selected Financial Data.....................................        32
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation..................................        32
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................        40
Item 8.   Financial Statements and Supplementary Data.................        41
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................        50
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........        51
Item 11.  Executive Compensation......................................        51
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................        51
Item 13.  Certain Relationships and Related Transactions..............        51
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................        53
SIGNATURES............................................................        55

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Risks factors that may affect actual results and Trust distributions include, without limitation:

    - Commodity price fluctuations;

    - Uncertainty of estimates of oil and gas production;

    - Uncertainty of future production and development costs;

    - Operating risks for Working Interest Owners, including drilling and environmental risks;

    - Regulatory changes;

    - Decisions by and at the discretion of Working Interest Owners not to perform additional development projects or to abandon properties;

    - Uncertainties inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

    - The outcome of pending litigation.

    Should any event or circumstances contemplated by the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should any material underlying assumptions prove incorrect, actual results may differ materially from future results expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. See "Business--Principal Trust Risk Factors" below in
Item 1 of this Form 10-K for a summary description of principal risk factors.

                                     PART I

ITEM 1. BUSINESS.

                            DESCRIPTION OF THE TRUST

GENERAL

    The TEL Offshore Trust ("Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) ("Corporate Trustee"), 700 Lavaca, Austin, Texas 78701. The telephone number of the Corporate Trustee is 512-479-2562. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Corporate Trustee, Texas Commerce Bank National Association. George Allman, Jr., Gary C. Evans and Jeffrey S. Swanson serve as individual trustees ("Individual Trustees") of the Trust. The Individual Trustees and the Corporate Trustee may be referred to hereinafter collectively as the "Trustees."

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

    On October 30, 1992, PennzEnergy Company ("PennzEnergy") (which merged with and into Devon Energy Production Company L.P. effective January 1, 2000) acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island
208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties on October 30, 1992. PennzEnergy also assumed Chevron's obligations under the Conveyance with respect to these properties.

    On December 1, 1994, Texaco Exploration and Production Inc. ("TEPI") acquired two of the Royalty Properties from Chevron. The Royalty Properties acquired by Texaco were West Cameron 643 and East Cameron 371/381. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such properties on December 1, 1994. TEPI also assumed Chevron's obligations under the Conveyance with respect to these properties.

    On October 1, 1995, SONAT Exploration Company ("SONAT") acquired the East Cameron 354 property from PennzEnergy. In addition, on October 1, 1995, Amoco Production Company ("Amoco") acquired the Eugene Island 367 property from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties.

    Effective January 1, 1998, Energy Resource Technology, Inc. ("ERT") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of such acquisition, Amerada replaced ERT as the Working Interest Owner of the East

Cameron 354 property effective January 1, 1998, and also assumed ERT's obligations under the Conveyance with respect to this property.

    Effective January 1, 2000, PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon Energy Production Company L.P. ("Devon"). As a result of this merger, Devon replaced PennzEnergy as the Working Interest Owner of Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties.

    On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged (the "Merger") with and into Texaco Inc., a Delaware corporation ("Texaco"), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger (ChevronTexaco Corporation is referred to herein as "ChevronTexaco"). Accordingly, the properties referred to herein by Chevron and Texaco are each now controlled by subsidiaries of ChevronTexaco.

    Chevron remains the Managing General Partner of the Partnership. The Royalty Properties continue to be subject to the Royalty, and the Trust and Partnership, in general, continue to operate as if the above-described sales of the Royalty Properties had not occurred.

    Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" as used herein generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from
October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods from October 1, 1995 until January 1, 1998; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998).

    A total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. The Trust Units are traded on the Nasdaq SmallCap Market effective August 31, 2001. Previously the Trust Units were traded on the OTC Bulletin Board. The Trust Units were also be traded on pink sheets. From inception of the Trust to December 31, 2001, distributions to Unit holders totaled approximately $94,728,000, or approximately $19.94 per Unit.

    The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefor established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $15.2 million as of October 31, 2001 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers. (See "Termination of the Trust" and Note 8 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

    The terms of the Agreement of General Partnership of the Partnership (the "Partnership Agreement") provide that the Partnership shall dissolve upon the occurrence of any of the following: (1) December 31, 2030, (2) the election of the Trust to dissolve the Partnership, (3) the termination of the Trust,
(4) the bankruptcy of the Managing General Partner of the Partnership, and
(5) the dissolution of the Managing General Partner or its election to dissolve the Partnership; however, the Managing General Partner has agreed not to dissolve or to elect to dissolve the Partnership and shall be liable for all damages and costs to the Trust if it breaches this agreement.

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

    The Royalty Properties are required to be operated in accordance with standards applicable to a prudent oil and gas operator. The Working Interest Owners are free to transfer their working interest in any of the Royalty Properties (burdened by the Royalty) to third parties. The Working Interest Owners are also free to enter into farm-out agreements whereby a Working Interest Owner would transfer a portion of its interest (unburdened by the Royalty) while retaining a lesser interest (burdened by the Royalty) in return for the transferee's obligation to drill a well on the Royalty Properties. The Working Interest Owners have the right to abandon any well or lease, and upon termination of any lease, the part of the Royalty relating thereto will be extinguished. The Royalty Properties are primarily operated by the Working Interest Owners although certain other parties operate some of the Royalty Properties.

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

    As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, Texaco acquired two of the Royalty Properties from Chevron. The Royalty Property acquired by TEPI is West Cameron 643 and East Cameron 371/381. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such property and assumed Chevron's obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties on October 1,

1995. Effective January 1, 1998 ERT acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to such property effective
January 1, 1998. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of this acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT's obligations under the Conveyance with respect to this property.

                            DESCRIPTION OF THE UNITS

    Each Unit is evidenced by a transferable certificate issued by the Corporate Trustee. Each unit ranks equally as to distributions, has one vote on any matter submitted to Unit holders and represents an undivided interest in the Trust, which in turn owns a 99.99% interest in the Partnership.

DISTRIBUTIONS

    The Trustees distribute the Trust's income pro rata for each calendar quarter within 10 days after the end of each calendar quarter. Distributions of the Trust's income are made to Unit holders of record on the Quarterly Record Date, which is the last business day of each quarterly period, or such later date as the Trustees determine is required to comply with legal requirements. The Trustees determine for each quarterly period the amount available for distribution. Such amount (the "Quarterly Income Amount") consists of the cash received from the Royalty during the quarterly period plus any other cash receipts of the Trust, less the obligations of the Trust paid during the quarterly period, and adjusted for changes made by the Trust during the quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. For a discussion of the cash reserves being established by the Trust, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Form 10-K.

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

    The Working Interest Owners have agreed that they will not seek to recover from the Unit holders the amount of any refunds they are required to make except out of future revenues payable to the Trust. The Trustees will be liable to the Unit holders if the Trustees allow any liability to be incurred without taking any and all action necessary to ensure that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and will be non-recourse to the Unit holders. However, the Trustees will not be liable to the Unit holders for state or federal income taxes or for refunds, fines, penalties or interest relating to oil or gas pricing overcharges under state or federal price controls. The Trustees will be indemnified from the Trust assets, to the extent that the Trustees' actions do not constitute gross negligence, bad faith or fraud.

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

    BACKUP WITHHOLDING

    Distributions from the Trust are generally subject to backup withholding at a rate of 30% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by a unitholder is incorrect.

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

    NON-U.S. UNITHOLDERS

    In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. unitholder" for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30%, or lower treaty rate, if applicable. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. unitholder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Internal Revenue Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected income is subjected to withholding equal to the highest applicable tax rate-- 38.6% for individual non-U.S. unitholders and 35% for corporate non-U.S. unitholders.

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

                            TERMINATION OF THE TRUST

    The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $15.2 million as of October 31, 2001, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2001 in order to correspond with distributions to the Trust, it is estimated that approximately 75% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS

    The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

                                                                                             GROSS WELLS DRILLED AS OF
                                                            WORKING                              OCTOBER 31, 2001
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
                                                                        ======      ===        ===        ===              ===

------------------------

(1) As of October 31, 2001, there were no wells in the process of drilling. See "Operations" under Item 7 of this report for a discussion of drilling activity during 2001.

(2) As of October 31, 2001, there were 87 producing completions.

(3) Multiple completions are counted as one well. South Timbalier 37 has 5 multiple completion wells and Ship Shoal 182/183 has 1 multiple completion well.

(4) This lease expired in 1996.

(5) This lease was abandoned and expired in 1991.

RESERVES

    A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2001. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 2 and 8 in the Notes to Financial Statements under Item 8 of this Form 10-K.

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

    The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that, as of October 31, 2001, approximately 5,281 Mcf had been overtaken by Chevron from the Eugene Island 339 property. In addition, the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that, as of October 31, 2001, approximately 68,778 mcf and 22,853 mcf, respectively, have been overtaken by the Working Interest Owner from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. (See
Note 3 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding the Trust's revenue recognition policy.) Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in
Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalances. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $38,300 in 2001 related to such imbalances. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property and the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that sufficient gas reserves existed on the properties for under produced parties to recoup their share of the gas imbalance on the properties.

    During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $667,800 has been recovered from the Trust by Devon, which is the current working interest owner on this property, as of the end of 2001 including $126,000 during 2001. The remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. Devon has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Devon will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Devon, it is estimated that Royalty income attributable to such properties will be recovered by Devon during the first quarter of 2002.

                     [DEGOLYER AND MACNAUGHTON LETTERHEAD]


                                  LETTER REPORT
                                     AS OF
                                OCTOBER 31, 2001
                                       ON
                              RESERVES AND REVENUE
                                       OF
                               CERTAIN PROPERTIES
                                  OWNED BY THE
                         TEL OFFSHORE TRUST PARTNERSHIP

                                    SEC CASE

                     [DEGOLYER AND MACNAUGHTON LETTERHEAD]


                                  March 1, 2002


Chevron USA Inc.
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012

Gentlemen:

      Pursuant to your request, we have prepared estimates, as of October 31, 2001, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron USA Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The Managing Partner of the Trust Partnership is Chevron. The interest appraised consists of a 25-percent net profits interest in 17 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly comprised of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995. The SONAT property was subsequently acquired by Amerada Hess Corporation (Amerada Hess) effective January 1, 1998. Another of the Pennzoil Subject Properties was acquired by Devon Energy Production Co. (Devon) effective December 29, 1999. These companies mentioned herein are hereinafter referred to as the Owners.

DEGOLYER AND MACNAUGHTON


      Chevron and Texaco merged on October 10, 2001, forming ChevronTexaco Corporation. This merger did not result in a change in ownership or a change in title of the Subject Properties, and at the request of ChevronTexaco the properties are still shown as either Chevron or Texaco.

      Information used in the preparation of this report was obtained from the Owners. During this investigation, we consulted freely with the officers and employees of the Owners and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by the Owners with respect to property interests owned by the Trust Partnership, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the Subject Properties. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2001 Petroleum Information/Dwights LLC.

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

      Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 2001. Combined net reserves are defined as those reserves remaining after deducting royalties and interests owned by others from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership. Gas volumes are expressed as sales gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure bases of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

DEGOLYER AND MACNAUGHTON



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

DEGOLYER AND MACNAUGHTON



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

      The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 12 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 5 leases to which no reserves have been assigned. Devon owns an interest in one of the productive properties. Pennzoil owns an interest in one of the leases to which no reserves have been assigned. Texaco owns an interest in three of the productive properties. Amerada Hess and Amoco own an interest in one property each, but only the Amerada Hess property is productive. Chevron owns an interest in the remaining 10 properties.

      The reserves volumes and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the "Combined Interests," defined herein as the Trust Partnership Interests and the interests retained in the Subject Properties by Chevron, Pennzoil, Texaco, Amerada Hess, Amoco, or Devon. Net reserves attributable to the Trust Partnership Interests were estimated by allocating to the Trust Partnership a portion of the estimated combined net reserves

DEGOLYER AND MACNAUGHTON




of the Subject Properties based on future revenue. The formula used to estimate the net reserves attributable to the Trust Partnership Interest is as follows:

                                             Trust Partnership Interest
                                                 future net revenue
Trust Partnership Interest net reserves = ---------------------------------- x Combined net reserves
                                            Combined future gross revenue


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

      Units have been formed for several common reservoirs that underlie the Subject Properties and adjacent leases. In those cases, the estimated gross reserves of the entire reservoir are shown and the resulting combined Trust Partnership and Chevron, Pennzoil, Texaco, Amerada Hess, Amoco, or Devon interests in the reservoir unit are used to estimated these Combined Interests net reserves.

      Data available from wells drilled on the appraised properties through October 2001 were used in estimating gross ultimate recovery. Gross production estimated through October 31, 2001, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves. In most fields, this required that the production rates be estimated for 4 months, since production data for certain properties were available only through June 2001.

DEGOLYER AND MACNAUGHTON



      Net proved reserves attributable to the Trust Partnership Interest, as of October 31, 2001, are estimated as follows:

                                                             OIL AND            NATURAL
                                                            CONDENSATE            GAS
                                                               (BBL)             (MCF)
                                                          --------------     ---------------
Proved Developed and Undeveloped Reserves
  Reserves as of October 31, 2000                             492,470           2,202,595
  Revisions of Previous Estimates                             (39,985)           (731,808)
  Improved Recovery                                                 0                   0
  Purchases of Minerals in Place                                    0                   0
  Extensions, Discoveries, and Other Additions                113,183           1,406,782
  Production                                                 (159,805)           (458,427)
  Sales of Minerals in Place                                        0                   0
  Reserves as of October 31, 2001                             405,863           2,419,142

Proved Developed Reserves
  Reserves as of October 31, 2000                             492,065           2,191,302
  Reserves as of October 31, 2001                             405,591           2,408,306



      Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interest. These monthly values for the aggregate of the combined interest in the Subject Properties were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2002. The future accrual or escrow amounts for each of the six groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 2.03 percent per year as specified by Chevron was credited monthly. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the six groups of the properties (Chevron, Pennzoil, Texaco, Amerada Hess, Amoco, and Devon). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 2.03 percent per year as specified by Chevron. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax expenses were not taken into account in estimating

DEGOLYER AND MACNAUGHTON



future net revenue and present worth. No deductions were made in the foregoing reserves for any outstanding production payments.

      Revenue values in this report were estimated using the initial prices and costs provided by Chevron. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). These guidelines require the use of prices for oil and condensate in effect on October 31, 2001. The following assumptions were used for estimating future prices and costs:

      OIL AND CONDENSATE PRICES

         Oil and condensate prices furnished by Chevron were prices in effect on October 31, 2001, and were used as initial prices with no increases based on inflation. The initial oil and condensate prices were furnished by Chevron.

      NATURAL GAS PRICES

         Initial gas prices furnished by Chevron were prices in effect on October 31, 2001, and were represented to be in accordance with existing gas contracts. Chevron further represents that these contracts provide for periodic price redeterminations, but do not provide for any fixed or determinable escalations. Therefore, the initial prices were used for the remaining life of the properties.

      OPERATING AND CAPITAL COSTS

         Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2001 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the four leases which are considered depleted and to which no reserves have been assigned.

      A summary of estimated revenue and costs attributable to the Combined Interests in proved reserves of the Subject Properties and the future net revenue and

DEGOLYER AND MACNAUGHTON



present worth attributable to the Trust Partnership Interest, as of October 31, 2001, is as follows:

                                                                                PROPERTIES
                                           -----------------------------------------------------------------------------------------
                                                                                 AMERADA

                                              CHEVRON     PENNZOIL   TEXACO           HESS        AMOCO      DEVON         TOTAL
                                           -------------  -------- -----------    -----------   ---------   ---------   ------------
COMBINED INTERESTS
  Future Gross Revenue ($)                  84,685,784        0    10,511,547        327,331         0       851,951     96,376,613
  Operating Costs ($)                      (28,904,458)       0    (4,394,124)      (192,660)        0      (315,000)   (33,806,242)
  Capital Costs ($)1                       (13,787,682)       0    (5,837,235)      (337,210)        0      (379,250)   (20,341,377)

  Future Net Revenue ($)                    41,993,644        0       280,188       (202,539)        0       157,701     42,228,994
  Cost Escrow as of 10-31-01 ($)            14,304,885        0     6,676,250        412,585         0       263,395     21,657,115
  Interest Credit on Accrued Balance ($)     1,053,771        0       531,299         13,191         0        47,348      1,645,609
  Interest on Deficit ($)                            0        0           (97)             0         0          (988)        (1,085)
  Overhead ($)                              (3,852,791)       0      (638,112)       (26,075)        0       (47,771)    (4,564,749)

 Revenue Subject to Net Profits
   Interest ($)                             53,499,509        0     6,849,528        197,162         0       419,685     60,965,884

TRUST PARTNERSHIP INTEREST
   Future Net Revenue ($)2                  13,374,841        0     1,712,353         49,283         0       104,903     15,241,380
  Present Worth at 10 Percent ($)2          10,895,391        0     1,362,482         43,968         0        76,313     12,378,154


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

DEGOLYER AND MACNAUGHTON




currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.



                                   Submitted,


                                   /s/ DeGOLYER and MacNAUGHTON

                                   DeGOLYER and MacNAUGHTON








   [THOMAS A. SCHOB SEAL]                /s/ THOMAS A. SCHOB
                                         ---------------------------
                                         Thomas A. Schob, P.E.
                                         Senior Vice President
                                         DeGolyer and MacNaughton

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

    The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $332,300 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

    In addition, because the DeGolyer and MacNaughton reserve study is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of future net revenues. These capital expenditures could have a significant effect on the actual future net revenues attributable to the Partnership's interest in the Royalty.

    The Trust Agreement provides that the Trust will terminate in the event total future net revenues attributable to the Partnership's interest in the Royalty as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million. See "Business--Termination of the Trust".

    The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 2001 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

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

    Spot domestic natural gas prices generally increased in 2001 and early 2002. Crude oil prices increased in 2001 and early 2002.

    It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

GAS MARKETING

    During 2001, gas sales by the Working Interest Owners under a contract with Texaco Natural Gas, Inc. ("TNG") and Dynegy Inc. ("Dynegy") accounted for 49% and 41%, respectively, of total gas revenues from the Royalty Properties.

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

    WEST CAMERON 643. West Cameron 643 contributed approximately 40% of the revenues from gas sales from the Royalty Properties in 2001. The average price received for natural gas from all of the Working Interest Owner's purchasers on West Cameron 643 during 2001 was $5.56 per Mcf and the price received for January 2002 was $2.55 per Mcf. During 2001 and through February 28, 2002, the gas from West Cameron 643 was sold to Texaco Natural Gas Inc. ("TNGI"), a wholly owned affiliate of TEPI. During this period TNGI purchased natural gas from TEPI and resold such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI paid TEPI for the gas production were based on the actual sale prices TNGI received from its third-party customers less actual transportation cost, if any, that TNGI paid to a transporting pipeline. TEPI's proceeds were based on 100% of the actual resale price of the gas, less actual transportation.

    EAST CAMERON 371/381. East Cameron 371/381 contributed approximately 9% of the revenues from gas sales from the Royalty Properties in 2001. The average price received for natural gas from all of the Working Interest Owner's purchasers on East Cameron 371/381 during 2001 was $5.87 per Mcf and the price received for January 2002 was $2.98 per Mcf. The natural gas from East Cameron 371/381 was sold in February 2002 to TNGI on terms similar to gas committed to West Cameron 643.

    SHIP SHOAL 182/183. Ship Shoal 182/183 contributed approximately 22% of the revenues from gas sales from the Royalty Properties in 2001. The average price received for natural gas from all of the Working Interest Owner's purchasers on Ship Shoal 182/183 during 2001 was $5.23 per Mcf and the estimated price received for January 2002 was $2.44 per Mcf. The gas from Ship Shoal 182/183 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

    EUGENE ISLAND 339. Eugene Island 339 contributed approximately 8% of the revenues from gas sales from the Royalty Properties in 2001. The average price received for natural gas from all of the Working Interest Owner's purchasers on Eugene Island 339 during 2001 was $5.61 per Mcf and the estimated price received for January 2002 was $2.44 per Mcf. The gas from Eugene Island 339 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

OIL MARKETING

    Crude oil purchases by ChevronTexaco, including Texaco prior to the merger of Texaco and a subsidiary of Chevron Corporation on October 9, 2001, accounted for approximately 78% of total crude oil revenues from the Royalty Properties during 2001.

    During 2001 and through February 2002, Equiva Trading Company (Texaco's crude marketing joint venture) purchased crude oil pursuant to TEPI's tendering program based on the prices TEPI received from third parties under a competitive bidding procedure. Average monthly prices for fiscal 2001 ranged from $22.16 per barrel to $34.83 per barrel. The average crude oil price under this arrangement for January 2002 production was approximately $19.33 per barrel.

    The Supply and Distribution Department of Chevron purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 2001 ranged from $22.16 per barrel to $31.57 per barrel. The average price of crude oil sold under this arrangement for January 2002 was approximately $18.45 per barrel.

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

FERC REGULATION

    In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant, it does so pursuant to private contracts in direct competition with all other sellers, such as the Working Interest Owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs of gathering assets," may have the adverse effect of increasing the cost of doing business on some in the industry. In 1996, the FERC issued a Statement of Policy regarding its jurisdiction under the NGA and the Outer Continental Shelf Lands Act ("OCSLA") over new natural gas facilities and services on the Outer Continental Shelf ("OCS"). Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. Recently, in addition to the traditional factors, the FERC has added another factor to be considered for purposes of identifying the demarcation point between gathering and transportation on OCS pipeline systems, i.e., whether the system contains a centralized aggregation point where gas supplies are delivered by multiple small diameter lines for aggregation and subsequent delivery onshore through a larger diameter pipeline. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In Order No. 637-A, the FERC made certain clarifying adjustments to the regulations promulgated in Order No. 637. In Order No. 637-B, the FERC denied all further requests for rehearing. Order Nos. 637, ET SEQ. currently are pending judicial review. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. On April 10, 2000, the FERC issued Order No. 639 which established new regulations under the OCSLA applicable to natural gas pipelines operating on the OCS. The new regulations require non-exempt OCS gas service providers to file with the FERC information regarding their affiliations and the rates and terms pursuant to which they provide service to each and every shipper. The stated purpose of the reporting requirements is to assist FERC and interested persons in determining whether OCS gas service providers are complying with the open access and nondiscrimination requirements of the OCSLA and enable shippers that are subject to discrimination and anti-competitive practices to bring such practices to the FERC's attention and seek remedial action. In Order No. 639-A, the FERC clarified and modified certain of the regulations. On January 11, 2002, the United States District Court for the District of Columbia ruled that the reporting requirements adopted in Order No. 639, ET. SEQ., were in excess of the FERC's statutory authority and on this basis enjoined enforcement of the regulations. WILLIAMS COMPANIES, INC. V FERC, C.A. No. 01-1976 (RCL) (Order and Memorandum Opinion issued January 11, 2002). The decision has been appealed by the FERC and certain other parties to the United States Court of Appeals for the District of Columbia Circuit. WILLIAMS COMPANIES, ET. AL. V. FERC (Case No. 02-5056). As to all of these recent FERC initiatives, the Working Interest Owners have advised the Trust that the ongoing or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

                          PRINCIPAL TRUST RISK FACTORS

    Although risk factors are described elsewhere in this Form 10-K together with specific forward-looking statements, the following is a summary of the principal risks associated with an investment in Units in the Trust.

    NATURAL GAS AND OIL PRICES FLUCTUATE DUE TO A NUMBER OF FACTORS, AND LOWER PRICES WILL REDUCE NET PROCEEDS AVAILABLE TO THE TRUST AND DISTRIBUTIONS TO TRUST UNIT HOLDERS.

    The Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. Factors that contribute to price fluctuation include, among others:

    - political conditions in the Middle East;

    - worldwide economic conditions;

    - weather conditions;

    - the supply and price of foreign natural gas;

    - the level of consumer demand;

    - the price and availability of alternative fuels;

    - the proximity to, and capacity of, transportation facilities; and

    - the effect of worldwide energy conservation measures.

    Moreover, government regulations, such as regulation of natural gas and oil transportation and price controls, can affect product prices in the long term.

    Lower natural gas and oil prices may reduce the amount of natural gas and oil that is economic to produce and reduce net profits available to the Trust. The volatility of energy prices reduces the predictability of future cash distributions to Unit holders. A significant percentage of the natural gas and natural gas liquids produced from the Royalty Properties is currently committed and being sold pursuant to a gas purchase contract with Dynegy at spot market index prices, and a majority of crude oil produced by the Royalty Properties is being sold to subsidiaries of ChevronTexaco in competitive bidding or based on pricing bulletins.

    WE ARE PARTY TO LITIGATION THAT COULD RESULT IN A BENEFIT TO UNIT HOLDERS, BUT ONLY HOLDERS OF UNITS AT THE TIME OF DISTRIBUTION WOULD RECEIVE ANY RECOVERED BENEFITS.

    As discussed more completely under Item 3 of this Form 10-K, the Trust has filed suit against the Working Interest Owner of East Cameron 371. The Trust cannot predict the amount, if any, or the timing, if ever, for any recovery relating to these claims. Although these claims could be significant if recovered, they would be payable only to holders of the Trust's Units at the time of distribution.

    INCREASED PRODUCTION AND DEVELOPMENT COSTS FOR THE ROYALTY WILL RESULT IN DECREASED TRUST DISTRIBUTIONS.

    Production and development costs attributable to the Royalty are deducted in the calculation of the Trust's share of net proceeds. Accordingly, higher or lower production and development costs, without concurrent increases in revenues, directly decrease or increase the amount received by the Trust for the Royalty.

    If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive net proceeds for those properties until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

    TRUST RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY PROVE TO BE INACCURATE, WHICH COULD CAUSE BOTH ESTIMATES RESERVES AND ESTIMATED FUTURE REVENUES TO BE TOO HIGH.

    The value of the Units depends upon, among other things, the amount of reserves attributable to the Royalty and the estimated future value of the reserves. Estimating reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating reserves. Those factors and assumptions include:

    - historical production from the area compared with production rates from similar producing areas;

    - the assumed effect of governmental regulation; and

    - assumptions about future commodity prices, production and development costs, severance and excise taxes, and capital expenditures.

Changes in these assumptions can materially change reserve estimates.

    The reserve quantities attributable to the Royalty and revenues are based on estimates of reserves and revenues for the underlying properties. The method of allocating a portion of those reserves to the Trust is complicated because the Trust, indirectly through the Partnership, holds an interest in the Royalty and does not own a specific percentage of the natural gas reserves.

    OPERATING RISKS FOR THE WORKING INTEREST OWNERS' INTERESTS IN THE ROYALTY PROPERTIES CAN ADVERSELY AFFECT TRUST DISTRIBUTIONS.

    The occurrence of drilling, production or transportation accidents at any of the Royalty Properties will reduce Trust distributions by the amount of uninsured costs. These accidents may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable to the Trust.

    NONE OF THE TRUSTEES, THE TRUST NOR ITS UNIT HOLDERS CONTROL THE OPERATION OR DEVELOPMENT OF THE ROYALTY PROPERTIES AND HAVE LITTLE INFLUENCE OVER OPERATION OR DEVELOPMENT.

    Neither the Trustees nor the Unit holders can influence or control the operation or future development of the underlying properties. The Royalty Properties are owned by independent Working Interest Owners. The Working Interest Owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Properties and payments to the Trust for the Royalty.

    The current Working Interest Owners are under no obligation to continue operating the properties. Neither the Trustees nor the Unit holders have the right to replace an operator.

    THE OWNER OF ANY ROYALTY PROPERTY MAY ABANDON ANY PROPERTY, TERMINATING THE RELATED ROYALTY.

    The Working Interest Owners may at any time transfer all or part of the Royalty Property to another unrelated third party. Unit holders are not entitled to vote on any transfer, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the Royalty Properties will continue to be subject to the Royalty, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to the Trust the Royalty on the transferred portion of the Royalty Properties, and the current owner of the Royalty Properties would have no continuing obligation to the Trust for those properties.

    The current Working Interest Owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Royalty relating to the abandoned well.

    THE ROYALTY CAN BE SOLD AND THE TRUST CAN BE TERMINATED.

    The Trust will be terminated and the Trustees must sell the Royalty if holders of a majority of the Units approve the sale or vote to terminate the Trust, or if the total future net revenues attributable to the Royalty, determined by the independent reserve engineer as of December 31 of the prior year, are less than $2 million. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit holders and Unit holders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all Unit holders. For a more complete description of these matters, see "--Termination of the Trust" under Item 1 of this Form 10-K.

    TRUST ASSETS ARE DEPLETING ASSETS AND, IF THE WORKING INTEREST OWNERS OR OTHER OPERATORS OF THE ROYALTY PROPERTIES DO NOT PERFORM ADDITIONAL DEVELOPMENT PROJECTS, THE ASSETS MAY DEPLETE FASTER THAN EXPECTED.

    The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to Unit holders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a Units. Please see the section entitled "--Description of the Units--Federal Income Tax Matters" under Item 1 of this Form 10-K.

    UNIT HOLDERS HAVE LIMITED VOTING RIGHTS.

    Voting rights as a Unit holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit holders or for an annual or other periodic re-election of the Trustees. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a Corporate Trustee and three Individual Trustees in accordance with the Trust Agreement and other organizational documents. The Trustees have extremely limited discretion in their administration of the Trust.

    UNIT HOLDERS HAVE LIMITED ABILITY TO ENFORCE THE TRUST'S RIGHTS AGAINST THE CURRENT OR FUTURE OWNERS OF THE ROYALTY PROPERTIES.

    The Trust Agreement and related trust law permit the Trustees and the Trust to sue the Working Interest Owners to compel them to fulfill the terms of the Conveyance of the Royalty. If the Trustees do not take appropriate action to enforce provisions of the Conveyance, the recourse of a Unit holder would likely be limited to bringing a lawsuit against the Trustees to compel the Trustees to take specified actions. Unit holders probably would not be able to sue the Working Interest Owners directly.

ITEM 2. PROPERTIES.

    Reference is made to Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

    On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against, the Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust's overriding royalty interest in this lease. The case is currently pending in the United States District Court for the Southern District of Texas, Houston Division, and discovery is ongoing. The Trust believes that the Working Interest Owner improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believes are attributable to the Working Interest Owner's separate operations on an offsetting lease. The Trust cannot predict the amount, if any, or the timing, if ever, for any recovery relating to these claims. However, production allocated by the East Cameron 371 Working Interest Owner to the Trust thus far has represented in excess of 60% of total oil production and in excess of 20% of total natural gas production for the Trust in each of the past three years. Accordingly, such claims may be significant if recovered and would be payable only to holders of the Trust's units at the time of distribution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Trust Units are traded on the Nasdaq SmallCap Market effective
August 31, 2001. Previously in 2000 and 2001 the Trust Units were traded on the OTC Bulletin Board. The Trust Units were also be traded on pink sheets. At March 11, 2002, the 4,751,510 Units outstanding were held by 1,848 Unit holders of record. The high and low sales price as reported by the OTC Bulletin Board, and distributions for each quarter for the years ended December 31, 2001 and 2000, were as follows:

QUARTER                                                HIGH       LOW      DISTRIBUTION
-------                                              --------   --------   ------------
2001:
  Fourth...........................................   $7 2/5     $   4       $.043064
  Third............................................  7 1/10     5 1/20        .238573
  Second...........................................   8 3/8      6 1/2        .277451
  First............................................   8 1/8      5 1/4        .336105
2000:
  Fourth...........................................   $   6      $4 6/8      $.590256
  Third............................................  5 13/16     4 3/8        .409462
  Second...........................................   5 1/8      4 1/4        .264331
  First............................................   5 3/8      3 6/8        .306923

    Sales prices on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        2001         2000         1999         1998         1997
                                     ----------   ----------   ----------   ----------   ----------
Royalty income.....................  $4,493,163   $7,400,311   $2,953,377   $5,773,114   $7,003,259
Distributable income...............  $4,253,517   $7,464,492   $2,735,446   $5,501,938   $6,058,057
Distributions per Unit.............  $ 0.895193   $ 1.570973   $  .575699   $ 1.157932   $ 1.274973
Total assets.......................  $1,404,167   $4,191,170   $3,823,891   $3,520,190   $4,128,590

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

    The financial statements of the Trust are prepared on the following basis:

        (a) Royalty income is recorded when received, including the effect of overtaken or undertaken positions, by the Corporate Trustee on the last business day of each calendar quarter; and

        (b) Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses.

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

    In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust.

    The reserve amount at December 31, 2000 and 2001 was $1,117,484 and $978,971 respectively. During the second quarter of 2000 and the first quarter of 2001, the Trust used $266,759 and $138,513, respectively, from the Trust's cash reserve account to pay the Trust's general and administrative expenses when insufficient Royalty income was received by the Trust.

OPERATIONS

    YEARS 2001 AND 2000

    Royalty income decreased approximately 39% from $7,400,311 in 2000 to $4,493,163 in 2001 primarily due to a decrease in gas revenues and crude oil and condensate revenues as discussed below, as well as the significant increase in capital expenditures in 2001 as discussed below.

    For 2001, the Trust had an undistributed net income of approximately $126,038 compared to undistributed net income of approximately $95,161 in 2000. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward.

    Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

    NATURAL GAS AND GAS PRODUCTS

    Gas revenues decreased approximately 31% from $13,546,159 in 2000 to $9,387,502 in 2001, due primarily to a 56% decrease in gas volumes from 4,126,774 Mcf in 2000 to 1,797,704 Mcf in 2001. The decrease in gas volumes was partially offset by a 59% increase in the average price received for natural gas from $3.28 per Mcf in 2000 to $5.22 Mcf in 2001. The decrease in gas volumes was primarily attributable to no production on the "B" platform during the fourth quarter of 2001 due to a drilling problem that ended in October and the shutting of the "A" well since September due to a Columbia Gulf Gas pipeline leak.

    Chevron has advised the Trust that as of October 31, 2001 approximately 5,281 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $2,300 in 2001 related to this imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

    During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $667,800 had been recovered from the Trust as of October 31, 2001, including $126,000 and $95,200 during 2001 and 2000, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. Devon, the current Working Interest Owner, has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Devon will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Devon, it is estimated that Royalty income attributable to such properties will be recovered by Devon during the first quarter of 2002.

    CRUDE OIL AND CONDENSATE

    Crude oil and condensate revenues decreased approximately 19% from $22,040,283 in 2000 to $17,862,093 in 2001, due primarily to a 20% decrease in crude oil and condensate volumes from 794,154 barrels in 2000 to 639,219 in 2001. The average price received increased slightly from $27.75 per barrel in 2000 to $27.94 per barrel in 2001.

    OPERATING AND CAPITAL EXPENDITURES

    Operating expenses paid by the Working Interest Owners decreased approximately 8% from $4,700,444 in 2000 to $4,313,886 in 2001.

    Capital expenditures paid by the Working Interest Owners increased approximately 172% from $1,600,483 in 2000 to $4,354,992 in 2001, due primarily to the costs associated with major rig workovers on the Ship Shoal 182/183 C-4 and C-12 wells in the second quarter of 2001, and costs associated with Platform B drilling program and A10 sidetrack in the fourth quarter 2001.

    SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account, approximately $250,000 in 2001, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

    In the first quarter of 2002, there was a net deposit of funds into the Special Cost Escrow Account of approximately $9,033. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties.

    In 2001, the Working Interest Owners released a net amount of approximately $2,233 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2001, approximately $5,413,000 remained in the Special Cost Escrow Account.

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

    SUMMARY BY PROPERTY

    Listed below is a summary of 2001 operations as compared to 2000 of the four principal Royalty Properties based on gross revenues generated.

    EUGENE ISLAND 339

    Eugene Island 339 crude oil revenues decreased from $6,191,903 in 2000 to $5,309,586 in 2001 primarily due to an increase in the average crude oil price from $26.55 per barrel in 2000 to $27.91 in 2001. This increase in the average crude oil price was partially offset by a decrease in volumes from 233,238 in 2000 to 190,237 in 2001. Gas revenues decreased from $955,685 in 2000 to $787,465 in 2001 primarily due to a decrease in gas volumes from 302,198 Mcf in 2000 to 154,083 Mcf for the same period in 2001. The decrease in gas volumes was due primarily to natural production decline on this property including wells watering out. In addition, there was an increase in the average price received for natural gas from $3.34 per Mcf in 2000 to $5.61 in 2001. Capital expenditures decreased from $1,051,436 in 2000 to $672,917 in 2001 and operating expenses slightly increased from $1,352,647 in 2000 to $1,363,393 in 2001.

    As discussed under Item 1 in "--Description of the Royalty Properties--Reserves," the Working Interest Owner has advised the Trust that as of October 31, 2001 there was an overtake imbalance position of approximately 5,281 Mcf (1,320 Mcf net to the Trust) on this property. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. (See Note 3 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding the Trust's revenue recognition policy.)

    SHIP SHOAL 182/183

    Ship Shoal 182/183 crude oil revenues decreased from $14,353,159 in 2000 to $11,574,344 in 2001, primarily due to a decrease in crude oil production from 509,841 barrels in 2000 to 415,393 barrels in 2001. Additionally, the average crude oil price decreased from $28.15 per barrel in 2000 to $27.86 per barrel in 2001. Gas revenues decreased from $4,113,227 in 2000 to $2,121,423 in 2001 due to a decrease in gas volumes from 1,178,788 Mcf in 2000 to 422,322 Mcf in 2001. The decrease in gas volumes was partially offset by the increase in the average natural gas sales price from $3.59 per Mcf in 2000 to $5.23 in 2001. The decrease in gas volumes was in part the result of the C-10 well logging up and going off production. Capital expenditures increased from $172,451 in 2000 to $2,262,402 in 2001 due primarily to the costs associated with the I-1 development well. Operating expenses decreased from $1,628,281 in 2000 to $1,490,429 in 2001 due normalization after the second quarter projects.

    The Working Interest Owner has advised the Trust that approximately 68,778 Mcf remained overtaken by the Working Interest Owner from this property as of October 31, 2001. The Trust's share of this overtake position is approximately 17,195 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance.

    WEST CAMERON 643

    West Cameron 643 gas revenues decreased from $5,211,934 in 2000 to $3,611,559 in 2001 due primarily to a decrease in gas volumes from 1,584,951 Mcf in 2000 to 649,815 Mcf in 2001. The decrease in gas volumes was due primarily to the A-10 well logged up and went off production, and the B-8 well was shut and temporarily abandoned. This decrease in volumes was slightly offset by an increase in the average price received for natural gas from $3.29 per Mcf in 2000 to $5.56 per Mcf in 2001. Operating expenses decreased from $1,393,144 in 2000 to $1,090,855 in 2001, capital expenditures increased from $154,456 in 2000 to $1,314,444 in 2001.

    EAST CAMERON 371/381

    East Cameron 371/381 gas revenues decreased from $1,843,190 in 2000 due to $880,906 in 2001 due primarily to a decrease in gas volumes from 638,015 Mcf in 2000 to 160,249 Mcf in 2001. Crude oil revenues decreased from $812,557 in 2000 to $191,256 in 2001 due primarily to a decrease in crude oil and condensate volumes. Capital expenditures decreased from $159,871 in 2000 to ($1,259) in 2001 and operating expenses increased slightly from $85,980 in 2000 to $88,276 in 2001.

    YEARS 2000 AND 1999

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

    For 2000, the Trust had an undistributed net income of approximately $95,161 compared to undistributed net loss of approximately $783,489 in 1999.

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

    Chevron advised the Trust that as of October 31, 2000 approximately 13,673 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in
Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of this imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $15,700 in 2000 related to such imbalance.

    During 1994, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $541,700 had been recovered from the Trust as of October 31, 2000, including $95,200 and $42,300 during 2000 and 1999, respectively.

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

    The Working Interest Owner advised the Trust that as of October 31, 2000 there was an overtake imbalance position of approximately 13,673 Mcf (3,418 Mcf net to the Trust) on this property.

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

    The Working Interest Owner advised the Trust that approximately 71,761 Mcf remained overtaken by the Working Interest Owner from this property as of October 31, 2000. The Trust's share of this overtake position was approximately 17,940 Mcf.

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

    The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners' calculations of the net proceeds and royalties paid to the Trust for the periods indicated. Net proceeds due to the Trust are calculated for each three-month period commencing on the first day of February, May, August and November.

                                                                  ROYALTY PROPERTIES
                                                              YEAR ENDED DECEMBER 31,(1)
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Crude oil and condensate (bbls).......................      639,219       794,154       969,984
Natural gas and gas products (Mcf)....................    1,797,704     4,126,774     4,696,022
Crude oil and condensate average price, per bbl.......  $     27.94   $     27.75   $     15.89
Natural gas average price, per Mcf (excluding gas
  products)...........................................  $      5.37   $      3.28   $      2.32
Crude oil and condensate revenues.....................  $17,862,093   $22,040,283   $15,413,693
Natural gas and gas products revenues.................    9,387,502    13,546,159    10,952,595
Production expenses...................................   (4,441,728)   (4,666,695)   (4,702,240)
  Capital expenditures................................   (4,354,992)   (1,600,483)   (6,633,800)
Undistributed net loss (income)(2)....................     (504,150)     (380,643)    3,133,956
  (Provision for) Refund of escrowed special costs....       25,724       665,583    (6,349,516)
                                                        -----------   -----------   -----------
NET PROCEEDS..........................................  $17,974,449   $29,604,204   $11,814,688
Royalty interest......................................         x25%          x25%          x25%
                                                        -----------   -----------   -----------
Partnership share.....................................  $ 4,493,612   $ 7,401,051     2,953,672
Trust interest........................................      x99.99%       x99.99%       x99.99%
                                                        -----------   -----------   -----------
Trust share...........................................  $ 4,493,163   $ 7,400,311   $ 2,953,377
                                                        ===========   ===========   ===========

------------------------

(1) Amounts represent actual production for the twelve-month period ending on October 31 of each year, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of December 31, 2001, the loss carryforward was $315,390 ($78,847 net to the Trust).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Reference is made to Item 1 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Trustees and Unit Holders of TEL Offshore Trust:

    We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2001 and 2000, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2001 and 2000, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001, on the comprehensive basis of accounting described in Note 3.

[LOGO]

DELOITTE & TOUCHE LLP
Houston, Texas
March 20, 2002

                               TEL OFFSHORE TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
ASSETS
Cash and cash equivalents...................................  $1,183,592   $3,922,089
Net overriding royalty interest in oil and gas properties,
  net of accumulated amortization of $28,047,080 and
  $27,998,574 at December 31, 2001 and 2000, respectively...     220,575      269,081
                                                              ----------   ----------
Total assets................................................  $1,404,167   $4,191,170
                                                              ==========   ==========
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders........................  $  204,621   $2,804,605
Reserve for future Trust expenses...........................     978,971    1,117,484
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest
  authorized and outstanding at December 31, 2001 and
  2000).....................................................     220,575      269,081
                                                              ----------   ----------
Total liabilities and trust corpus..........................  $1,404,167   $4,191,170
                                                              ==========   ==========

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Royalty income...........................................  $4,493,163   $7,400,311   $2,953,377
Interest income..........................................      87,812       65,844       62,876
                                                           ----------   ----------   ----------
                                                            4,580,975    7,466,155    3,016,253
General and administrative expenses......................    (465,971)    (268,422)    (262,599)
(Increase) Decrease in reserve for future Trust
  expenses...............................................     138,513      266,759      (18,208)
                                                           ----------   ----------   ----------
Distributable income.....................................  $4,253,517   $7,464,492   $2,735,446
                                                           ==========   ==========   ==========
Distributions per Unit (4,751,510 Units).................  $ 0.895193   $ 1.570973   $  .575699
                                                           ==========   ==========   ==========

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2001          2000          1999
                                                         -----------   -----------   -----------
Trust corpus, beginning of year........................  $   269,081   $   367,768   $   442,621
Distributable income...................................    4,253,517     7,464,492     2,735,446
Distributions to Unit holders..........................   (4,253,517)   (7,464,492)   (2,735,446)
Amortization of overriding royalty interest............      (48,506)      (98,687)      (74,853)
                                                         -----------   -----------   -----------
Trust corpus, end of year..............................  $   220,575   $   269,081   $   367,768
                                                         ===========   ===========   ===========

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

    On October 30, 1992, PennzEnergy Company ("PennzEnergy") (which merged with and into Devon Energy Production Company L.P. effective January 1, 2000) acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island
208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties on October 30, 1992. PennzEnergy also assumed Chevron's obligations under the Conveyance with respect to such properties.

    On December 1, 1994, Texaco Exploration and Production Inc. ("TEPI") acquired two of the Royalty Properties from Chevron. The Royalty Properties acquired by Texaco were West Cameron 643 and East Cameron 371/381. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such properties on December 1, 1994. TEPI also assumed Chevron's obligations under the Conveyance with respect to these properties.

    On October 1, 1995, SONAT Exploration Company ("SONAT") acquired the East Cameron 354 property from PennzEnergy. In addition, on October 1, 1995, Amoco Production Company ("Amoco") acquired the Eugene Island 367 property from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owner of the East Cameron 354 and Eugene Island 367 properties, respectively, on October 1, 1995, and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties.

    Effective January 1, 1998 Energy Resource Technology, Inc. ("ERT") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of such acquisition, Amerada replaced ERT as the Working Interest Owner of the East

                               TEL OFFSHORE TRUST

(1) TRUST ORGANIZATION AND PROVISIONS --(CONTINUED)
Cameron 354 property effective January 1, 1998, and also assumed Energy's obligations under the Conveyance with respect to this property.

    Effective January 1, 2000, PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon Energy Production Company L.P. ("Devon"). As a result of this merger, Devon replaced PennzEnergy as the Working Interest Owner of Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties.

    On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged (the "Merger") with and into Texaco Inc., a Delaware corporation ("Texaco"), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger (ChevronTexaco Corporation is referred to herein as "ChevronTexaco"). Accordingly, the properties referred to herein by Chevron and Texaco are each now controlled by subsidiaries of ChevronTexaco.

    All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership will continue to operate, in general, as if the above-described sales of the Royalty Properties had not occurred.

    Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998).

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

        (c) the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. The reserve amount for 1999 was $1,384,243. A deposit of $18,208 was made to the Trust's cash reserve account in

                               TEL OFFSHORE TRUST

(1) TRUST ORGANIZATION AND PROVISIONS --(CONTINUED) the first quarter of 1999. During the second quarter of 1999, the Trust used $25,258 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient royalty income was received by the Trust. This $25,258 was redeposited to the Trust's cash reserve account during the third quarter of 1999. The reserve amount at December 31, 2001 was $1,117,484. During the second quarter of 2000, the Trust used $266,759 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust. At December 31, 2001 the reserve amount was $978,971. During the first quarter of 2001, the Trust used $138,513 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust.

        (d) the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

        (e) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at $15.2 million as of October 31, 2001. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

    The Trust is administered by JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) ("Corporate Trustee") and George Allman, Jr., Gary C. Evans and Jeffrey S. Swanson ("Individual Trustees"), as trustees ("Trustees").

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

    Crude oil sales to Chevron accounted for approximately 77%, 96% and 91% of crude oil revenues from the Royalty Properties during 2001, 2000 and 1999, respectively. Chevron purchased crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 2001 ranged from $22.16 per bbl to $31.57 per bbl. The average price of crude oil sold under this arrangement for January 2002 was approximately $19.33 per bbl. Sales to Texaco Inc. accounted for approximately 1%, 4% and 9% of crude oil revenues from the Royalty

                               TEL OFFSHORE TRUST

(2) NET OVERRIDING ROYALTY INTEREST --(CONTINUED)
Properties during 2001, 2000, and 1999, respectively. Sales to Equiva Trading Company, Texaco Natural Gas Inc. and Dynegy Inc. ("Dynegy") accounted for approximately 49% and 41%, respectively, of total gas revenues from the Royalty Properties during 2001.

    The Trust's share of Royalty income was reduced by approximately $277,000, $325,000 and $286,000 in 2001, 2000 and 1999, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

(3) BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on the following basis:

        (a) Royalty income is recorded when received, including the effect of overtaken or undertaken positions, by the Corporate Trustee on the last business day of each calendar quarter; and

        (b) Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses as discussed in Note 1.

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

    The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables. The Trust does not enter into any hedging

                               TEL OFFSHORE TRUST

(3) BASIS OF ACCOUNTING --(CONTINUED)
transactions on future production. Accordingly, the adoption of Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 did not have an impact on the financial statements.

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

(5) SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account, approximately $250,000, $333,000 and $202,900 for 2001, 2000 and 1999,
respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2001, 2000 and 1999, approximately $5,413,000, $5,375,000 and
$5,493,000 respectively, remained in the Special Cost Escrow Account. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs.

    The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

    In the first quarter of 2002, there was a net deposit of funds into the Special Cost Escrow Account of approximately $9,033. The deposit was primarily a result of an increase in the current estimate of projected capital expenditures of the Royalty Properties. Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

                               TEL OFFSHORE TRUST

(5) SPECIAL COST ESCROW ACCOUNT --(CONTINUED)
    In 2001, the Working Interest Owners released a net amount of approximately $2,233 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

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

(7) COMMITMENTS AND CONTINGENCIES

    During 1994, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $126,000, $95,100 and $78,000 was recovered from the Trust by the Working Interest Owner during 2001, 2000 and 1999, respectively, and the remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by the Working Interest Owner will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by the Working Interest Owner, it is estimated that Royalty income attributable to such properties will be retained by the Working Interest Owner for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

    On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against, the Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust's overriding royalty interest in this lease. The case is currently pending in the United States District Court for the Southern District of Texas, Houston Division, and discovery is ongoing. The Trust believes that the Working Interest Owner improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believes are attributable to the Working Interest Owner's separate operations on an offsetting lease. The Trust cannot predict the amount, if any, or the timing, if ever, for any recovery relating to these claims. However, production allocated by the East Cameron 371 Working Interest Owner to the Trust thus far has represented in excess of 60% of total oil production and in excess of 20% of total natural gas production for the Trust in each of the past three years. Accordingly, such claims may be significant if recovered and would be payable only to holders of the Trust's units at the time of distribution.

                               TEL OFFSHORE TRUST

(7) COMMITMENTS AND CONTINGENCIES --(CONTINUED)
    The Working Interest Owners have advised the Trust that, although they believe that they are in general compliance with applicable health, safety and environmental laws and regulations that have taken effect at the federal, state and local levels, costs may be incurred to comply with current and proposed environmental legislation which could result in increased operating expenses on the Royalty Properties.

(8) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

    Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2001, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

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

    The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. Chevron has advised the Trust that, as of October 31, 2001, approximately 5,281 Mcf had been overtaken by Chevron from the Eugene Island 339 property. In addition, the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that, as of October 31, 2001, approximately 68,778 Mcf and 22,853 Mcf, respectively, have been overtaken by the Working Interest Owner from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in
Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalances. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $38,300 in 2001 related to such imbalances. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property and the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that sufficient gas reserves existed on the properties for under produced parties to recoup their share of the gas imbalance on the properties.

                               TEL OFFSHORE TRUST

(8) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) --(CONTINUED)
    Distributable income for the Partnership for the periods ended December 31, 2001, 2000 and 1999 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2001, 2000 and 1990, respectively.

(9) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data is as follows:

                                  FIRST        SECOND       THIRD        FOURTH
                                ----------   ----------   ----------   ----------
2001*:
    Royalty income............  $1,518,643   $1,441,300   $1,031,826   $  501,394
    Distributable income......  $1,597,004   $1,318,313   $1,133,580   $  204,621
    Distributions per Unit....  $ 0.336105   $ 0.277451   $ 0.238573   $ 0.043064
2000*:
    Royalty income............  $1,251,181   $1,323,086   $1,987,518   $2,838,526
    Distributable income......  $1,458,349   $1,255,975   $1,945,564   $2,804,605
    Distributions per Unit....  $  .306923   $  .264331   $  .409462   $  .590256

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    There are no directors or executive officers of the Registrant. The Trustees consist of a Corporate Trustee and three Individual Trustees. JPMorgan Chase Bank serves as the Corporate Trustee, and George Allman, Jr., Gary C. Evans and Jeffrey S. Swanson serve as the three Individual Trustees. Any Trustee may be removed by the affirmative vote of two Individual Trustees or by the affirmative vote of a majority of the Units at a meeting of Unit holders of beneficial interest in the Trust at which a quorum is present.

ITEM 11.  EXECUTIVE COMPENSATION.

    Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

    The following information has been provided directly to the Corporate Trustee by Magnum Hunter.

                                                                  AMOUNT AND
                                                                  NATURE OF
TITLE OF CLASS OF VOTING                                          BENEFICIAL    PERCENT OF
       SECURITIES         NAME AND ADDRESS OF BENEFICIAL OWNER   OWNERSHIP(1)     CLASS
------------------------  ------------------------------------   ------------   ----------
Units of Beneficial                                                          )         %
  Interest.............   Magnum Hunter Resources, Inc.           1,725,471(2        36
                          600 East Las Colinas Blvd.,
                          Suite 1100
                          Irving, TX 75039

------------------------

(1) Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2) Bluebird Energy, Inc. ("Bluebird"), a wholly owned subsidiary of Magnum Hunter, directly owns 1,657,289 Units. Voting and dispositive power for these Units is shared between Magnum Hunter and Bluebird. Magnum Hunter directly owns an additional 68,182 Units and has sole voting and dispositive power with respect to such Units.

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

    Crude oil sales to ChevronTexaco accounted for approximately 78% of total crude oil revenues from the Royalty Properties during 2001.

    The Trust's share of Royalty income was reduced by approximately $277,000 in 2001 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2000.

    Effective August 31, 1996, Chevron U.S.A. Inc.'s ("Chevron") Natural Gas Business Unit and Warren Petroleum Company merged with Dynegy (formerly named NGC Corporation). As a result of the merger, Chevron owns approximately 26% of the voting stock of Dynegy and Chevron is obligated to sell substantially all of it the natural gas produced and owned or controlled by it in the lower 48 states to Dynegy.

    On October 9, 2001, the stockholders of Chevron Corporation and Texaco Inc. approved the merger of the two companies to form ChevronTexaco Corporation ("ChevronTexaco"). ChevronTexaco has advised that as of February 28, 2002, the oil and gas leases of Chevron U.S.A. Inc. and Texaco Exploration and Production Inc. remain owned by these companies, respectively.

    During 2001, in connection with the litigation against TEPI described in
Item 3 of this Form 10-K, the Trust reimbursed Magnum Hunter Resources, Inc. approximately $60,000 for costs and expenses related to the acquisition of seismic data supporting such proceedings.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) (1) FINANCIAL STATEMENTS

    The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages as indicated:

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
Independent Auditors' Report................................       41
Statements of Assets, Liabilities and Trust Corpus..........       42
Statements of Distributable Income..........................       42
Statements of Changes in Trust Corpus.......................       42
Notes to Financial Statements...............................       43

    (A) (2) SCHEDULES

    Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

    (A) (3) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference).

                                                                                      SEC FILE OR
                                                                                      REGISTRATION  EXHIBIT
                                                                                         NUMBER      NUMBER
                                                                                      ------------  --------
                4(a)*   Trust Agreement dated as of January 1, 1983, among Tenneco
                          Offshore Company, Inc., Texas Commerce Bank National
                          Association, as corporate trustee, and Horace C. Bailey,
                          Joseph C. Broadus and F. Arnold Daum, as individual
                          trustees (Exhibit 4(a) to Form 10-K for year ended
                          December 31, 1992 of TEL Offshore Trust)..................     0-6910         4(a)

                4(b)*   Agreement of General Partnership of TEL Offshore Trust
                          Partnership between Tenneco Oil Company and the TEL
                          Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to
                          Form 10-K for year ended December 31, 1992 of TEL Offshore
                          Trust)....................................................     0-6910         4(b)

                4(c)*   Conveyance of Overriding Royalty Interests from Exploration
                          I to the Partnership (Exhibit 4(c) to Form 10-K for year
                          ended December 31, 1992 of TEL Offshore Trust)............     0-6910         4(c)

                4(d)*   Amendments to TEL Offshore Trust Trust Agreement, dated
                          December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
                          December 31, 1992 of TEL Offshore Trust)..................     0-6910         4(d)

                4(e)*   Amendment to the Agreement of General Partnership of TEL
                          Offshore Trust Partnership, effective as of January 1,
                          1983 (Exhibit 4(e) to Form 10-K for year ended December
                          31, 1992 of TEL Offshore Trust)...........................     0-6910         4(e)

               10(a)*   Purchase Agreement, dated as of December 7, 1984 by and
                          between Tenneco Oil Company and Tenneco Offshore II
                          Company (Exhibit 10(a) to Form 10-K for year ended
                          December 31, 1992 of TEL Offshore Trust)..................     0-6910        10(a)

               10(b)*   Consent Agreement, dated November 16, 1988, between TEL
                          Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to
                          Form 10-K for year ended December 31, 1988 of TEL Offshore
                          Trust)....................................................     0-6910        10(b)

               10(c)*   Assignment and Assumption Agreement, dated November 17,
                          1988, between Tenneco Oil Company and TOC-Gulf of Mexico
                          Inc. (Exhibit 10(c) to Form 10-K for year ended December
                          31, 1988 of TEL Offshore Trust)...........................     0-6910        10(c)

               10(d)*   Gas Purchase and Sales Agreement Effective September 1, 1993
                          between Tennessee Gas Pipeline Company and Chevron U.S.A.
                          Production Company (Exhibit 10(d) to Form 10-K for year
                          ended December 31, 1993 of TEL Offshore Trust)............     0-6910        10(d)

    (B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this annual report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2002.

                                            TEL OFFSHORE TRUST

                                            By:  JPMORGAN CHASE BANK, Corporate Trustee

                                            By:                    /s/ MIKE ULRICH
                                                 ---------------------------------------------------
                                                                     Mike Ulrich
                                                            VICE PRESIDENT & TRUST OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                        DATE
                  ---------                                        ----
JPMORGAN CHASE BANK, Corporate Trustee

By:              /s/ MIKE ULRICH                              March 29, 2002
    -----------------------------------------
          Mike Ulrich, Vice President &
                  Trust Officer

INDIVIDUAL TRUSTEES

              /s/ GEORGE ALLMAN, JR.                          March 29, 2002
    -----------------------------------------
      George Allman, Jr., Individual Trustee

                /s/ GARY C. EVANS                             March 29, 2002
    -----------------------------------------
        Gary C. Evans, Individual Trustee

              /s/ JEFFREY S. SWANSON                          March 29, 2002
    -----------------------------------------
      Jeffrey S. Swanson, Individual Trustee

    THIS ANNUAL REPORT ON FORM 10-K WAS DISTRIBUTED TO UNIT HOLDERS AS AN ANNUAL REPORT. ADDITIONAL COPIES OF THIS ANNUAL REPORT WILL BE PROVIDED, WITHOUT CHARGE, AND COPIES OF EXHIBITS HERETO WILL BE PROVIDED, UPON PAYMENT OF A REASONABLE FEE, UPON WRITTEN REQUEST FROM ANY HOLDER OF UNITS TO:

           TEL Offshore Trust
           JPMorgan Chase Bank, Trustee
           Attention: Mike Ulrich, Corporate Trust Department
           700 Lavaca
           Austin, Texas 78701

AUDITORS                       COUNSEL                        TRANSFER AGENT AND REGISTRAR
Deloitte & Touche LLP          Andrews & Kurth,               American Stock Transfer &
Houston, Texas                 Mayor, Day, Caldwell           Trust Co. as agent for
                               & Keeton L.L.P.                JPMorgan Chase Bank
                               Houston, Texas                 Houston, Texas

                               TEL OFFSHORE TRUST
                               700 Lavaca
                               Austin, Texas 78701