Form 10-Q
period 2002-03-31
TEL OFFSHORE TRUST
filed 2002-05-15
CIK 97148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                 ENDED MARCH 31, 2002

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

          JPMORGAN CHASE BANK
     INSTITUTIONAL TRUST SERVICES
           700 LAVACA STREET
             AUSTIN, TEXAS
         (Address of Principal
          Executive Offices)
                                                              78701
                                                            (Zip Code)

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

    As of May 10, 2002 -- 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust's Form 10-K under "Business--Principal Trust Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               TEL OFFSHORE TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $  923,918     $1,183,592
Net overriding royalty interest in oil and gas properties,
  net of accumulated amortization of $28,048,739 and
  $28,047,080, respectively.................................     218,916        220,575
                                                              ----------     ----------
Total assets................................................  $1,142,834     $1,404,167
                                                              ==========     ==========

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders........................  $        0     $  204,621
Reserve for future Trust expenses...........................     923,918        978,971
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest
  authorized and outstanding)...............................     218,916        220,575
                                                              ----------     ----------
Total liabilities and Trust corpus..........................  $1,142,834     $1,404,167
                                                              ==========     ==========

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2002         2001
                                                              ---------   -----------
Royalty income..............................................  $ 106,647   $ 1,518,643
Interest income.............................................        941        36,909
                                                              ---------   -----------
                                                                107,588     1,555,552
Decrease in reserve for future Trust expenses...............     55,053       138,513
General and administrative expenses.........................   (162,641)      (97,061)
                                                              ---------   -----------
Distributable income........................................  $       0   $ 1,597,004
Distributions per Unit (4,751,510 Units)....................  $ .000000   $   .336105

   The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002        2001
                                                              --------   -----------
Trust corpus, beginning of period...........................  $220,575   $   269,081
Distributable income........................................         0     1,597,004
Distribution payable to Unit holders........................         0    (1,597,004)
Amortization of net overriding royalty interest.............    (1,659)      (14,865)
                                                              --------   -----------
Trust corpus, end of period.................................  $218,916   $   254,216
                                                              ========   ===========

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

    On November 18, 1988, Chevron U.S.A., Inc. ("Chevron") acquired most of the Gulf of Mexico offshore oil and gas properties of Tenneco, including all the Royalty Properties. As a result of the acquisition, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership. Chevron also assumed Tenneco's obligations under the Conveyance.

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

    On December 1, 1994, Texaco Exploration and Production Inc. ("TEPI") acquired two of the Royalty Properties from Chevron. The Royalty Properties acquired by Texaco were West Cameron 643 and East Cameron 371/381. As a result of such acquisitions, TEPI replaced Chevron as the Working Interest Owner of such properties on December 1, 1994. TEPI also assumed Chevron's obligations under the Conveyance with respect to such properties.

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

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION (CONTINUED)
    Effective January 1, 1998, Energy Resource Technology, Inc. ("ERT") acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT's obligations under the Conveyance with respect to such property. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of such acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective
January 1, 1998, and also assumed ERT's obligations under the Conveyance with respect to such property.

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

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 2 -- BASIS OF ACCOUNTING

    The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and the successor by merger to the original name of the Corporate Trust, Texas Commerce Bank National Association) ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 2 -- BASIS OF ACCOUNTING (CONTINUED)
    The preparation of financial statements requires the Trustees to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain discounts. Actual results could differ from those estimates.

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

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 5 -- SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2001, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $423,125. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first quarter of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $414,664. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of March 31, 2002, approximately $5,293,550 remained in the Special Cost Escrow Account.

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

NOTE 6 -- EXPENSE RESERVE

    The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2001 was $978,971. The excess

                               TEL OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 6 -- EXPENSE RESERVE (CONTINUED)
amount in the reserve January 1, 2001, of $138,513 was distributed to Unit holders in the first quarter of 2001. The reserve amount for 2002 was calculated to be $996,993. However, the Trust used $161,700 from the Trust's cash reserve account in the first quarter of 2002 to pay the Trust's general and administrative expenses as insufficient royalty income was received by the Trust during that quarter.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

    During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $608,598 has been recovered from the Trust by the Working Interest Owner through the first quarter of 2002. The remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. The Working Interest Owner has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by the Working Interest Owner will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by the Working Interest Owner, it is estimated that Royalty income attributable to such properties will be retained by the Working Interest Owner for the remaining life of the Trust. The Trust does not anticipate that retention of such Royalty income by PennzEnergy will have a material effect on the Trust's Royalty income as a whole.

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

    On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against, the Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust's overriding royalty interest in this lease. The case is currently pending in the United States District Court of the Southern District of Texas, Houston Division, and discovery is ongoing. The Trust believes that the Working Interest Owner improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believes are attributable to the Working Interest Owner's separate operations on an offsetting lease. The Trust cannot predict the amount, if any, or the timing, if ever, for any recovery relating to these claims. However, production allocated by the East Cameron 371 Working Interest Owner to the Trust thus far has represented in excess of 60% of total oil production and in excess of 20% of total natural gas production for the Trust in each of the past three years. Accordingly, such claims may be significant if recovered and would be payable only to holders of the Trust's Units at the time of distribution.

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

FINANCIAL REVIEW

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

    There were no distributions for the three months ended March 31, 2002. Distributions to Unit holders for the three months ended March 31, 2001 amounted to $1,597,004 or $.336105 per Unit.

    Gas revenues decreased $3,476,404, or 86%, to $545,405 in the first quarter of 2002 from $4,021,809 in the first quarter of 2001, primarily due to a 68% decrease in the average price received for natural gas to $2.25 per Mcf in the first quarter of 2002 from $6.98 per Mcf in the first quarter of 2001. Additionally, gas volumes decreased by 58% to 242,603 Mcf in the first quarter of 2002 from 576,302 Mcf in the first quarter of 2001.

    Crude oil and condensate revenues decreased $2,229,905, or 45%, to $2,767,385 in the first quarter of 2002 as compared to $4,997,290 in the same period in 2001, primarily due to a 39% decrease in the average price of crude oil and condensate from $30.35 per barrel in the first quarter of 2001 to $18.65 per barrel in the same quarter of 2002. Additionally, crude oil and condensate volume decreased 10% from the first quarter of 2001 to the first quarter of 2002.

    The Trust's share of capital expenditures increased approximately $3,844,120, from $196,139 in the first quarter of 2001 to $4,040,258 in the first quarter of 2002. This increase was primarily due to an upgrade of a pipeline pump panel and digital pressure controls for the I-1 development well on the ShipShoal 182/183 property.

    For the first quarter of 2002, the Trust had undistributed net income of $53,782. Undistributed net loss represents negative Net Proceeds generated during the respective period. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). The undistributed net income for the first quarter of 2002 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

    In the first quarter of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $414,664, compared to a net deposit of funds into the Special Cost Escrow Account of $423,125 net to the Trust in the first quarter of 2001. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

RESERVE FOR FUTURE TRUST EXPENSES

    In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2001 was $978,971. The excess amount of $138,513 in the reserve on January 1, 2002 was distributed to Unit holders in the first quarter of 2001. The reserve amount for 2002 was calculated to be $996,993. However, the Trust used $161,700 from the Trust's cash reserve account in the first quarter of 2002 to pay the Trust's general and administrative expenses as insufficient Royalty income was received by the Trust during that quarter.

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

OPERATIONAL REVIEW

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

    VOLUMES AND DOLLAR AMOUNTS DISCUSSED BELOW REPRESENT AMOUNTS RECORDED BY THE WORKING INTEREST OWNERS UNLESS OTHERWISE SPECIFIED.

    Ship Shoal 182/183 crude oil revenues decreased from $3,199,913 in the first quarter of 2001 to $2,104,381 in the first quarter of 2002, primarily due to an decrease in the average crude oil price from $30.70 per barrel in the first quarter of 2001 to $18.70 per barrel for the same period in 2002. The decrease in the average crude oil price was partially offset by an increase in crude oil production from 104,228 barrels in the first quarter of 2001 to 112,516 in the first quarter of 2002. The increase in crude oil production was due primarily to a new I-1 well at the start of the first quarter. Gas revenues decreased from $996,265 in the first quarter of 2001 to $271,324 in the first quarter of 2002 primarily due to an decrease in the average natural gas sales price from $7.46 per Mcf in the first quarter of 2001 to $2.56 per Mcf for the same period in 2002. Additionally, the natural gas production decreased from 133,481 Mcf in the first quarter of 2001 to 105,917 Mcf in the first quarter of 2002. The decrease in gas volumes was primarily a result of poor weather that delayed work on the platform. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, the Working Interest Owner has advised the Trust that approximately 69,818 Mcf have been overtaken by the Working Interest Owner from this property as of January 31, 2002. The Trust's share of this overtake position as of January 31, 2002 is approximately 17,455 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. ChevronTexaco has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures inecreased from $71,950 in the first quarter of 2001 to $3,312,942 in the first quarter of 2002 primarily due to an upgrade of pipeline pump panel and digital pressure controls for the I-1 development well. Operating expenses increased slightly from $327,327 in the first quarter of 2001 to $378,797 for the same period in 2002.

    Eugene Island 339 crude oil revenues decreased from $1,512,491 in the first quarter of 2001 to $517,255 for the same period in 2002 due to a decrease in volumes from 51,385 in the first quarter of 2001 to 28,567 barrels in the first quarter of 2002 due primarily to the wells watering out. In addition, the average crude oil price decreased from $29.43 per barrel in the first quarter of 2001 to $18.11 per barrel in the first quarter of 2002. Gas revenues decreased from $178,630 in the first quarter 2001 to ($31,065) in the first quarter of 2002 primarily due to a decrease in natural gas volumes from 20,591 Mcf in the first quarter of 2001 to 10,241 Mcf in the first quarter of 2002 coupled with a ($81,640) estimate adjustment. The Working Interest Owner has advised the Trust that there is an overtake imbalance position of approximately 5,281 Mcf on this property as of January, 2002. The Trust's share of this overtake position is approximately 1,320 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. ChevronTexaco has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures increased from $65,308 in the first quarter of 2001 to $316,587 in the first quarter of 2002 due to the B7 side track workover and inspection program. Operating expenses decreased from $278,654 in the first quarter of 2001 to $186,087 in the first quarter of 2002.

    West Cameron 643 gas revenues decreased from $1,759,238 in the first quarter of 2001 to $44,611 in the first quarter of 2002. This is due to the decrease in the average price received for natural gas from $6.98 per Mcf in the first quarter of 2001 to $2.38 per Mcf in the first quarter of 2002, and a significant decrease in gas volumes from 252,100 Mcf in the first quarter of 2001 to 18,726 Mcf for the same period in 2002. The decrease in volumes was primarily due to the Columbia Gulf Gas pipeline leak and the A and B platforms temporarily going off production. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production are based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation. The Working Interest Owner has advised the Trust that approximately 4,940 Mcf have been overtaken by the Working Interest Owner from this property as of January 2002. The Trust's share of this overtake position is approximately 1,235 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses decreased from $335,565 in the first quarter of 2001 to $237,678 for the same period in 2002, and capital expenditures increased from $28,866 in the first quarter of 2001 to $377,397 for the same period in 2002.

    East Cameron 371/381 crude oil revenues decreased from $53,041 in the first quarter of 2001 to $16,518 in the first quarter of 2002 primarily due to a decrease in the average crude oil price from $31.31 per barrel in the first quarter of 2001 to $19.15 per barrel in the first quarter of 2002. Also, crude oil production decreased from 1,694 barrels in the first quarter of 2001 to 862 barrels for the same period in 2002. Gas revenues decreased from $416,213 in the first quarter of 2001 to $57,043 in the first quarter of 2002. This is due to a decrease in gas volumes from 53,571 Mcf in the first quarter of 2001 to 19,142 Mcf for the same period in 2002 and a decrease in the average price received for natural gas from $7.77 per Mcf in the first quarter of 2001 to $2.98 per Mcf in the first quarter of 2002. Capital expenditures were $(1,281) in the first quarter of 2001 and were $0 in the first quarter of 2002. Operating expenses increased from $18,274 in the first quarter of 2001 to $54,909 in the first quarter of 2002.

FUTURE NET REVENUES AND TERMINATION OF THE TRUST

    Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2001 future net revenues attributable to the Trust's royalty interests were approximately $15.2 million. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 2001 Annual Report on Form 10-K. The
Form 10-K is available upon request from the Corporate Trustee.

SPECIAL COST ESCROW ACCOUNT

    The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2001, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $423,125. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first quarter of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $414,664. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of March 31, 2002, approximately $5,293,550 remained in the Special Cost Escrow Account.

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

                                                                 ROYALTY PROPERTIES
                                                                 THREE MONTHS ENDED
                                                                    MARCH 31,(1)
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
Crude oil and condensate (bbls).............................      148,409       164,657
Natural gas and gas products (Mcf)..........................      265,847       603,668
Crude oil and condensate average price, per bbl.............  $     18.65   $     30.35
Natural gas average price, per Mcf (excluding gas
  products).................................................  $      2.25   $      6.98
Crude oil and condensate revenues...........................  $ 2,767,385   $ 4,997,290
Natural gas and gas products revenues.......................      610,234     4,109,267
Production expenses.........................................     (515,604)     (978,491)
Capital expenditures........................................   (4,040,258)     (196,139)
Undistributed net loss (income)(2)..........................      (53,782)     (164,248)
(Provision for) Refund of escrowed special costs............    1,658,657    (1,692,500)
                                                              -----------   -----------
NET PROCEEDS................................................  $   426,632   $ 6,075,179
Royalty interest............................................         x25%          x25%
                                                              -----------   -----------
Partnership share...........................................  $   106,658   $ 1,518,795
Trust interest..............................................      x99.99%       x99.99%
                                                              -----------   -----------
Trust share.................................................  $   106,647   $ 1,518,643
                                                              ===========   ===========

---------

(1) The amounts for the three months ended March 31, 2002 and 2001 represent actual production for the periods November 2001 through January 2002, and November 2000 through January 2001, respectively.

(2) Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of March 31, 2002, the loss carryforward was $261,608 ($65,402 net to the Trust).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2001. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(*) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                                    SEC FILE OR
                                                                                                    REGISTRATION   EXHIBIT
                                                                                                       NUMBER       NUMBER
                                                                                                    ------------   --------
    4(a)*                   --          Trust Agreement dated as of January 1, 1983, among Tenneco
                                        Offshore Company, Inc., Texas Commerce Bank National
                                        Association, as corporate trustee, and Horace C. Bailey,
                                        Joseph C. Broadus and F. Arnold Daum, as individual
                                        trustees (Exhibit 4(a) to Form 10-K for the year ended
                                        December 31, 1992 of TEL Offshore Trust)..................     0-6910          4(a)
    4(b)*                   --          Agreement of General Partnership of TEL Offshore Trust
                                        Partnership between Tenneco Oil Company and the TEL
                                        Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to
                                        Form 10-K for year ended December 31, 1992 of TEL Offshore
                                        Trust)....................................................     0-6910          4(b)
    4(c)*                   --          Conveyance of Overriding Royalty Interests from
                                        Exploration I to the Partnership (Exhibit 4(c) to Form
                                        10-K for year ended December 31, 1992 of TEL Offshore
                                        Trust)....................................................     0-6910          4(c)
    4(d)*                   --          Amendments to TEL Offshore Trust Trust Agreement, dated
                                        December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended
                                        December 31, 1992 of TEL Offshore Trust)..................     0-6910          4(d)
    4(e)*                   --          Amendment to the Agreement of General Partnership of TEL
                                        Offshore Trust Partnership, effective Offshore Trust).....     0-6910          4(e)
    10(a)*                  --          Purchase Agreement, dated as of December 7, 1984 by and
                                        between Tenneco Oil Company and Tenneco Offshore II
                                        Company (Exhibit 10(a) to Form 10-K for year ended
                                        December 31, 1992, of TEL Offshore Trust).................     0-6910         10(a)
    10(b)*                  --          Consent Agreement, dated November 16, 1988, between TEL
                                        Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to
                                        Form 10-K for year ended December 31, 1988 of TEL Offshore
                                        Trust)....................................................     0-6910         10(b)
    10(c)*                  --          Assignment and Assumption Agreement, dated November 17,
                                        1988, between Tenneco Oil Company and TOC-Gulf of Mexico
                                        Inc. (Exhibit 10(c) to Form 10-K for year ended
                                        December 31, 1988 of TEL Offshore Trust)..................     0-6910         10(c)
    10(d)*                  --          Gas Purchase and Sales Agreement Effective September 1,
                                        1993 between Tennessee Gas Pipeline Company and Chevron
                                        U.S.A. Production Company (Exhibit 10(d) to Form 10-K for
                                        year ended December 31, 1993 of TEL Offshore Trust).......     0-6910         10(d)

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2002.

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

Date: May 15, 2002

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                      TEL
                                    OFFSHORE
                                     TRUST
                               FEDERAL INCOME TAX
                                  INFORMATION
                                      2002

                               TEL OFFSHORE TRUST
                                 EIN 76-6004064
                                   SCHEDULE B
                               FIRST QUARTER 2002
                            TAX INFORMATION PER UNIT
                               (4,751,510 UNITS)

                                         PARTNERSHIP
                                        ITEMS PER UNIT                   TRUST ITEMS PER UNIT
                                  --------------------------   -----------------------------------------
                                              DEPLETION AS A                                **(INCREASE)
                                   ROYALTY      PERCENT OF     INTEREST    ADMINISTRATIVE   DECREASE IN
          RECORD DATE              INCOME     ROYALTY BASIS     INCOME        EXPENSE         RESERVE
          -----------             ---------   --------------   ---------   --------------   ------------
March 31, 2002..................  $0.022445       0.6997%      $0.000198     $0.034229       $0.030288
June 30, 2002...................   0.000000       0.0000%       0.000000      0.000000        0.000000
September 29, 2002..............   0.000000       0.0000%       0.000000      0.000000        0.000000
December 29, 2002...............   0.000000       0.0000%       0.000000      0.000000        0.000000
                                  ---------       -------      ---------     ---------       ---------
Year to date....................  $0.319613       5.2875%      $0.007768     $0.020427       $0.029151
                                  =========       =======      =========     =========       =========

                           SUMMARY OF TAXABLE INCOME

                                                               PER UNIT
                                                              ----------
Royalty Income..............................................  $ 0.022445
Interest Income.............................................    0.000198
Depletion Deduction.........................................   (0.000438)
Administrative Expense Deduction............................   (0.034229)
(Increase)/Decrease in Reserve..............................    0.030288
                                                              ----------
Net Amount..................................................  $ 0.018264
                                                              ==========

** Increase or decrease in the reserve amount has no tax effect and is shown for information purposes only.

                        TAX BASIS OF UNITS AND ROYALTY*

Basis Assigned to TEL Offshore Trust Units -- 1/1/83........  $ 6.750000
Basis Allocated to Offshore II Company (Sold December 17,
  1984).....................................................   (0.120000)
                                                              ----------
Royalty Basis 1/1/83........................................    6.630000
Depletion Year 1983.........................................   (0.769366)
                                                              ----------
Royalty Basis 1/1/84........................................    5.860634
Depletion Year 1984.........................................   (1.203489
                                                              ----------
Royalty Basis 1/1/85........................................    4.657145
Depletion Year 1985.........................................   (1.126563)
                                                              ----------
Royalty Basis 1/1/86........................................    3.530582
Depletion Year 1986.........................................   (0.555675)
                                                              ----------
Royalty Basis 1/1/87........................................    2.974907
Depletion Year 1987.........................................   (1.424231)
                                                              ----------
Royalty Basis 1/1/88........................................    1.550676
Depletion Year 1988.........................................   (0.384321)
                                                              ----------
Royalty Basis 1/1/89........................................    1.166355
Depletion Year 1989.........................................   (0.241515)
                                                              ----------
Royalty Basis 1/1/90........................................    0.924840
Depletion Year 1990.........................................   (0.141097)
                                                              ----------
Royalty Basis 1/1/91........................................    0.682743
Depletion Year 1991.........................................   (0.092228)
                                                              ----------
Royalty Basis 1/1/92........................................    0.590515
Depletion Year 1992.........................................   (0.058181)
                                                              ----------
Royalty Basis 1/1/93........................................    0.532334
Depletion Year 1993.........................................   (0.079729)
                                                              ----------
Royalty Basis 1/1/94........................................    0.452605
Depletion Year 1994.........................................   (0.148288)
                                                              ----------
Royalty Basis 1/1/95........................................    0.304317
Depletion Year 1995.........................................   (0.064972)
                                                              ----------
Royalty Basis 1/1/96........................................    0.239345
Depletion Year 1996.........................................   (0.024448)
                                                              ----------
Royalty Basis 1/1/97........................................    0.214897
Depletion Year 1997.........................................   (0.048705)
                                                              ----------
Royalty Basis 1/1/98........................................    0.166192
Depletion Year 1998.........................................   (0.031658)
                                                              ----------
Royalty Basis 1/1/99........................................    0.134534
Depletion Year 1999.........................................    (.024322)
                                                              ----------
Royalty Basis 1/1/00........................................    0.110212
Depletion Year 2000.........................................    (.035962)
                                                              ----------
Royalty Basis 1/1/01........................................    0.074250
Depletion Year 2001.........................................   (0.011616)
                                                              ----------
Royalty Basis 1/1/02........................................    0.062634
Depletion Through First Quarter 2002........................   (0.000438)
                                                              ----------
Royalty Basis 3/31/02.......................................  $ 0.062196
                                                              ==========

----------
* For Unit holders who acquired their Units in the initial distribution in January of 1983.

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