Form 10-Q/A
period 2002-06-30
TEL OFFSHORE TRUST
filed 2002-09-04
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

        This Form 10-Q/A amends this Form 10-Q to delete the penultimate sentence of Note 7 of the footnotes to financial statements relating to the percentages of production. This information also corrects information contained in the Trust's prior Form 10-Q in 2002 and Form 10-K for the year ended December 31, 2002. These percentages did not correspond to information also contained in the Trust's periodic reports relating to total production and East Cameron 371/381 production. As a percentage of average total production reported and allocated to the Trust for the three years ended June 30, 2002, East Cameron 371 production was approximately 3% for oil and 11% for natural gas.

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

        On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against, the Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust's overriding royalty interest in this lease. The case is currently pending in the United States District Court of the Southern District of Texas, Houston Division, and discovery is ongoing. The Trust believes that the Working Interest Owner improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believes are atrributable to the Working Interest Owner's separate operations on an offsetting lease. The Trust cannot predict the amount, if any, or the timing, if ever, for any recovery relating to these claims. However, such claims may be significant if recovered and would be payable only to holders of the Trust's Units at the time of distribution.

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

Date: September 4, 2002

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

EXPLANATORY NOTE
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