Form 10-Q
period 2002-09-30
TEL OFFSHORE TRUST
filed 2002-11-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number: 0-6910

TEL OFFSHORE TRUST
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation, or Organization)	76-6004064 I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Street Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

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

        As of November 13, 2002—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$1,614,095	$1,183,592
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,069,089 and $28,047,080, respectively	198,566	220,575

Total assets	$1,812,661	$1,404,167

Liabilities and Trust Corpus
Distribution payable to Unit holders	$617,102	$204,621
Reserve for future Trust expenses	996,993	978,971
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	198,566	220,575

Total liabilities and Trust corpus	$1,812,661	$1,404,167

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Royalty income	$694,442	$1,031,826	$1,623,694	$3,991,769
Interest income	3,734	30,810	7,697	78,209

	698,176	1,062,636	1,631,391	4,069,978
(Increase)/Decrease in reserve for future Trust expenses	0	0	(205,287)	138,513
General and administrative expenses	(81,074)	(70,738)	(444,061)	(301,380)
Other	0	141,682	0	141,682

Distributable income	$617,102	$1,133,580	$982,043	$4,048,896

Distributions per Unit (4,751,510 Units)	$.129875	$.238573	$.206680	$.852128

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Trust corpus, beginning of period	$207,120	$241,144	$220,575	$269,081
Distributable income	617,102	1,133,580	982,043	4,048,896
Distribution payable to Unit holders	(617,102)	(1,133,580)	(982,043)	(4,048,896)
Amortization of net overriding royalty interest	(8,554)	(12,189)	(22,009)	(40,126)

Trust corpus, end of period	$198,566	$228,955	$198,566	$228,955

The accompanying notes are an integral part of these financial statements.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization

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

        Effective January 1, 2000 PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon Energy Production Company L.P ("Devon"). As a result of this merger, Devon replaced PennzEnergy as the Working Interest Owner of Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties.

        On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged with and into Texaco Inc., a Delaware corporation ("Texaco"), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000 (the "Merger"). As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" (ChevronTexaco Corporation is referred to herein as "ChevronTexaco"). Accordingly, the properties referred to herein as being owned by Chevron, are each now controlled by a subsidiary of ChevronTexaco.

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

Note 2—Basis of Accounting

        The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and the successor by mergers to the original name of the Corporate Trustee, Texas Commerce Bank, National Association) ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments, which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 3—Net Overriding Royalty Interest

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

Note 4—Distributions to Unit Holders

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

Note 5—Special Cost Escrow Account

        The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 2001, there was a net deposit of funds into the Special Escrow Account. The Trust's share of the funds deposited was $315,509. This deposit was also primarily a result of an increase in the Working Interest Owner's current estimate of projected capital expenditures of the Royalty Properties. In the first nine months of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was $411,575. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of September 30, 2002, $5,041,112 remained in the Special Cost Escrow Account.

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

Note 6—Expense Reserve

        The Trustees made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2001 was $978,971. The excess amount in the reserve at January 1, 2001, of $138,513 was distributed to Unit holders in the first quarter of 2001. The reserve amount at September 30, 2002 was calculated to be $996,993. The amount of $18,022 was withheld from Unit holders in the second quarter of 2002 to maintain the cash reserve. No additional cash reserves were required during the third quarter of 2002. The next expense reserve determination will occur in the first quarter of 2003.

Note 7—Commitments and Contingencies

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $642,022 has been recovered from the Trust by the Working Interest Owner through the third quarter of 2002. The remainder will be subject to recovery from the Trust during future periods in accordance with the Conveyance. Devon has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Devon will be used to offset the Trust's share of such settlement amounts. Based on current production, prices, operational expenses, capital expenditure plans and future abandonment for the Royalty Properties owned by Devon, it is estimated that while the gas imbalance will end in 2003, Royalty income attributable to such properties will be retained by Devon for the remaining life of the Trust due to Devon's unfunded special cost escrow account. The Trust does not anticipate that retention of such Royalty income by Devon will have a material effect on the Trust's Royalty income as a whole.

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

        On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against TEPI as the then-current Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust's overriding royalty interest in this lease. The case is currently pending in the United States District Court of the Southern District of Texas, Houston Division, and discovery is ongoing. The Trust believes that TEPI improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believes are attributable to TEPI's separate operations on an offsetting lease. The Trust cannot predict the amount, if any, or the timing if ever, for any recovery relating to these claims. However, such claims may be significant if recovered and would be payable only to holders of the Trust's Units at the time of distribution.

        In connection with the foregoing litigation, TEPI has also asserted a counterclaim for overpayment of $880,632 prior to and during the third quarter of 1999. TEPI has claimed that these costs should have been allocated to the Trust. This counterclaim has been asserted notwithstanding Texaco's own internal audit and revisions relating to the same periods in 1998 and described in the Trust's Form 10-K for the year ended December 31, 1999 and 1998. The Trustees are currently reveiwing the facts relating to this alleged overpayment due to Texaco accounting errors but have not been provided with sufficient information to understand fully the basis of the claim. Chevron has notified the Corporate Trustee that it currently does not intend to withhold revenues from production of East Cameron 371/381 in connection with this counterclaim. The Corporate Trustee cannot predict the liklihood that this claim will actually succeed or the actual extent of this purported accounting error by Texaco.

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

        As part of the overpayment counterclaim in connection with pending litigation originally instituted by the Trust against TEPI, Chevron has also notified the Corporate Trustee that it believes TEPI overpaid $880,632 prior to and during the third quarter of 1999. TEPI asserted this as part of an overpayment counterclaim in connection with the pending litigation originally instituted by the Trust against TEPI. This counterclaim has been asserted notwithstanding Texaco's own national audit and revisions to the same periods on 1998 and 1999 and described in the Trust's Form 10-K for the year ended December 31, 1999. The Trustees are currently reviewing the facts relating to this alleged accounting error but have not been provided with sufficient information to understand fully the basis of the claim. Chevron has notified the Corporate Trustee that it currently does not intend to withhold revenues from production on East Cameron 371/381 in connection with this counterclaim. The Corporate Trustee cannot predict the likelihood that this claim will actually succeed or the actual extent of this purported accounting error by Texaco.

Financial Review

Three Months Ended September 30, 2002 and 2001

        Distributions to the Unit holders for the three months ended September 30, 2002 amounted to $617,102 or $.129875 per Unit as compared to $1,133,580 or $.238573 per Unit for the same period in 2001. The decrease in distribution income for the third quarter of 2002 was primarily due to decreased oil and gas prices, offset by production volume declines, as described below.

        Gas revenues decreased 56% to $677,847 in the third quarter of 2002 from $1,521,066 in the third quarter of 2001, primarily due to a 49% decrease in gas volumes to 214,123 Mcf in the third quarter of 2002 from 378,833 Mcf in the third quarter of 2001. Additionally, the average price received for natural gas decreased 9% to $3.36 per Mcf in the third quarter of 2002 from $3.71 per Mcf on the third quarter of 2001. The lower gas volumes were primarily due to natural production declines in wells on East Cameron 353, East Cameron 371/381 and Ship Shoal 182/183.

        Crude oil and condensate revenues increased 22% to $5,302,123 in the third quarter of 2002 from $4,345,468 in the third quarter of 2001. Oil volumes during the third quarter of 2002 totaled 217,656 barrels, compared to 164,624 barrels of oil produced in the third quarter of 2001. The higher oil volumes primarily attributable to an increase in Eugene Island 339 offset by a natural decline on Ship Shoal 182/183.

        The Trust's share of capital expenditures decreased in the third quarter of 2002, to $667,116 as compared to $858,609 in the third quarter of 2001. The lower capital expenditures in the third quarter of 2002 were due primarily to normalization after the second quarter 2002 C-4 and C-12 major rig workovers on Ship Shoal 182/183, offset by control panel upgrades on Eugene Island 339 and West Cameron 643B mobilization/demobilization.

        For the third quarter of 2002, the Trust had undistributed net income of $717,088. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

        In the third quarter of 2002, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $171,565 for the third quarter of 2002, compared to a net release of funds from the Special Cost Escrow Account of $83,867 to the Trust in the third quarter of 2001. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

Nine Months Ended September 30, 2002 and 2001

        Distributions to Unit holders for the nine months ended September 30, 2002 amounted to $982,043 or $.206680 per Unit, as compared to $4,048,896 or $.85218 per Unit for the same period in 2001. The decrease in distributable income for the first nine months of 2002 was primarily due to decreased oil and gas prices, offset by production volume declines, as described below.

        Gas revenues decreased to $1,781,947 in the first nine months of 2002 from $8,656,304 in the first nine months of 2001, primarily due to an decrease in the average price received for natural gas to $2.55 per Mcf in the first nine months of 2002 from $5.74 per Mcf in the first nine months of 2001. The decrease in average price was compounded by a decrease in gas volumes to 700,173 Mcf in the first nine months of 2002 from 1,509,357 Mcf in the first nine months of 2001.

        Crude oil and condensate revenues decreased $2,653,314, or 19%, to $11,465,209 in the first nine months of 2002 as compared to $14,118,523 in the same period in 2001, primarily due to a decrease in the crude oil and condensate volume from the first nine months of 2002 to the first nine months of 2001. The decrease in crude oil and condensate volumes was compounded by an 25% decrease in the average price of crude oil and condensate from $29.11 per barrel in the first nine months of 2001 to $21.92 per barrel in the first nine months of 2002.

        The Trust's share of capital expenditures increased to $5,290,009 in the first nine months of 2002 as compared to $1,960,265 for the same period in 2001.

        In the first nine months of 2002, there was a net release of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $411,575 compared to a net deposit of funds into the Special Cost Escrow Account of approximately $315,509 net to the Trust in the first nine months of 2001.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In 1998, the Trustees determined that cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2001 was $978,971. The excess amount in the reserve at January 1, 2001, of $138,513 was distibuted to Unit holders in the first quarter 2002. The reserve amount for 2002 was calculated to be $996,993. The amount of $18,022 was witheld from

Unit holders in the second quarter of 2002 to maintain the cash reserve. Although the Trustees have no current plans to change this reserve methodology, the Trustees may in the future review and modify these reserves as needed.

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

Operational Review

Three Months Ended September 30, 2002 and 2001

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues decreased from $2,931,386 in the third quarter of 2001 to $2,172,134 in the third quarter of 2002, primarily due to a decrease in crude oil production from 110,195 barrels in the third quarter of 2001 to 88,818 barrels in the third quarter of 2002. The decrease in crude oil production was due primarily to continued production decline as wells continue to produce significant water. The effect of this decrease in crude oil production was compounded by a decrease in the average price of crude oil from $26.60 per barrel in the third quarter of 2001 to $24.46 per barrel in the third quarter of 2002. Gas revenues decreased from $275,843 in the third quarter of 2001 to $110,969 in the third quarter of 2002, primarily due to a decrease in gas volumes from 99,770 Mcf in the third quarter of 2001 to 30,264 Mcf in the third quarter of 2002. The decrease in gas revenues was partially offset by an increase in the average natural gas sales price from $2.76 per Mcf in the third quarter of 2001 to $3.67 per Mcf in the third quarter of 2002. The decrease in gas volumes was primarily due to the C-10 well sanding up and going off production and the natural production decline of the B-13 well. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. In addition, Chevron has advised the Trust that approximately 65,621 Mcf have been overtaken by Chevron from this property as of July 31, 2002. The Trust's share of this overtake position is approximately 16,405 Mcf. Accordingly, gas revenues from this property may be decreased in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Ship Shoal 182/183 for underproduced parties to recoup their share of the gas imbalance on this property. Capital expenditures decreased to $242,681 in the third quarter of 2002 from $331,498 in the third quarter of 2001. Operating expenses increased slightly from $422,610 in the third quarter of 2001 to $432,492 for the same period in 2002.

        Eugene Island 339 crude oil revenues increased from $1,197,013 in the third quarter of 2001 to $2,969,849 in the third quarter of 2002, primarily due to a significant increase in crude oil production from 46,503 barrels in the third quarter of 2001 to 122,576 barrels in the third quarter of 2002. The increase in crude oil production was primarily due to a volume increase resulting from the B-7 well coming online in June 2002 and the B-9 well coming online in April 2002. The increase in crude oil production was partially offset by a decrease in the average price of crude oil from $25.74 per barrel in the third quarter of 2001 to $24.23 per barrel in the third quarter of 2002. Gas revenues increased to $272,483 in the third quarter of 2002 from $104,531 in the third quarter of 2001, primarily due to revisions made by Chevron in the third quarter of 2001 as well as actual a volume increases as a result of continued improvement from new flowlines and an upgrade to heater treater and the B-7 and B-9 wells coming online in 2002. Additionally, there was an increase in the average natural gas sales price from $2.71 per Mcf in the third quarter of 2001 to $2.89 in the third quarter of 2002. Chevron has advised the Trust that there is an undertake imbalance position of approximately 46,915 Mcf on this property as of July 31, 2002. The Trust's share of this undertake position is approximately 11,729 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. Chevron has advised the Trust that sufficient gas reserves exist on the Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on this property. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures for the third quarter of 2002 were $350,456 attributable in past to B-7 and B-9 well expenses, compared to $229,793 in the same period in 2001. Operating expenses were $192,029 for the third quarter of 2002, approximately $90,000 of which relate to second quarter 2002 expenses, compared to $251,846 in the same period in 2001.

        West Cameron 643 gas revenues decreased from $577,825 in the third quarter of 2001 to $63,817 in the third quarter of 2002, primarily due to a decrease in gas volumes from 145,705 in the third quarter of 2001 to 17,628 in the third quarter of 2002. The decrease in gas volumes was due primarily to the A-14 well being shut in from July 8, 2002 due to a wireline tool being stuck downhole and the field being down for four days to replace six leaking valves. The decrease in gas volumes was compounded by a decrease in average natural gas sales price from $3.97 per Mcf in the third quarter of 2001 to $3.62 in the third quarter of 2002. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of "TEPI". TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation costs, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation costs. Chevron has advised the Trust that approximately 408 Mcf have been overtaken by the Working Interest Owner from this property as of April 30, 2002. The Trust's share of this overtake position is approximately 102 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance. Operating expenses decreased to $217,732 in the third quarter of 2002 from $310,277 in 2001. Operating expenses related to three tubing workovers on A-10, A-14 and A-17 wells. Capital expenditures decreased significantly from $269,911 in the third quarter of 2001, when rig mobilization and demobilization expenses were incurred, to $44,699 in the third quarter of 2002.

        East Cameron 371/381 crude oil revenues decreased from $44,130 in the third quarter of 2001 to $25,202 in the third quarter of 2002, primarily due to a decrease in crude oil production from 1,645 barrels in the third quarter of 2001 to 957 barrels in the third quarter of 2002. Gas revenues decreased from $140,251 in the third quarter of 2001 to $59,427 in the third quarter of 2002, primarily due to a decrease in gas volumes from 33,656 Mcf in the third quarter of 2001 to 19,944 Mcf in the third quarter of 2002. The average natural gas sales price decreased from $4.17 per Mcf in the third quarter of 2001 to $2.98 per Mcf in the third quarter of 2002. The gas from East Cameron 371/381 is currently committed to TNGI on terms similar to gas committed to West Cameron 643. Operating expenses for the third quarter 2002 were $25,683, an insignificant increase from operating expenses of $21,624 in this same period in 2001. No capital expenses were recorded in the third quarter of 2002 compared to $7 in the third quarter 2001.

Nine Months Ended September 30, 2002 and 2001

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues decreased from $9,202,980 in the first nine months of 2001 to $6,467,828 in the first nine months of 2002, primarily due to a decrease in the average price of crude oil from $28.95 per barrel in the first nine months of 2001 to $21.68 per barrel in the first nine months of 2002. Crude oil production decreased slightly from 317,840 barrels in the nine months of 2001 to 298,282 barrels in the first nine months of 2002. Gas revenues decreased from $1,903,018 in the first nine months of 2001 to $501,269 in the first nine months of 2002, primarily due to a significant decrease in volumes that was compunded by a decrease in the average natural gas sales price from $5.73 per Mcf in the first nine months of 2001 to $2.58 per Mcf in the first nine months of 2002. The decrease in gas volumes from 332,049 Mcf in the first nine months of 2001 to 194,275 Mcf in the first nine months of 2002 was primarily a result of the disappointing results from the I-1 well, the 44% national production decline of the B-13 well, the B15 being taken off production for two weeks in 2002 and the E-10 well sanding up and remaining off production for the entire third quarter of 2002. Capital expenditures increased from $1,186,642 in the first nine months of 2001 to $3,886,085 in the same period of 2002 primarily due to development of I-1 wells in the second of 2002. Operating expenses increased from $1,129,677 for the first nine months of 2001 to $1,193,286 for the first nine months of 2002.

        Eugene Island 339 crude oil revenues increased from $4,153,560 in the first nine months of 2001 to $4,551,470 in the first nine months of 2002, primarily due to an increase in crude oil production from 142,002 barrels in the first nine months of 2001 to 204,498 barrels in the first nine months of 2002. The substantial increase in crude oil production was due primarily to the B-7 well coming online in June 2002 and this B-9 well coming online in April 2002. The increase in crude oil production was offset by a signficant decrease in the average price of crude oil from $29.25 per barrel in the first nine months of 2001 to $22.26 per barrel in the first nine months of 2002. Gas revenues decreased to $360,405 in the first nine months of 2002 from $733,133 in the first nine months of 2001, primarily due to a significant decrease in the average natural gas sales price from $4.51 per Mcf in the first nine months of 2001 to $2.33 per Mcf in the first nine months of 2002. Operating expenses decreased from $830,467 for the first nine months of 2001 to $415,593 for the first nine months of 2002. Capital expenditures increased from $312,131 in the first nine months of 2001 to $853,731 in the first nine months of 2002. This increase was due primarily to the B-7 sidetrack workover, B-9 well expenses and inspection program done in 2002.

        West Cameron 643 gas revenues decreased from $3,453,878 in the first nine months of 2001 to $165,474 in the first nine months of 2002, primarily due to a decrease in natural gas volumes from 596,662 Mcf in the first nine months of 2001 to 59,107 Mcf in the first nine months of 2002. This decrease in production was compounded by a decrease in average natural gas sales price from $5.79 per Mcf in the first nine months of 2001 to $2.80 per Mcf in the first nine months of 2002. The decrease in gas volumes was due to a Columbia Gulf Gas pipeline leak and the B-8 sidetrack being shut in due to water production. Operating expenses were $628,188 in the first nine months of 2002 as compared to $874,802 in the same period in 2001. Capital expenditures increased from $376,838 in the first nine months of 2001 to $474,720 in the first nine months of 2002.

        East Cameron 371/381 crude oil revenues decreased from $148,520 in the first nine months of 2001 to $68,786 in the first nine months of 2002, primarily due to a decrease in crude oil production from 5,177 barrels in the first nine months of 2001 to 2,968 barrels in the first nine months of 2002. Gas revenues decreased from $807,238 in the first nine months of 2001 to $175,616 in the first nine months of 2002, primarily due to a decrease in gas volumes from 131,287 Mcf in the first nine months of 2001 to 65,035 Mcf in the first nine months of 2002. The decrease in gas revenues was compounded by an decrease in the average natural gas sales price from $6.15 per Mcf in the first nine months of 2001 to $2.70 per Mcf in the first nine months of 2002. There were no capital expenditures for the first nine months of 2002. Operating expenses were $128,090 in the first nine months of 2002 compared to $65,386 in the first nine months of 2001.

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

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 2001, there was a net deposit of funds into the Special Escrow Account. The Trust's share of the funds deposited was $315,509. This deposit was also primarily a result of an increase in the Working Interest Owner's current estimate of projected capital expenditures of the Royalty Properties. In the first nine months of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was $411,575. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of September 30, 2002, $5,041,112 remained in the Special Cost Escrow Account.

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

	Royalty Properties Three Months Ended September 30,(1)
	2002	2001
Crude oil and condensate (bbls)	217,656	164,624
Natural gas and gas products (Mcf)	214,123	418,036
Crude oil and condensate average price, per bbl	$24.36	$26.40
Natural gas average price, per Mcf (excluding gas products)	$3.36	$3.71
Crude oil and condensate revenues	$5,302,123	$4,345,468
Natural gas and gas products revenues	677,847	1,521,066
Production expenses	(1,057,520)	(1,101,536)
Capital expenditures	(667,116)	(858,609)
Undistributed Net Loss (Income)(2)	(791,021)	(114,138)
(Provision for) Refund of escrowed special costs	(686,260)	335,466

NET PROCEEDS	2,778,054	4,127,717
Royalty interest	x25%	x25%

Partnership share	694,513	1,031,929
Trust interest	x99.99%	x99.99%

Trust share	$694,444	$1,031,826

(1)
The amounts for the three months ended September 30, 2002 and 2001 represent actual production for the periods May 2002 through July 2002, and May 2001 through July 2001, respectively.

(2)
Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2002, the loss carryforward was $127,912 ($31,978 net to the Trust).

	Royalty Properties Nine Months Ended September 30,(1)
	2002	2001
Crude oil and condensate (bbls)	522,967	484,985
Natural gas and gas products (Mcf)	700,173	1,509,357
Crude oil and condensate average price, per bbl	$21.92	$29.11
Natural gas average price, per Mcf (excluding gas products)	$2.55	$5.74
Crude oil and condensate revenues	$11,465,209	$14,118,523
Natural gas and gas products revenues	1,781,947	8,656,304
Production expenses	(3,443,284)	(2,951,386)
Capital expenditures	(5,290,010)	(1,960,265)
Undistributed Net Loss (Income)(2)	(187,477)	(455,410)
Refund (Provision for) escrowed special costs	1,646,302	(1,262,036)

NET PROCEEDS	5,972,687	16,145,731
Royalty interest	x25%	x25%
Partnership share	1,493,172	4,036,433
Trust interest	x99.99%	x99.99%

Trust share	$1,493,022	$4,036,029

(1)
The amounts for the nine months ended September 30, 2002 and 2001 represent actual production for the periods November 2001 through July 2002, and November 2001 through July 2001, respectively.

(2)
Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2002 the loss carryforward was $127,912 ($31,978 net to the Trust).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        Reference is made to Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Corporate Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chevron U.S.A Inc., as the managing general partner of the Partnership, and the working interest owners to JPMorgan Chase Bank, as Corporate Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        Within 90 days of the date of this report, the Corporate Trustee carried out an evaluation of the Corporate Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Corporate Trustee or its employees and their ablility to verify the accounting of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

  •
  The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves and (iv) projected production. While the Corporate Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, neither the Trustees nor the managing general partner of the Partnership (to the extent the managing general partner is not also the working interest owner) control this information, and they rely entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust's reports.

  •
  The Trustees, including the Corporate Trustee, rely on information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners. While the Trustees may request information through the managing general partner, the Conveyance together with the Partnership Agreement gives only the managing general partner of the Partnership, as the Royalty Owner, the actual authority and discretion to request and receive financial information regarding the Royalty Properties from the working interest owners. While the Corporate Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustees, including the Corporate Trustee, generally do not have any direct contact with working interest owners, other than the managing general partner, and rely on the managing general partner of the Partnership to request and obtain information deemed material by the Trustees.

  •
  Under the terms of the Trust Agreement, the Trustees, including the Corporate Trustee, are entitled to, and in fact do rely, upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses, and (ii) the independent auditors they have contracted with respect to audits of financial data provided by the managing general partner and working interest owners. Other than contracting independent auditors and reviewing the managing general partner's statements on a quarterly basis, the Trustees make no independent or direct verification of this financial information. The Conveyance also restricts access to and the review of confidential reserve data provided by working interest owners to the independent reserve engineer. While the Trustees have no reason to believe their reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

        The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Trust Agreement and those required under applicable law.

        Changes in Internal Controls.    To the knowledge of the Trustee, there have been no significant changes in the Trustee's internal controls or in other factors that could significantly affect the Trustees' internal controls subsequent to the date the Trustee completed its evaluation. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of the working interest owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank is the successor by mergers to the original name of the Corporate Trustee, Texas Commerce Bank, National Association).

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

(b) Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2002.

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

CERTIFICATION

        I, Mike Ulrich certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of TEL Offshore Trust, for which JPMorgan Chase Bank acts as Corporate Trustee;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

        4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

  a)
  designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        5.    I have disclosed, based on my most recent evaluation, to the registrant's auditors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves any management or other employees who have a significant role in the registrant's internal controls; and

        6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        In giving the foregoing certifications in paragraphs 4, 5 and 6, I have relied to the extent I consider reasonable on information provided to me by the working interest owners and the managing general partner of the TEL Offshore Trust Partnership, in which the registrant owns a 99.99% interest.

Date: November 14, 2002	/s/ MIKE ULRICH Mike Ulrich, Vice President JPMorgan Chase Bank

QuickLinks

Note Regarding Forward-Looking Statements
PART I—FINANCIAL INFORMATION
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATION