Form 10-K
period 2002-12-31
TEL OFFSHORE TRUST
filed 2003-03-31
CIK 97148

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report to Section 13 or 15(d) of the Securities Act of 1934
For The Fiscal Year Ended December 31, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-6910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee 700 Lavaca Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
Registrant's telephone number, including area code: (512) 479-2562
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Units of Beneficial Interest
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer. Yes ☐    No ☒

        The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates of the registrant was $13,304,228 based on a June 28, 2002 closing sales price of $2.80.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of March 25, 2003, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

        Documents Incorporated By Reference: None

TABLE OF CONTENTS

PART I

Note Regarding Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Risks factors that may affect actual results and Trust distributions include, without limitation:

  •
  Commodity price fluctuations;

  •
  Uncertainty of estimates of oil and gas production;

  •
  Uncertainty of future production and development costs;

  •
  Operating risks for Working Interest Owners, including drilling and environmental risks;

  •
  Regulatory changes;

  •
  Decisions by and at the discretion of Working Interest Owners not to perform additional development projects or to abandon properties;

  •
  Uncertainties inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures; and

  •
  The outcome of pending litigation.

        Should any event or circumstances contemplated by the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should any material underlying assumptions prove incorrect, actual results may differ materially from future results expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. See "Business—Principal Trust Risk Factors" below in Item 1 of this Form 10-K for a summary description of principal risk factors.

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

        The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

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

        Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" as used herein generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods from October 1, 1995 until January 1, 1998; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; and Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002).

        A total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. The Trust Units are traded on the Nasdaq SmallCap Market effective August 31, 2001. Previously the Trust Units were traded on the OTC Bulletin Board. The Trust Units were also be traded on pink sheets. From inception of the Trust to December 31, 2002, distributions to Unit holders totaled approximately $96,070,000, or approximately $20.22 per Unit.

        The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $21.2 million as of October 31, 2002 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers. (See "Termination of the Trust" and Note 8 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

On December 1, 1994, Texaco acquired two of the Royalty Properties from Chevron. The Royalty Property acquired by TEPI is West Cameron 643 and East Cameron 371/381. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such property and assumed Chevron's obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 ERT acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to such property effective January 1, 1998. In October 1998, Amerada Hess Corporation ("Amerada") acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of this acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT's obligations under the Conveyance with respect to this property. On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371/381 to Chevron. As a result of this assignment, Chevron replaced TEPI as the Working Interest Owner on these properties and assumed TEPI's obligations under the Conveyance with respect to these properties.

DESCRIPTION OF THE UNITS

        Each Unit is evidenced by a transferable certificate issued by the Corporate Trustee. Each unit ranks equally as to distributions, has one vote on any matter submitted to Unit holders and represents an undivided interest in the Trust, which in turn owns a 99.99% interest in the Partnership.

Distributions

        The Trustees distribute the Trust's income pro rata for each calendar quarter within 10 days after the end of each calendar quarter. Distributions of the Trust's income are made to Unit holders of record on the Quarterly Record Date, which is the last business day of each quarterly period, or such later date as the Trustees determine is required to comply with legal requirements. The Trustees determine for each quarterly period the amount available for distribution. Such amount (the "Quarterly Income Amount") consists of the cash received from the Royalty during the quarterly period plus any other cash receipts of the Trust, less the obligations of the Trust paid during the quarterly period, and adjusted for changes made by the Trust during the quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. For a discussion of the cash reserves being established by the Trust, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this Form 10-K.

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

Non-U.S. Unitholders

        In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. unitholder" for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30%, or lower treaty rate, if applicable. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. unitholder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Internal Revenue Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected income is subjected to withholding equal to the highest applicable tax rate—38.6% for individual non-U.S. unitholders and 35% for corporate non-U.S. unitholders.

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

TERMINATION OF THE TRUST

        The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $21.2 million as of October 31, 2002, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2002 in order to correspond with distributions to the Trust, it is estimated that approximately 75% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells

        The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

				Gross Wells Drilled as of October 31, 2002
		Working Interest Owner's Ownership Interest (%)		Wells Drilled(1)		Successful (2)(3)
Property	Acquisition Date (Mo.-Yr.)		Gross Acres
				Expl.	Dev.	Oil	Gas
East Cameron 354	12-72	50.00	5,000	2	4	0	5
West Cameron 643	12-72	50.00	5,000	3	17	0	14
Eugene Island 339	12-72	50.00	5,000	2	37	33	0
Eugene Island 342	12-72	1.00	5,000	2	20	0	16
Eugene Island 343	12-72	1.00	5,000	4	16	0	17
Eugene Island 348	12-72	50.00	5,000	4	5	0	7
West Cameron 642	1-73	25.00	5,000	4	7	0	8
East Cameron 370(4)	1-73	25.00	5,000	3	1	0	4
East Cameron 371	1-73	25.00	5,000	7	2	0	4
Vermilion 246	1-73	36.30	5,000	3	3	0	4
West Cameron 41 E/2(5)	3-74.30		2,500	0	0	0	0
Ship Shoal 183 N/2	12-73	66.70	2,500	1	30	30	0
Ship Shoal 183 NW/4 of S/2	4-77	50.00	625	0	1	1	0
Ship Shoal 183 NE/4 of SW/4 of S/2, SE/4	12-82	50.00	1,875	1	0	1	0
Eugene Island 208	8-73	100.00	1,250	0	3	0	3
Eugene Island 367	3-74	1.60	5,000	2	9	0	9
South Marsh Island 252	3-74.22		4,997	2	0	0	1
South Timbalier 36	3-74.30		5,000	2	20	9	11
South Timbalier 37	3-74.30		5,000	13	40	39	2
			78,747	55	215	113	105

(1)
As of October 31, 2002, there were no wells in the process of drilling. See "Operations" under Item 7 of this report for a discussion of drilling activity during 2002.

(2)
As of October 31, 2002, there were 85 producing completions.

(3)
Multiple completions are counted as one well. South Timbalier 37 has 5 multiple completion wells and Ship Shoal 182/183 has 1 multiple completion well.

(4)
This lease expired in 1996.

(5)
This lease was abandoned and expired in 1991.

Reserves

        A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2002. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 2 and 8 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data in the DeGolyer and MacNaughton letter represent estimates only and should not be construed as being exact. The discounted present values shown by the DeGolyer and MacNaughton letter should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. In addition, because the reserve study is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $21.2 million as of October 31, 2002 based on the reserve study of Degolyer and MacNaughton. The Partnership's Royalty income for a period reflects the actual gas sold during the period. The Working Interest Owners of the Ship Shoal 182/183, the East Cameron 371/381 and the East Cameron 353 properties respectively have advised the Trust that, as of October 31, 2002, approximately 65,050 Mcf, 4,483 Mcf and 2,075 Mcf respectively had been overtaken by the Working Interest Owners from these properties. In addition, the Working Interest Owners of the Eugene Island 338/339 and the West Cameron 643 properties respectively have advised the Trust that, as of October 31, 2002, approximately 46,915 Mcf and 13,181 Mcf respectively had been undertaken by the Working Interest Owners from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. (See Note 3 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding the Trust's revenue recognition policy.) Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalances. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $5,000 in 2002 related to such imbalances. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property and the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that sufficient gas reserves existed on the properties for under produced parties to recoup their share of the gas imbalance on the properties.

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. At December 31, 2002 the remaining amount of the Trust's share of this settlement was approximately $13,700. The remainder will be subject to recovery from the Trust in future periods, in accordance with the Conveyance. Devon has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Devon will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty

Properties owned by Devon, it is estimated that Royalty income attributable to such properties will be recovered by Devon during the first quarter of 2003.

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

        The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $454,800 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

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

        The Trust Agreement provides that the Trust will terminate in the event total future net revenues attributable to the Partnership's interest in the Royalty as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million. See "Business—Termination of the Trust".

        The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 2002 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

Operations and Production

        Reference is made to the Section entitled "Operations" under Item 7 of this Form 10-K for information concerning operations and production.

DEGOLYER AND MACNAUGHTON
4925 GREENVILLE AVENUE, SUITE 400
ONE ENERGY SQUARE
DALLAS, TEXAS 75206

LETTER REPORT
as of
OCTOBER 31, 2002
on
RESERVES and REVENUE
of
CERTAIN PROPERTIES
owned by the
TEL OFFSHORE TRUST PARTNERSHIP

SEC CASE

DEGOLYER AND MACNAUGHTON
4925 GREENVILLE AVENUE, SUITE 400
ONE ENERGY SQUARE
DALLAS, TEXAS 75206

         March 6, 2003

ChevronTexaco Corporation
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012

Gentlemen:

        Pursuant to your request, we have prepared estimates, as of October 31, 2002, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron USA Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The interest appraised consists of a 25-percent net profits interest in 17 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly comprised of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995. The SONAT property was subsequently acquired by Amerada Hess Corporation (Amerada Hess) effective January 1, 1998. Another of the Pennzoil Subject Properties was acquired by Devon Energy Production Co. (Devon) effective December 29, 1999. Chevron and Texaco merged on October 9, 2001. As a result of the merger, Texaco became a wholly owned subsidiary of Chevron Corporation and Chevron Corporation changed its name to ChevronTexaco Corporation (ChevronTexaco). These companies mentioned herein are hereinafter referred to as the Owners. The Managing Partner of the Trust Partnership is ChevronTexaco.

        Information used in the preparation of this report was obtained from the Owners. During this investigation, we consulted freely with the officers and employees of the Owners and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by the Owners with respect to property interests owned by the Trust Partnership, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the Subject Properties. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2002 Petroleum Information/Dwights LLC.

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

        Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 2002. Combined net reserves are defined as those reserves remaining after deducting royalties and interests owned by others from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership. Gas volumes are expressed as sales-gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure base of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

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

  Proved—Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

  Developed—Reserves that are recoverable from existing wells with current operating methods and expenses.

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

  Undeveloped—Reserves that are recoverable from additional wells yet to be drilled.

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

        All of the proved reserves estimated herein are classified as proved developed. There are no proved undeveloped reserves for the properties evaluated in this report.

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

        The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 12 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 5 leases to which no reserves have been assigned. Devon owns an interest in one of the productive properties. Pennzoil owns an interest in one of the leases to which no reserves have been assigned. Amerada Hess and Amoco own an interest in one property each, but only the Amerada Hess property is productive. ChevronTexaco owns an interest in the remaining 13 properties.

        The reserves volumes and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the "Combined Interests," defined herein as the Trust Partnership Interests and the interests retained in the Subject Properties by ChevronTexaco, Pennzoil, Amerada Hess, Amoco, or Devon. Net reserves attributable to the Trust Partnership Interests were estimated by allocating to the Trust Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. The formula used to estimate the net reserves attributable to the Trust Partnership Interest is as follows:

Trust Partnership Interest net reserves	=	Trust Partnership Interest future net revenue Combined future gross revenue	×	Combined net reserves

This formula was applied separately to the Pennzoil, Amerada Hess, Amoco, and Devon groups of properties and then to the ChevronTexaco (remaining properties) group; the results were then added together to obtain the total reserves for the Trust Partnership Interest. Because the net reserves volumes attributable to the Trust Partnership Interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Trust Partnership Interest will vary if different future price and cost assumptions are used. Trust Partnership Interest net revenue and net reserves estimates included in this report have been estimated from reserves and revenue attributable to the Combined Interests using procedures and calculation methods as specified by ChevronTexaco and represented by ChevronTexaco to be in accordance with the Conveyance of Overriding Royalty Interests.

        Units have been formed for several common reservoirs that underlie the Subject Properties and adjacent leases. In those cases, the estimated gross reserves of the entire reservoir are shown and the resulting combined Trust Partnership and ChevronTexco, Pennzoil, Amerada Hess, Amoco, or Devon interests in the reservoir unit are used to estimated these Combined Interests net reserves.

        Data available from wells drilled on the appraised properties through October 2002 were used in estimating gross ultimate recovery. Gross production through October 31, 2002, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves.

        Net proved reserves attributable to the Trust Partnership Interest, as of October 31, 2002, are estimated as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves
Reserves as of October 31, 2001	405,863	2,419,142
Revisions of Previous Estimates	91,388	(389,064)
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	137,703	248,749
Production	(166,081)	(248,794)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2002	468,873	2,030,033
Proved Developed Reserves
Reserves as of October 31, 2001	405,591	2,408,306
Reserves as of October 31, 2002	468,873	2,030,033

        Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interest. These monthly values for the aggregate of the combined interest in the Subject Properties were reduced by a trust overhead charge furnished by ChevronTexaco. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by ChevronTexaco beginning in January 2003. The future accrual or escrow amounts for each of the five groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by ChevronTexaco. Interest on the balance of the accrued capital and abandonment costs at the rate of 1.24 percent per year as specified by ChevronTexaco was credited monthly. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the five groups of the properties (ChevronTexaco, Pennzoil, Amerada Hess, Amoco, and Devon). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 1.24 percent per year as specified by ChevronTexaco. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax expenses were not taken into account in estimating future net revenue and present worth. No deductions were made in the foregoing reserves estimates for any outstanding production payments.

        Revenue values in this report were estimated using the initial prices and costs provided by ChevronTexaco. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). These guidelines require the use of prices for oil and condensate in effect on October 31, 2002. The following assumptions were used for estimating future prices and costs:

  Oil and Condensate Prices

    Oil and condensate prices furnished by ChevronTexaco were prices in effect on October 31, 2002, and were used as initial prices with no increases based on inflation. The initial oil and condensate prices were furnished by ChevronTexaco.

  Natural Gas Prices

    Initial gas prices furnished by ChevronTexaco were prices in effect on October 31, 2002. These initial prices were held constant for the life of the properties.

  Operating and Capital Costs

    Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2002 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the four leases which are considered depleted and to which no reserves have been assigned.

        A summary of estimated revenue and costs attributable to the Combined Interests in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 2002, is as follows:

	Properties
	ChevronTexaco	Pennzoil	Amerada Hess	Amoco	Devon	Total
Combined Interests
Future Gross Revenue ($)	120,903,216	0	299,033	0	1,209,036	122,411,285
Operating Costs ($)	(25,822,546)	0	(234,522)	0	(142,350)	(26,199,418)
Capital Costs ($)(1)	(26,071,706)	0	(337,210)	0	(379,250)	(26,788,166)
Future Net Revenue ($)	69,008,964	0	(272,699)	0	687,436	69,423,701
Cost Escrow as of 10-31-02 ($)	18,486,347	0	421,732	0	266,125	19,174,204
Interest Credit on Accrued Balance ($)	1,354,787	0	11,723	0	35,258	1,401,768
Interest on Deficit ($)	(8,693)	0	(31)	0	(143)	(8,867)
Overhead ($)	(5,224,433)	0	(26,441)	0	(52,870)	(5,303,744)
Revenue Subject to Net Profit Interest ($)	83,616,972	0	134,284	0	935,806	84,687,062
Trust Partnership Interest
Future Net Revenue ($)(2)	20,904,211	0	33,563	0	233,925	21,171,699
Present Worth at 10 Percent ($)(2)	15,848,237	0	29,336	0	172,677	16,050,250

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

        Spot domestic natural gas prices and crude oil prices generally decreased in the first six months of 2002 and increased in the second half of 2002 and significantly increased in the beginning of 2003.

        It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

Gas Marketing

        During 2002, gas sales by the Working Interest Owners under a contract with Texaco Natural Gas, Inc. ("TNGI") and Dynegy Inc. ("Dynegy"), an affiliate of ChevronTexaco, accounted for 23% and 61%, respectively, of total gas revenues from the Royalty Properties.

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

        West Cameron 643.    West Cameron 643 contributed approximately 16% of the revenues from gas sales from the Royalty Properties in 2002. The average price received for natural gas from all of the Working Interest Owner's purchasers on West Cameron 643 during 2002 was $3.22 per Mcf and the price received for January 2003 was $4.26 per Mcf. During 2002 and through February 28, 2003, the gas from West Cameron 643 was sold to Texaco Natural Gas Inc. ("TNGI"), a wholly owned affiliate of TEPI. During this period TNGI purchased natural gas from TEPI and resold such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI paid TEPI for the gas production were based on the actual sale prices TNGI received from its third-party customers less actual transportation cost, if any, that TNGI paid to a transporting pipeline. TEPI's proceeds were based on 100% of the actual resale price of the gas, less actual transportation.

        East Cameron 371/381.    East Cameron 371/381 contributed approximately 7% of the revenues from gas sales from the Royalty Properties in 2002. The average price received for natural gas from all of the Working Interest Owner's purchasers on East Cameron 371/381 during 2002 was $2.98 per Mcf, and the price received for January 2003 was $5.01 per Mcf. The natural gas from East Cameron 371/381 is currently committed to TNGI on terms similar to gas committed from West Cameron 643.

        Ship Shoal 182/183.    Ship Shoal 182/183 contributed approximately 29% of the revenues from gas sales from the Royalty Properties in 2002. The average price received for natural gas from all of the Working Interest Owner's purchasers on Ship Shoal 182/183 during 2002 was $2.92 per Mcf and the estimated price received for January 2003 was $4.34 per Mcf. The gas from Ship Shoal 182/183 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

        Eugene Island 339.    Eugene Island 339 contributed approximately 19% of the revenues from gas sales from the Royalty Properties in 2002. The average price received for natural gas from all of the Working Interest Owner's purchasers on Eugene Island 339 during 2002 was $2.82 per Mcf and the estimated price received for January 2003 was $5.31 per Mcf. The gas from Eugene Island 339 is committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index.

Oil Marketing

        Crude oil purchases by ChevronTexaco, accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2002.

        During 2002 and through February 2003, Equiva Trading Company (Texaco's crude marketing joint venture) purchased crude oil pursuant to TEPI's tendering program based on the prices TEPI received from third parties under a competitive bidding procedure. Average monthly prices for fiscal 2002 ranged from $16.01 per barrel to $30.14 per barrel. The average crude oil price under this arrangement for January 2003 production was approximately $27.50 per barrel.

        The Supply and Distribution Department of Chevron purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 2002 ranged from $16.01 per barrel to $30.14 per barrel. The average price of crude oil sold under this arrangement for January 2003 was approximately $27.50 per barrel.

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

Regulation—General

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

FERC Regulation

        In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant, it does so pursuant to private contracts in direct competition with all other sellers, such as the Working Interest Owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs of gathering assets," may have the adverse effect of increasing the cost of doing business on some in the industry. In 1996, the FERC issued a Statement of Policy regarding its jurisdiction under the NGA and the Outer Continental Shelf Lands Act ("OCSLA") over new natural gas facilities and services on the Outer Continental Shelf ("OCS"). Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. Recently, in addition to the traditional factors, the FERC has added another factor to be considered for purposes of identifying the demarcation point between gathering and transportation on OCS pipeline systems, i.e., whether the system contains a centralized aggregation point where gas supplies are delivered by multiple small diameter lines for aggregation and subsequent delivery onshore through a larger diameter pipeline. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In Order No. 637-A, the FERC made certain clarifying adjustments to the regulations promulgated in Order No. 637. On appeal, Order Nos. 637, 637-A and 637-B were generally upheld by the U.S. Court of Appeals for the District of Columbia Circuit, but remanded to the commission on a limited number of district issues. The Commission has attempted to resolve some of the remanded issues, Regulation of Short-Term Natural Gas Transportation Services, Etc., 101 FERC para. 61,127 (2002), some of which may be subject to further review in a U.S. Court of Appeals. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. On April 10, 2000, the FERC issued Order No. 639 which established new regulations under the OCSLA applicable to natural gas pipelines operating on the OCS. The new regulations require non-exempt OCS gas service providers to file with the FERC information regarding their affiliations and the rates and terms pursuant to which they provide service to each and every shipper. The stated purpose of the reporting requirements is to assist FERC and interested persons in determining whether OCS gas service providers are complying with the open access and nondiscrimination requirements of the OCSLA and enable shippers that are subject to discrimination and anti-competitive practices to bring such practices to the FERC's attention and seek remedial action. In Order No. 639-A, the FERC clarified and modified certain of the regulations. On January 11, 2002, the United States District Court for the District of Columbia ruled that the reporting requirements adopted in Order No. 639, et. seq., were in excess of the FERC's statutory authority and on this basis enjoined enforcement of the regulations. Williams Companies, Inc. v FERC, C.A. No. 01-1976 (RCL) (Order and Memorandum Opinion issued January 11, 2002). The decision has been appealed by the FERC and certain other parties to the United States Court of Appeals for the District of Columbia Circuit. Williams Companies, et. al. V. FERC (Case No. 02-5056). As to all of these recent FERC initiatives, the Working Interest Owners have advised the Trust that the ongoing or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

State and Other Regulation

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

        Natural gas pipeline facilities used for the transportation of natural gas in interstate commerce are subject to Federal minimum safety requirements. These requirements, however, are not applicable to, inter alia,: (1) onshore gathering facilities outside: (i) the limits of any incorporated or unincorporated city, town, or village; and (ii) any designated residential or commercial area; or (2) pipeline facilities on the Outer Continental Shelf ("OCS") upstream of the point at which operating responsibility transfers from a producing operator to a transporting operator. See 49 C.F.R. § 192.1(b). We are informed that the Royalty Properties are located in Federal waters on the OCS. The standards governing pipeline safety have undergone recent changes and it is possible that future changes in the regulations and statutes may occur which may increase the stringency of the standards or expand the applicability of the standards to facilities not currently covered.

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

        The Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. Factors that contribute to price fluctuation include, among others:

  •
  political conditions worldwide, in particular political disruption, war and other armed conflict in oil producing regions such as Iraq;
  •
  worldwide economic conditions;
  •
  weather conditions;
  •
  the supply and price of foreign natural gas;
  •
  the level of consumer demand;
  •
  the price and availability of alternative fuels;
  •
  the proximity to, and capacity of, transportation facilities; and
  •
  the effect of worldwide energy conservation measures.

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

        As discussed more completely under Item 3 of this Form 10-K, the Trust has filed suit against the prior Working Interest Owner of East Cameron 371. The Trust cannot predict the amount, if any, or the timing, if ever, for any recovery relating to these claims. Although these claims could be significant if recovered, they would be payable only to holders of the Trust's Units at the time of distribution.

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

        Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimates of reserves and estimated future revenues to be too high.

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

  •
  historical production from the area compared with production rates from similar producing areas;
  •
  the assumed effect of governmental regulation; and
  •
  assumptions about future commodity prices, production and development costs, severance and excise taxes, and capital expenditures.

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

        The occurrence of drilling, production or transportation accidents and other natural disasters at any of the Royalty Properties will reduce Trust distributions by the amount of uninsured costs. These occurrences include blowouts, cratering, explosions and other environmental damage. Offshore activities are also subject to a variety of additional operating risks, such as hurricanes and other weather disturbances. These accidents may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable to the Trust.

        The operations of the working interest owner are subject to extensive governmental regulation.

        Offshore oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations.

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

        The Trust will be terminated and the Trustees must sell the Royalty if holders of a majority of the Units approve the sale or vote to terminate the Trust, or if the total future net revenues attributable to the Royalty, determined by the independent reserve engineer as of December 31 of the prior year, are less than $2 million. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit holders and Unit holders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all Unit holders. For a more complete description of these matters, see "—Termination of the Trust" under Item 1 of this Form 10-K.

        Trust assets are depleting assets and, if the Working Interest Owners or other operators of the Royalty Properties do not perform additional development projects, the assets may deplete faster than expected.

        The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to Unit holders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a Units. Please see the section entitled "—Description of the Units—Federal Income Tax Matters" under Item 1 of this Form 10-K.

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

Item 3. Legal Proceedings.

        On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against TEPI as the then-current Working Interest Owner of East Cameron 371 lease to account for its payment of the Trust's overriding royalty interest in this lease. The case is currently pending in the United States District Court of the Southern District of Texas, Houston Division, and discovery is ongoing. The Trust believes that TEPI improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believes are attributable to TEPI's separate operations on an offsetting lease.

        In connection with the foregoing litigation, TEPI has also asserted a counterclaim for overpayment of $880,632 prior to and during the third quarter of 1999. TEPI has claimed that these costs should have been allocated to the Trust. This counterclaim has been asserted notwithstanding Texaco's own internal audit and revisions relating to the same periods in 1998 and described in the Trust's Form 10-K for the year ended December 31, 1999 and 1998. The Trustees are currently reveiwing the facts relating to this alleged overpayment due to Texaco accounting errors. Chevron has notified the Corporate Trustee that it currently does not intend to withhold revenues from production of East Cameron 371/381 in connection with this counterclaim. The Corporate Trustee cannot predict the likelihood that this claim will actually succeed or the actual extent of this purported accounting error by Texaco.

        A preliminary mediation regarding these matters is currently scheduled for April 2003. The Trust cannot predict the amount, if any, or the timing if ever, for any recovery relating to these claims. However, such claims may be significant if recovered and would be payable only to holders of the Trust's Units at the time of distribution.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Trust Units are traded on the Nasdaq SmallCap Market effective August 31, 2001. Previously in 2001 the Trust Units were traded on the OTC Bulletin Board. The Trust Units were also traded on pink sheets. At March 11, 2003, the 4,751,510 Units outstanding were held by 1,628 Unit holders of record. The high and low sales price as reported by the Nasdaq SmallCap Market, and distributions for each quarter for the years ended December 31, 2002 and 2001, were as follows:

Quarter	High	Low	Distribution
2002:
Fourth	$3.700	$3.500	$.075843
Third	2.600	2.600	.129875
Second	3.000	2.800	.076805
First	5.510	5.350	.000000
2001:
Fourth	$7.400	$4.000	$.043064
Third	7.100	5.005	.238573
Second	8.375	6.500	.277451
First	8.125	5.025	.336105

        Sales prices on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Royalty income	$2,166,927	$4,493,163	$7,400,311	$2,953,377	$5,773,114
Distributable income	$1,342,411	$4,253,517	$7,464,492	$2,735,446	$5,501,938
Distributions per Unit	$0.282523	$0.895193	$1.570973	$.575699	$1.157932
Total assets	$1,945,413	$1,404,167	$4,191,170	$3,823,891	$3,520,190

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

        The reserve amount at December 31, 2001 and 2002 was $978,971 and $1,392,605 respectively. During the first quarter of 2001 and the first quarter of 2002, the Trust used $138,513 and $55,053, respectively, from the Trust's cash reserve account to pay the Trust's general and administrative expenses when insufficient Royalty income was received by the Trust.

Operations

Years 2002 and 2001

        Royalty income decreased approximately 51% from $4,493,163 in 2001 to $2,166,927 in 2002 primarily due to a decrease in gas revenues and crude oil and condensate revenues as discussed below, as well as the significant increase in capital expenditures in 2002 as discussed below.

        For 2002, the Trust had an undistributed net income of approximately $65,181 compared to undistributed net income of approximately $126,038 in 2001. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Gas revenues decreased approximately 71% from $9,387,502 in 2001 to $2,704,624 in 2002, due to a 46% decrease in gas volumes from 1,797,704 Mcf in 2001 to 975,639 Mcf in 2002. The decrease in gas revenue was also due to a 47% decrease in the average price received for natural gas from $5.22 per Mcf in 2001 to $2.77 Mcf in 2002. The decrease in gas volumes was primarily attributable to low production on the "B" platform and the "A" well on the West Cameron 643 property during the first quarter of 2002 due to a Columbia Gulf Gas pipeline leak and resulting shut-in of the "A" well in late 2001. Decrease in volumes is also due to natural field declines and high water production.

        The Working Interest Owners of the Ship Shoal 182/183, the East Cameron 371/381 and the East Cameron 353 properties respectively have advised the Trust that, as of October 31, 2002, approximately 65,050 Mcf, 4,483 Mcf and 2,075 Mcf respectively had been overtaken by the Working Interest Owners from these properties. In addition, the Working Interest Owners of the Eugene Island 338/339 and the West Cameron 643 properties respectively have advised the Trust that, as of October 31, 2002, approximately 46,915 Mcf and 13,181 Mcf respectively had been undertaken by the Working Interest Owners from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 8 in the Notes to Financial Statements have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $5,000 in 2002 related to this imbalance. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. At December 31, 2002 the remaining amount of the Trust's share of this settlement was approximately $13,700. Devon, the current Working Interest Owner, has advised the Trust that future Royalty income attributable to all of the Royalty Properties owned by Devon will be used to offset the Trust's share of such settlement amounts. Based on current production, prices and expenses for the Royalty Properties owned by Devon, it is estimated that Royalty income attributable to such properties will be recovered by Devon during the first quarter of 2003.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased approximately 15% from $17,862,093 in 2001 to $15,163,810 in 2002, due primarily to a 18% decrease in crude oil and condensate prices from $27.94 in 2001 to $22.83 in 2002. The decrease in average price received was partially offset by a 4% increase in crude oil and condensate volumes from 639,219 barrels in 2001 to 664,323 barrels in 2002.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners decreased approximately 20% from $4,313,886 in 2001 to $3,444,000 in 2002.

        Capital expenditures paid by the Working Interest Owners increased approximately 75% from $4,354,992 in 2001 to $7,622,220 in 2002, due primarily to the costs associated with major rig workovers on the Ship Shoal 182/183 in the first quarter of 2002, and costs associated with Ship Shoal 182/183 drilling program in the fourth quarter 2002.

Special Cost Escrow Account

        The special cost escrow account is an account of the working interest owners and it is described herein for information purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account, approximately $74,000 in 2002, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In the first quarter of 2003, there was a net credit of funds to the Special Cost Escrow Account of approximately $421,453.

        In 2002, the Working Interest Owners released a net amount to the trust of approximately $677,052 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2002, approximately $4,793,000 remained in the Special Cost Escrow Account.

        In 2001, the Working Interest Owners released a net amount to the trust of approximately $2,233 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2001, approximately $5,413,000 remained in the Special Cost Escrow Account.

        In 2000, the Working Interest Owners released a net amount to the trust of approximately $166,396 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2000, approximately $5,375,000 remained in the Special Cost Escrow Account.

        Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

Summary By Property

        Listed below is a summary of 2002 operations as compared to 2001 of the four principal Royalty Properties based on gross revenues generated.

Eugene Island 339

        Eugene Island 339 crude oil revenues increased from $5,309,586 in 2001 to $5,629,870 in 2002 primarily due to an increase in volumes from 190,237 in 2001 to 247,358 in 2002. This increase in the volumes was partially offset by a decrease in average crude oil price from $27.91 per barrel in 2001 to $22.76 in 2002. Gas revenues decreased from $787,465 in 2001 to $577,052 in 2002 primarily due to a decrease in the average price received for natural gas from $5.61 per Mcf in 2001 to $2.82 in 2002. The decrease in average price was partially offset by an increase in gas volumes from 154,083 Mcf in 2001 to 220,821 Mcf in 2002. Capital expenditures increased from $672,917 in 2001 to $1,320,690 in 2002 and operating expenses decreased from $1,363,393 in 2001 to $557,099 in 2002.

        As discussed under Item 1 in "—Description of the Royalty Properties—Reserves," the Working Interest Owner has advised the Trust that as of October 31, 2002 there was an undertake imbalance position of approximately 46,915 Mcf (11,729 Mcf net to the Trust) on this property. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. (See Note 3 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding the Trust's revenue recognition policy.)

Ship Shoal 182/183

        Ship Shoal 182/183 crude oil revenues decreased from $11,574,344 in 2001 to $8,961,191 in 2002, partially due to a decrease in the average crude oil price from $27.86 per barrel in 2001 to $22.85 per barrel in 2002. Additionally, crude oil production decreased from 415,393 barrels in 2001 to 392,103 barrels in 2002. Gas revenues decreased from $2,121,423 in 2001 to $767,774 in 2002 due to a decrease in gas volumes from 422,322 Mcf in 2001 to 271,979 Mcf in 2002. Additionally, the average natural gas sales price decreased from $5.23 per Mcf in 2001 to $2.92 in 2002. The decrease in gas volumes was in part the result of disappointing results from I-1 well, as well as reduced production in the B-13 well and E-10 wells in the third quarter. Capital expenditures increased from $2,262,402 in 2001 to $6,992,278 in 2002 due primarily to the costs associated with the I-1 development well in the first quarter and in the fourth quarter of 2002 for the drilling of the new I-2 and I-3 wells that came on line in August and September respectively. Operating expenses increased from $1,490,429 in 2001 to $1,665,727 in 2002.

        The Working Interest Owner has advised the Trust that approximately 65,050 Mcf remained overtaken by the Working Interest Owner from this property as of October 31, 2002. The Trust's share of this overtake position is approximately 16,263 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance.

West Cameron 643

        West Cameron 643 gas revenues decreased from $3,611,559 in 2001 to $396,327 in 2002 due primarily to a decrease in gas volumes from 649,815 Mcf in 2001 to 122,912 Mcf in 2002. The decrease in gas volumes was primarily attributable to low production on the "B" platform and the "A" well during the first quarter of 2002 due to a Columbia Gulf Gas pipeline leak in 2001. Decrease in volumes is also due to natural field declines and high water production. Additionally, the average natural gas sales price decreased from $5.56 per Mcf in 2001 to $3.22 per Mcf in 2002. Operating expenses decreased from $1,090,855 in 2001 to $899,209 in 2002, capital expenditures decreased from $1,314,444 in 2001 to a revenue amounting to ($772,580) in 2002. This revenue in 2002 was due to the fact that approximately 26% of historic platform "B" capital costs were charged out to Columbia Gas.

East Cameron 371/381

        East Cameron 371/381 gas revenues decreased from $880,906 in 2001 to $218,173 in 2002 due primarily to a decrease in gas volumes from 160,249 Mcf in 2001 to 79,171 Mcf in 2002. Crude oil revenues decreased from $191,256 in 2001 to $84,927 in 2002 due primarily to a decrease in crude oil and condensate volumes. Capital expenditures increased from ($1,259) in 2001 to $3,028 in 2002 and operating expenses increased from $88,276 in 2001 to $147,671 in 2002.

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

Natural Gas and Gas Products

        Gas revenues decreased approximately 31% from $13,546,159 in 2000 to $9,387,502 in 2001, due primarily to a 56% decrease in gas volumes from 4,126,774 Mcf in 2000 to 1,797,704 Mcf in 2001. The decrease in gas volumes was partially offset by a 59% increase in the average price received for natural gas from $3.28 per Mcf in 2000 to $5.22 Mcf in 2001. The decrease in gas volumes was primarily attributable to no production on the "B" platform during the fourth quarter of 2001 due to a drilling problem that ended in October and the shutting of the "A" well from September 2001 into the beginning of 2002 due to a Columbia Gulf Gas pipeline leak.

        Chevron advised the Trust that as of October 31, 2001 approximately 5,281 Mcf had been overtaken by Chevron from the Eugene Island 339 property. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $2,300 in 2001 related to this imbalance.

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, of which approximately $667,800 had been recovered from the Trust as of October 31, 2001, including $126,000 and $95,200 during 2001 and 2000, respectively.

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

Eugene Island 339

        Eugene Island 339 crude oil revenues decreased from $6,191,903 in 2000 to $5,309,586 in 2001 primarily due to an increase in the average crude oil price from $26.55 per barrel in 2000 to $27.91 in 2001. This increase in the average crude oil price was partially offset by a decrease in volumes from 233,238 in 2000 to 190,237 in 2001. Gas revenues decreased from $955,685 in 2000 to $787,465 in 2001 primarily due to a decrease in gas volumes from 302,198 Mcf in 2000 to 154,083 Mcf for the same period in 2001. The decrease in gas volumes was due primarily to natural production decline on this property including wells watering out. This decrease in gas sales was partially offset by an increase in the average price received for natural gas from $3.34 per Mcf in 2000 to $5.61 in 2001. Capital expenditures decreased from $1,051,436 in 2000 to $672,917 in 2001 and operating expenses slightly increased from $1,352,647 in 2000 to $1,363,393 in 2001.

        The Working Interest Owner advised the Trust that as of October 31, 2001 there was an overtake imbalance position of approximately 5,281 Mcf (1,320 Mcf net to the Trust) on this property.

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

        The Working Interest Owner advised the Trust that approximately 68,778 Mcf remained overtaken by the Working Interest Owner from this property as of October 31, 2001. The Trust's share of this overtake position is approximately 17,195 Mcf.

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

	Royalty Properties Year Ended December 31,(1)
	2002	2001	2000
Crude oil and condensate (bbls)	664,323	639,219	794,154
Natural gas and gas products (Mcf)	975,639	1,797,704	4,126,774
Crude oil and condensate average price, per bbl	$22.83	$27.94	$27.75
Natural gas average price, per Mcf (excluding gas products)	$2.88	$5.37	$3.28
Crude oil and condensate revenues	$15,163,810	$17,862,093	$22,040,283
Natural gas and gas products revenues	2,704,624	9,387,502	13,546,159
Production expenses	(4,025,110)	(4,441,728)	(4,666,695)
Capital expenditures	(7,622,220)	(4,354,992)	(1,600,483)
Undistributed net loss (income)(2)	(260,737)	(504,150)	(380,643)
(Provision for) Refund of escrowed special costs.	2,708,208	25,724	665,583
Net Proceeds	$8,668,575	$17,974,449	$29,604,204
Royalty interest	x25%	x25%	x25%
Partnership share	$2,167,144	$4,493,612	$7,401,051
Trust interest	x99.99%	x99.99%	x99.99%
Trust share	$2,166,927	$4,493,163	$7,400,311

(1)
Amounts represent actual production for the twelve-month period ending on October 31 of each year, respectively.

(2)
Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carry forward. As of December 31, 2002, the loss carry forward was $54,667 ($13,667 net to the Trust).

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Reference is made to Item 1 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Trustees and Unit Holders of TEL Offshore Trust:

        We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2002 and 2001, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2002 and 2001, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2002, on the comprehensive basis of accounting described in Note 3.

DELOITTE & TOUCHE LLP
Houston, Texas
March 21, 2003

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$1,752,973	$1,183,592
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,075,215 and $28,047,080 at December 31, 2002 and 2001, respectively	192,440	220,575

Total assets	$1,945,413	$1,404,167

Liabilities and Trust Corpus
Distribution payable to Unit holders	$360,368	$204,621
Reserve for future Trust expenses	1,392,605	978,971
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2002 and 2001)	192,440	220,575

Total liabilities and trust corpus	$1,945,413	$1,404,167

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2002	2001	2000
Royalty income	$2,166,927	$4,493,163	$7,400,311
Interest income	10,789	87,812	65,844

	2,177,716	4,580,975	7,466,155
General and administrative expenses	(630,018)	(465,971)	(268,422)
(Increase) Decrease in reserve for future Trust expenses	(205,287)	138,513	266,759

Distributable income	$1,342,411	$4,253,517	$7,464,492

Distributions per Unit (4,751,510 Units)	$0.282523	$0.895193	$1.570973

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2002	2001	2000
Trust corpus, beginning of year	$220,575	$269,081	$367,768
Distributable income	1,342,411	4,253,517	7,464,492
Distributions to Unit holders	(1,342,411)	(4,253,517)	(7,464,492)
Amortization of overriding royalty interest	(28,135)	(48,506)	(98,687)

Trust corpus, end of year	$192,440	$220,575	$269,081

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

        On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged (the "Merger") with and into Texaco Inc., a Delaware corporation ("Texaco"), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger (ChevronTexaco Corporation is referred to herein as "ChevronTexaco"). Accordingly, references herein to Chevron and Texaco are properties or entities each now controlled by subsidiaries of ChevronTexaco.

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

        Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; and Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002).

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

          (c)  the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. The reserve amount at December 31, 2000 was $1,117,484. During the second quarter of 2000, the Trust used $266,759 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust. At December 31, 2001 the reserve amount was $978,971. During the first quarter of 2001, the Trust used $138,513 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust. At December 31, 2002 the reserve amount was $1,392,605. During the first quarter of 2002, the Trust used $55,053 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust.

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

        Crude oil sales to Chevron accounted for approximately 77% and 96% of crude oil revenues from the Royalty Properties during 2001 and 2000, respectively. Sales to Texaco accounted for approximately 1%

and 4% of crude oil revenues from the Royalty Properties during 2001, and 2000, respectively. As of October 9, 2001 Chevron Corporation merged with Texaco, and the Royalty Properties owned by TEPI were assigned to Chevron on May 1, 2002. Crude oil sales to the ChevronTexaco properties added together accounted for approximately 99% of crude oil revenues from the Royalty Properties during 2002. Sales to ChevronTexaco accounted for approximately 84% of total gas revenues from the Royalty Properties during 2002.

        The Trust's share of Royalty income was reduced by approximately $219,000, $277,000 and $325,000 in 2002, 2001 and 2000, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

        In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations or cash flows.

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

(5) Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account, approximately $74,000, $250,000 and $333,000 for 2002, 2001 and 2000, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2002, 2001 and 2000, approximately $4,793,000, $5,413,000 and $5,375,000 respectively, remained in the Special Cost Escrow Account. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs.

        The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In the first quarter of 2003, there was a net credit of funds to the Special Cost Escrow Account of approximately $421,453. Deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

        In 2002, 2001 and 2000 respectively the Working Interest Owners released a net amount of approximately $677,052, $2,233 and $166,396 respectively from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

(6) Federal Income Tax Matters

        The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each unitholder will be treated as owning an interest in the Partnership.

(7) Commitments and Contingencies

        During 1994, the Working Interest Owner on the Eugene Island 348 property, settled a gas imbalance on that property for approximately $2,696,000. At December 31, 2002 the remaining amount of the Trust's share of this settlement was approximately $13,700.

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

        In connection with the foregoing litigation, TEPI has also asserted a counterclaim for overpayment of $880,632 prior to and during the third quarter of 1999. TEPI has claimed that these costs should have been allocated to the Trust. This counterclaim has been asserted notwithstanding Texaco's own internal audit and revisions relating to the same periods in 1998 and described in the Trust's Form 10-K for the year ended December 31, 1999 and 1998. The Trustees are currently reveiwing the facts relating to this alleged overpayment due to Texaco accounting errors. Chevron has notified the Corporate Trustee that it currently does not intend to withhold revenues from production of East Cameron 371/381 in connection with this counterclaim. The Corporate Trustee cannot predict the likelihood that this claim will actually succeed or the actual extent of this purported accounting error by Texaco.

        A preliminary mediation regarding these matters is currently scheduled for April 2003. The Trust cannot predict the amount, if any, or the timing if ever, for any recovery relating to these claims. However, such claims may be significant if recovered and would be payable only to holders of the Trust's Units at the time of distribution.

(8) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2002, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

        The reserve volumes and revenue values attributable to the Partnership's royalty interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership's royalty interest and the retained interest of the Working Interest Owners in the Royalty Properties. Net reserves attributable to the Partnership's royalty interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the subject properties based on the ratio of the Partnership's interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership's royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership's royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership's royalty interest are located in the United States. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $21.2 million as of October 31, 2002 based on the reserve study of Degolyer and MacNaughton.

        The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. The Working Interest Owners of the Ship Shoal 182/183, the East Cameron 371/381 and the East Cameron 353 properties respectively have advised the Trust that, as of October 31, 2002, approximately 65,050 Mcf, 4,483 Mcf and 2,075 Mcf respectively had been overtaken by the Working Interest Owners from these properties. In addition, the Working Interest Owners of the Eugene Island 338/339 and the West Cameron 643 properties respectively have advised the Trust that, as of October 31, 2002, approximately 46,915 Mcf and 13,181 Mcf respectively had been undertaken by the Working Interest Owners from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter, have been reduced by the Partnership's share of such imbalances. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $5,000 in 2002 related to such imbalances. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property and the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that sufficient gas reserves existed on the properties for under produced parties to recoup their share of the gas imbalance on the properties.

        Distributable income for the Partnership for the periods ended December 31, 2002, 2001 and 2000 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2002, 2001 and 2000, respectively.

(9) Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2002*:
Royalty income	$106,647	$822,605	$694,442	$543,233
Distributable income	—	$364,941	$617,102	$360,368
Distributions per Unit	—	$0.076805	$0.129875	$0.075843
2001*:
Royalty income	$1,518,643	$1,441,300	$1,031,826	$501,394
Distributable income	$1,597,004	$1,318,313	$1,133,580	$204,621
Distributions per Unit	$0.336105	$0.277451	$0.238573	$0.043064

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

Item 11. Executive Compensation.

        Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a) Security Ownership of Certain Beneficial Owners.

        The following information has been provided directly to the Corporate Trustee by Magnum Hunter.

Title of Class of Voting Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Units of Beneficial Interest	Magnum Hunter Resources, Inc. 600 East Las Colinas Blvd., Suite 1100 Irving, TX 75039	1,774,689	(2)	37%

(1)
Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2)
Bluebird Energy, Inc. ("Bluebird"), a wholly owned subsidiary of Magnum Hunter, directly owns 1,774,689 Units. Voting and dispositive power for these Units is shared between Magnum Hunter and Bluebird.

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

        Crude oil sales to ChevronTexaco accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2002. During 2002, gas sales by the Working Interest Owner under a contract with Texaco Natural Gas, Inc. ("TNGI") and Dynegy Inc. ("Dynegy"), an affiliate to ChevronTexaco, accounted for 23% and 61%, respectively, of total gas revenues from the Royalty Properties.

        The Trust's share of Royalty income was reduced by approximately $219,000 in 2002 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2002.

        Effective August 31, 1996, Chevron U.S.A. Inc.'s Natural Gas Business Unit and Warren Petroleum Company merged with Dynegy (formerly named NGC Corporation). As of February 28, 2002, Chevron Texaco owned approximately 26% of the voting stock of Dynegy and Chevron is currently obligated to sell substantially all of it the natural gas produced and owned or controlled by it in the lower 48 states to Dynegy. ChevronTexaco has advised the Trust that ChevronTexaco may assume some or all of this marketing function in the second quarter of 2003.

        On October 9, 2001, the stockholders of Chevron Corporation and Texaco approved the merger of the two companies to form ChevronTexaco Corporation. ChevronTexaco has advised that as of May 1, 2002, the oil and gas leases of TEPI on West Cameron 643 and Ship Shoal 371/381 were assigned to Chevron.

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

  •
  Under the terms of the Trust Agreement, the Trustees, including the Corporate Trustee, are entitled to, and in fact do rely, upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses, and (ii) the independent auditors with whom they have contracted with respect to audits of financial data provided by the managing general partner and working interest owners. Other than contracting independent auditors and reviewing the managing general partner's statements on a quarterly basis, the Trustees make no independent or direct verification of this financial information. The Conveyance also restricts access to and the review of confidential reserve data provided by working interest owners to the independent reserve engineer. While the Trustees have no reason to believe their reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) (1) Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages as indicated:

Page in This Form 10-K
Independent Auditors' Report	40
Statements of Assets, Liabilities and Trust Corpus	41
Statements of Distributable Income	41
Statements of Changes in Trust Corpus	41
Notes to Financial Statements	42

        (a) (2) Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

        (a) (3) Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference, JPMorgan Chase Bank is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association).

		SEC File or Registration Number	Exhibit Number
4(a)*
	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(a)
4(b)*
	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(b)
4(c)*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(c)
4(d)*	Amendments to TEL Offshore Trust Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(d)
4(e)*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(e)
10(a)*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	10(a)

10(b)*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(b)
10(c)*
	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(c)
10(d)*
	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10(d)
99.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this annual report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2003.

TEL OFFSHORE TRUST
By: JPMORGAN CHASE BANK, Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer
Signature		Date
JPMORGAN CHASE BANK, Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich, Vice President & Trust Officer	March 28, 2003
INDIVIDUAL TRUSTEES
	/s/ GEORGE ALLMAN, JR. George Allman, Jr., Individual Trustee	March 28, 2003
	/s/ GARY C. EVANS Gary C. Evans, Individual Trustee	March 28, 2003
	/s/ JEFFREY S. SWANSON Jeffrey S. Swanson, Individual Trustee	March 28, 2003

        The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided. In signing the report above, neither the Corporate Trustee nor the Individual Trustees imply that they perform any such function or that such function exists pursuant to the terms of the Trust Agreement under which they serve.

CERTIFICATION

I, Mike Ulrich certify that:

1. I have reviewed this annual report on Form 10-K of TEL Offshore Trust, for which JPMorgan Chase Bank acts as Corporate Trustee;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

  a)
  designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves any management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        In giving the foregoing certifications in paragraphs 4, 5 and 6, I have relied to the extent I consider reasonable on information provided to me by the working interest owners and the managing general partner of the TEL Offshore Trust Partnership, in which the registrant owns a 99.99% interest.

Date: March 28, 2003	/s/ MIKE ULRICH Mike Ulrich Vice President and Trust Officer JPMorgan Chase Bank