Form 10-Q
period 2003-03-31
TEL OFFSHORE TRUST
filed 2003-05-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-6910

TEL OFFSHORE TRUST
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation, or Organization)	76-6004064 I.R.S. Employer Identification No.)
JPMorgan Chase Bank Institutional Trust Services 700 Lavaca Street Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

Registrant's Telephone Number, Including Area Code: (512) 479-2562

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes                                 No X

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of May 14, 2003 — 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust's Form 10-K under "Business—Principal Trust Risk Factors." All subsequent written and oral forward- looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$1,459,144	$1,752,973
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,077,100 and $28,075,215, respectively	190,555	192,440

Total assets	$1,649,699	$1,945,413

Liabilities and Trust Corpus
Distribution payable to Unit holders.	$94,733	$360,368
Reserve for future Trust expenses	1,364,411	1,392,605
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	190,555	192,440

Total liabilities and Trust corpus	$1,649,699	$1,945,413

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Royalty income	$218,084	$106,647
Interest income	2,181	941

	220,265	107,588
Decrease in reserve for future Trust expenses	28,194	55,053
General and administrative expenses	(153,726)	(162,641)

Distributable income	$94,733	$0
Distributions per Unit (4,751,510 Units)	$.019937	$.000000

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Trust corpus, beginning of period	$192,440	$220,575
Distributable income	94,733	0
Distribution payable to Unit holders	(94,733)	0
Amortization of net overriding royalty interest	(1,885)	(1,659)

Trust corpus, end of period	$190,555	$218,916

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

SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; and Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; and Chevron with respect to West Cameron 643 and East Cameron 371/381on and after May 1, 2002).

Note 2 — Basis of Accounting

        The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and the successor by merger to the original name of the Corporate Trust, Texas Commerce Bank National Association) ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

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

        The Trust reviews net overriding royalty interest in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the periods presented.

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

Note 5 — Special Cost Escrow Account

        The special cost escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2003, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $421,000. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first quarter of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $414,000. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of March 31, 2003, approximately $5,226,307 remained in the Special Cost Escrow Account.

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

Note 6 — Expense Reserve

        The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2002 was $1,392,605. During the first quarter of 2002, the Trust used $55,053 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust. The reserve amount for 2003 was calculated to be $1,364,411.

Note 7 — Commitments and Contingencies

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, which has been entirely recovered from the Trust by the Working Interest Owner as of the first quarter of 2003.

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

        In connection with the foregoing litigation, TEPI has also asserted a counterclaim for overpayment of $880,632 prior to and during the third quarter of 1999. TEPI has claimed that these costs should have been allocated to the Trust. This counterclaim has been asserted notwithstanding Texaco's own internal audit and revisions relating to the same periods in 1998 and described in the Trust's Form 10-K for the year ended December 31, 1999 and 1998. The Trustees are currently reviewing the facts relating to this alleged overpayment due to Texaco accounting errors. Chevron has notified the Corporate Trustee that it currently does not intend to withhold revenues from production of East Cameron 371/381 in connection with this counterclaim. The Corporate Trustee cannot predict the likelihood that this claim will actually suceed or the actual extent of this purported accounting error by Texaco.

        A preliminary mediation regarding these matters was held in April 2003 but did not result in a settlement. Discovery is ongoing, and the claims are set for trial in fall of 2003. The Trust cannot predict the amount if any, or the timing if ever, for any recovery relating tho these claims. However, such claims may be significant if recovered and would be payable only to holders of the Trust's Units at the time of distribution.

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

Financial Review

Three Months Ended March 31, 2003 and 2002

        Distributions to Unit Holders for the three months ended March 31, 2003 amounted to $94,733 or $.019937 per Unit. There were no distributions for the three months ended March 31, 2002.

        Gas revenues increased $998,637, or 183%, to $1,544,042 in the first quarter of 2003 from $545,405 in the first quarter of 2002, primarily due to a 109% increase in the average price received for natural gas to $4.71 per Mcf in the first quarter of 2003 from $2.25 per Mcf in the first quarter of 2002. Additionally, gas volumes increased by 135% to 327,767 Mcf in the first quarter of 2003 from 242,603 Mcf in the first quarter of 2002.

        Crude oil and condensate revenues increased $4,991,702, or 180%, to $7,759,087 in the first quarter of 2003 as compared to $2,767,385 in the same period in 2002, primarily due to a 47% increase in the average price of crude oil and condensate from $18.65 per barrel in the first quarter of 2002 to $27.49 per barrel in the same quarter of 2003. Additionally, crude oil and condensate volume increased 90% to 282,262 barrels in the first quarter of 2003 from 148,409 barrels in the first quarter of 2002.

        The Trust's share of capital expenditures increased approximately $1,426,855, from $4,040,258 in the first quarter of 2002 to $5,467,113 in the first quarter of 2003. The increase in capital expenditures for the first quarter of 2003 related primarily to drilling of the new I-4 well and some residual costs from completion of I-2 and I-3 wells on the Ship Shoal 182/183 property, compared to capital expenditures for the same period in 2002 which were related to an upgrade of a pipeline pump panel and digital pressure controls for the I-1 development well on the Ship Shoal 182/183 property.

        For the first quarter of 2003, the Trust had undistributed net income of $35,227. Undistributed net loss represents negative Net Proceeds generated during the respective period. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

        In the first quarter of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the funds deposited was approximately $421,000, compared to a net release of funds into the Special Cost Escrow Account of approximately $414,000 net to the Trust in the first quarter of 2002. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2002 was $1,392,605. The reserve amount for 2003 was calculated to be $1,364,411.

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

Operational Review

Three Months Ended March 31, 2003 and 2002

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $2,104,381 in the first quarter of 2002 to $3,507,739 in the first quarter of 2003, primarily due to an increase in the average crude oil price from $18.70 per barrel in the first quarter of 2002 to $27.44 per barrel for the same period in 2003. In addition, there was an increase in crude oil production from 112,516 barrels in the first quarter of 2002 to 127,814 in the first quarter of 2003. The increase in crude oil production was due primarily to the I-2 and I-3 wells and to the new I-4 well completed in early January 2003. Gas revenues increased from $271,324 in the first quarter of 2002 to $284,590 in the first quarter of 2003 primarily due to an increase in the average natural gas sales price from $2.56 per Mcf in the first quarter of 2002 to $4.47 per Mcf for the same period in 2003. The increase in the average natural gas price was partially offset by a decrease in gas production from 105,917 Mcf in the first quarter of 2002 to 63,620 Mcf in the first quarter of 2003. The decrease in gas volumes resulted primarily from reduced production on the B-13 and B-10 wells along with decreasing field production. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures increased from $3,312,942 in the first quarter of 2002 to $5,352,519 in the first quarter of 2003 primarily due to a large capital outlay ($5.2 million) for drilling of the new I-4 well. For the first quarter of 2002, the capital expenditures related to an upgrade of pipeline pump panel and digital pressure controls for the I-1 development well. Operating expenses increased slightly from $378,797 in the first quarter of 2002 to $384,697 for the same period in 2003.

        Eugene Island 339 crude oil revenues increased from $517,255 in the first quarter of 2002 to $4,124,587 for the same period in 2003 due to an increase in volumes from 28,567 in the first quarter of 2002 to 150,000 barrels in the first quarter of 2003 due primarily to normalization after wells watered out affecting the first quarter of 2002, together with improved performance in 2003 after a workover of the B-1 well along with new B-7 and B-9 wells. In addition, the average crude oil price increased from $18.11 per barrel in the first quarter of 2002 to $27.50 per barrel in the first quarter of 2003. Gas revenues increased from ($31,065) in the first quarter 2002 to $303,275 in the first quarter of 2003 primarily due to a increase in natural gas volumes from 10,241 Mcf in the first quarter of 2002 to 52,500 Mcf in the first quarter of 2003 coupled with a ($81,640) estimate adjustment in 2002. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased from $316,587 in the first quarter of 2002 to $34,665 in the first quarter of 2003 due to a B-7 sidetrack workover and inspection program in the first quarter of 2002. Operating expenses decreased from $186,087 in the first quarter of 2002 to $112,852 in the first quarter of 2003 due to merger synergies.

        West Cameron 643 gas revenues increased from $44,611 in the first quarter of 2002 to $720,633 in the first quarter of 2003. This is due to the decrease in the average price received for natural gas from $2.38 per Mcf in the first quarter of 2002 to $4.50 per Mcf in the first quarter of 2003, and a significant increase in gas volumes from 18,726 Mcf in the first quarter of 2002 to 160,212 Mcf for the same period in 2003. The increase in volumes was primarily due to tubing workovers and stimulation work. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production are based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation. Operating expenses decreased from $237,678 in the first quarter of 2002 to $229,696 for the same period in 2003, and capital expenditures decreased from $377,397 in the first quarter of 2002 to $70,329 for the same period in 2003 due to capital expenditure normalization.

        East Cameron 371/381 crude oil revenues increased from $16,518 in the first quarter of 2002 to $28,253 in the first quarter of 2003 primarily due to a increase in the average crude oil price from $19.15 per barrel in the first quarter of 2002 to $30.71 per barrel in the first quarter of 2003. Also, crude oil production increased from 862 barrels in the first quarter of 2002 to 920 barrels for the same period in 2003. Gas revenues decreased from $57,043 in the first quarter of 2002 to $49,061 in the first quarter of 2003. This is due to a decrease in gas volumes from 19,142 Mcf in the first quarter of 2002 to 11,118 Mcf for the same period in 2003. The decrease in volumes was partially offset by a increase in the average price received for natural gas from $2.98 per Mcf in the first quarter of 2002 to $4.41 per Mcf in the first quarter of 2003. Capital expenditures were $0 in the first quarter of 2002 and were $4,509 in the first quarter of 2003. Operating expenses decreased from $54,909 in the first quarter of 2002 to $22,632 in the first quarter of 2003.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2002 future net revenues attributable to the Trust's royalty interests were estimated at $21.2 million. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 2002 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty

Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2003, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $421,000. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first quarter of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $414,000. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of March 31, 2003, approximately $5,226,307 remained in the Special Cost Escrow Account.

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

	Royalty Properties Three Months Ended March 31,(1)
	2003	2002
Crude oil and condensate (bbls)	282,262	148,409
Natural gas and gas products (Mcf)	334,462	265,847
Crude oil and condensate average price, per bbl	$27.49	$18.65
Natural gas average price, per Mcf (excluding gas products)	$4.71	$2.25
Crude oil and condensate revenues	$7,759,087	$2,767,385
Natural gas and gas products revenues	1,564,139	610,234
Production expenses	(1,262,649)	(515,604)
Capital expenditures	(5,467,113)	(4,040,258)
Undistributed net loss (income)(2)	(35,227)	(53,782)
(Provision for) Refund of escrowed special costs	(1,685,813)	1,658,657

Net Proceeds	$872,424	$426,632
Royalty interest	x25%	x25%

Partnership share	$218,106	$106,658
Trust interest	x99.99%	x99.99%

Trust share	$218,084	$106,467

(1)
The amounts for the three months ended March 31, 2003 and 2002 represent actual production for the periods November 2002 through January 2003, and November 2001 through January 2002, respectively.

(2)
Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of March 31, 2003, there was no loss carryforward.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2002. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(*) Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

			SEC File or Registration Number	Exhibit Number
4(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(a)
4(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended da December 31, 1992 of TEL Offshore Trust)	0-6910	4(b)
4(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(c)
4(d)*	—	Amendments to TEL Offshore Trust Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(d)
4(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective Offshore Trust)	0-6910	4(e)
10(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992, of TEL Offshore Trust)	0-6910	10(a)
10(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(b)
10(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(c)
10(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10(d)
99.1	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        A report on Form 8-K was filed with the Securities and Exchange Commission on April 24, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	JPMorgan Chase Bank, Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Date: May 14, 2003

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

CERTIFICATION

        I, Mike Ulrich, certify that:

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

Date: May 14, 2003	/s/ MIKE ULRICH Mike Ulrich, Vice President JPMorgan Chase Bank

QuickLinks

NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
TEL OFFSHORE TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATION