Form 10-Q
period 2003-06-30
TEL OFFSHORE TRUST
filed 2003-08-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-6910

TEL OFFSHORE TRUST
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation, or Organization)	76-6004064 I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Street Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

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

        As of August 14, 2003—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$2,941,865	$1,752,973
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,060,535 and $28,047,080, respectively	178,985	192,440

Total assets	$3,120,850	$1,945,413

Liabilities and Trust Corpus
Distribution payable to Unit holders.	$1,577,454	$360,368
Reserve for future Trust expenses	1,364,411	1,392,605
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	178,985	192,440

Total liabilities and Trust corpus	$3,120,850	$1,945,413

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Royalty income	$1,819,013	$822,605	$2,037,097	$929,252
Interest income	1,882	3,022	4,063	3,963

	1,820,895	825,627	2,041,160	933,215
Decrease (Increase) in reserve for future Trust expenses	(0)	(260,340)	28,194	(205,287)
General and administrative expenses	(243,441)	(200,346)	(397,167)	(362,987)

Distributable income	$1,577,454	$364,941	$1,672,187	$364,941

Distributions per Unit (4,751,510 Units)	$.331990	$.076805	$.351927	$.076805

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Trust corpus, beginning of period	$190,555	$218,916	$192,440	$220,575
Distributable income	1,577,454	364,941	1,672,187	364,941
Distribution payable to Unit holders	(1,577,454))	(364,941)	(1,672,187)	(364,941)
Amortization of net overriding royalty interest	(11,570)	(11,796)	(13,455)	(13,455)

Trust corpus, end of period	$178,985	$207,120	$178,985	$207,120

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

        On June 6, 2003 Anadarko Petroleum Corporation ("Anadarko") acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to a 25% Net Profit Interest property from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligations under the Conveyance with respect to said property.

        All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred.

        Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 and East

Cameron 371/381 from December 1, 1994 until May 1, 2002, and with respect to the same properties including West Cameron 643 and East Cameron 371/381 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; Texaco with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; and Anadarko with respect to East Cameron 354 on and after July 1, 2003.

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

        In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. The adoption of SFAS No. 143 did not have a material impact on our financial position, distributable income or distributions.

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

Note 5—Special Cost Escrow Account

        The special cost escrow is an account fo the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 2003, there was a net deposit of funds to the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $2,515,088. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first six months of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $596,836. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of June 30, 2003, approximately $7,308,088 remained in the Special Cost Escrow Account.

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

Note 6—Expense Reserve

        The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at June 30, 2003 was $1,364,411. The amount of $28,194 was released to Unit holders in the first quarter of 2003. The reserve amount at December 31, 2002 was $1,392,605. The amount of $205,287 was withheld from Unit holders in the second quarter of 2002 to maintain the cash reserve.

Note 7—Commitments and Contingencies

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, which was recovered entirely from the Trust by the Working Interest Owner prior to the second quarter of 2003.

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

        On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against TEPI as the then current Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust's overriding royalty interest in this lease. The case is currently pending in the United States District Court of the Southern District of Texas, Houston Division, and discovery is ongoing. The Trust believes that TEPI improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believes are attributable to TEPI's separate operations on an offsetting lease.

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

        A preliminary meditation regarding these matters was held in April 2003 but has not resulted in a settlement as of the date of this report. Discovery is ongoing, and the claims are set for trial in fall 2003. The Trust cannot predict the amount if any, or the timing if ever, for any recovery relating to these claims. However, such claims would be payable only to holders of the Trust's Units at the time of distribution.

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

Financial Review

Three Months Ended June 30, 2003 and 2002

        Distributions to Unit holders for the three months ended June 30, 2003 amounted to $1,577,454 or $.331990 per Unit as compared to $364,941 or $.076805 per Unit for the same period in 2002. The increase in distributable income for the second quarter of 2003 was primarily due to increases in both oil and gas prices and production volumes, as described below.

        Crude oil and condensate revenues increased $6,621,164, or 195%, to $10,016,865 in the second quarter of 2003 as compared to $3,395,701 in the same period in 2002, due in part to a 51% increase in the average price of crude oil and condensate from $21.64 per barrel in the second quarter of 2002 to $32.58 per barrel in the same period in 2003. Additionally, crude oil and condensate volumes increased 96% from 156,903 barrels in the second quarter of 2002 to 303,463 barrels in the second quarter of 2003.

        Gas revenues increased $4,099,314, or 857%, to $4,577,570 in the second quarter of 2003 from $478,256 in the second quarter of 2002, primarily due to a 154% increase in the average price received for natural gas to $6.13 per Mcf in the second quarter of 2003 from $2.41 per Mcf in the second quarter of 2002. Additionally, gas volumes increased by 549,265 Mcf to 747,306 Mcf in the second quarter of 2003 from 198,041 Mcf in the second quarter of 2002. The higher gas volumes were primarily due to a retroactive price adjustment as a result of previously understated production and production from the I-4 well which came online in January of 2003.

        The Trust's share of capital expenditures decreased approximately $2,596,672 or 446% from $582,635 in the second quarter 2002 to ($2,014,037) in the second quarter of 2003. The lower capital expenditures in the second quarter of 2003 were due primarily to a capital expenditure adjustment and reallocation of drilling costs associated with the drilling of the I-4 well.

        For the second quarter of 2003, the Trust's share of undistributed net income was $8,241. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). The undistributed net income for the second quarter of 2003 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

        In the second quarter of 2003, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $2,094,143, compared to a net release of funds from the Special Cost Escrow Account of $182,172 net to the Trust in the second quarter of 2002. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

Six Months Ended June 30, 2003 and 2002

        Distributions to Unit holders for the six months ended June 30, 2003 amounted to $1,672,187 or $.351927 per Unit as compared to $364,941 or $.076805 per Unit for the same period in 2002. The increase in distributable income for the first six months of 2003 was primarily due to increases in both oil and gas prices and production volumes, as described below.

        Crude oil and condensate revenues increased $11,612,865, or 188%, to $17,755,951 in the first six months of 2003 as compared to $6,163,086 in the same period in 2002, primarily due to a 93% increase in crude oil and condensate volumes from the first six months of 2002 to the same period in 2003. Crude oil volumes increased from 305,312 barrels in second quarter 2002 to 589,725 barrels in second quarter 2003. The increase in crude oil and condensate volumes along with the 49% increase in the average price of crude oil and condensate from $20.19 per barrel in the six months ended June 30, 2002 to $30.14 per barrel in the same period in 2003 account for the increase in revenues.

        Gas revenues increased $5,097,951 or 498%, to $6,121,612 in the six months ended June 30, 2003 from $1,023,661 in the same period in 2002, primarily due to a 145% increase in the average price received for natural gas to $5.69 per Mcf in the six months ended June 30, 2003 from $2.32 per Mcf in the six months ended June 30, 2002. This increase in average price together with a 144% increase in gas volumes to 1,075,073 per Mcf in the first six months of 2003 from 440,694 per Mcf for the same period in 2002 account for the increase in gas revenues.

        The Trust's share of capital expenditures decreased approximately $1,169,888, or 25% from $4,622,893 in the six months ended June 30, 2002 to $3,453,005 in the same period in 2003. This decrease was primarily due to an upgrade of a pipeline pump panel and digital pressure controls during 2002 on the Ship Shoal 182/183 property.

        For the first six months of 2003, the Trust's share of undistributed net income was $43,468. The undistributed net income for the second quarter of 2003 was primarily related to the loss carryforward referred to above on the Eugene Island 348 property.

        In the first six months of 2003, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $2,515,542 compared to a net release of funds from the Special Cost Escrow Account of approximately $583,140 net release to the Trust in the first six months of 2002. The Special Cost Escrow is set aside for estimated expeditures as provided for in the Conveyence. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2003 is $1,364,411. The reserve amount at December 31, 2002 was $1,392,605.

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

Operational Review

Three Months Ended June 30, 2003 and 2002

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $2,191,313 in the second quarter of 2002 to $5,773,579 in the second quarter of 2003, primarily due to increases in both production and prices. Crude oil production increased from 96,948 barrels in the second quarter of 2002 to 168,424 barrels in the second quarter of 2003. The increase in crude oil production was due primarily to producton from the I-4 well which came online in January of 2003. Furthermore, there was a significant increase in the average price of crude oil from $22.60 per barrel in the second quarter of 2002 to $34.28 per barrel for the same period in 2003. Gas revenues increased from $106,600 in the second quarter of 2002 to $1,188,684 in the second quarter of 2003 primarily due to an increase in both production and prices. Gas volumes increased from 46,960 Mcf in the second quarter of 2002 to 197,141 Mcf in the second quarter of 2003. The average gas sales price also increased significantly from $2.27 per Mcf in the second quarter of 2002 to $6.03 per Mcf in the second quarter of 2003. The increase in gas volumes was primarily due to a full four months of production from the I-4 well that came online in January of 2003. The gas from Ship Shoal 182/183 is committed to Dynegy Inc. ("Dynegy") at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased from $330,463 in the second quarter of 2002 to ($2,160,245) in the second quarter of 2003 primarily due to a reallocation of drilling costs from the I-4 well to a non-trust lease. Operating expenses decreased slightly from $381,997 in the second quarter of 2002 to $378,446 for the same period in 2003.

        Eugene Island 339 crude oil revenues increased from $1,064,366 in the second quarter of 2002 to $3,906,560 in the second quarter of 2003, primarily due to significant increases in both prices and production. The average price of crude oil increased from $19.95 per barrel in the second quarter of 2002 to $30.21 per barrel in the second quarter of 2003. Crude oil production increased from 53,355 barrels in the second quarter of 2002 to 129,307 barrels in the second quarter of 2003 primarily due to increased production on the B-7 well, partially offset by field declines. Gas revenues increased from $99,308 in the second quarter of 2002 to $1,838,895 in the second quarter of 2003, primarily due to a production increase from 35,270 Mcf in second quarter 2002 to 325,003 Mcf in second quarter 2003. The average natural gas sales price increased from $2.82 per Mcf in the second quarter of 2002 to $5.66 in the second quarter of 2003. The gas from this property is currently committed to Dynegy at a calculated price based on the monthly Inside FERC Tennessee-Louisiana Zone 1 Index. Capital expenditures decreased to $66,796 in the second quarter of 2003 from $186,688 in the second quarter of 2002 due to stabilization after completion of both the B-7 sidetrack workover and the inspection program. Operating expenses increased from $37,477 in the second quarter of 2002 to $107,827 in the second quarter of 2003 due to understated expenses in the second quarter 2002.

        West Cameron 643 gas revenues increased from $57,046 in the second quarter of 2002 to $1,269,902 in the second quarter of 2003, primarily due to an increase in gas volumes from 22,753 Mcf in the second quarter of 2002 to 183,343 Mcf in the second quarter of 2003 and the significant increase in the average price received for natural gas from $2.51 per Mcf in the second quarter of 2002 to $6.93 per Mcf in the second quarter of 2003. The increase in volumes was primarily due to a Columbia Gulf Gas pipeline leak and the B-8 sidetrack being shut in due to water production in 2002. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of TEPI. TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production is based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation. Operating expenses decreased from $172,778 in the second quarter of 2002 to $120,358 for the same period in 2003, primarily due to charges being reallocated to other properties. Capital expenditures increased slightly from $52,624 in the second quarter of 2002 to $61,490 in the second quarter of 2003.

        East Cameron 371/381 crude oil revenues decreased from $27,066 in the second quarter of 2002 to $23,064 in the second quarter of 2003 primarily due to a decrease in the volume of crude oil from 1,149 barrels for the second quarter of 2002 to 668 barrels for the same period in 2003. This production decline was partially offset by an increase in the average price received of $23.56 per barrel in the second quarter of 2002 to $34.53 per barrel in the second quarter of 2003. Gas revenues increased from $42,059 in the second quarter of 2002 to $58,152 in the second quarter of 2003. This increase was primarily due to an increase in the average price received for natural gas from $2.53 per Mcf in the second quarter of 2002 to $6.87 per Mcf in the second quarter of 2003. This price increase was partially offset by a decrease in volume from 16,603 Mcf for the second quarter of 2002 to 8,462 for the same period in 2003. Capital expenditures increased from $0 in the second quarter of 2002 to $577 in the second quarter of 2003. Operating expenses decreased from $47,498 in the second quarter of 2002 to ($5,213) in the second quarter of 2003.

Six Months Ended June 30, 2003 and 2002

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $4,295,694 in the first six months of 2002 to $9,281,318 in the first six months of 2003, primarily due to an increase in the average price of crude oil from $20.51 per barrel in the first six months of 2002 to $31.33 per barrel in the first six months of 2003. Crude oil production increased from 209,464 barrels in the first six months of 2002 to 296,238 barrels in the first six months of 2003, primarily as a result of production from the I-4 well, which came online in January of 2003. Gas revenues increased from $377,924 in the first six months of 2002 to $1,473,274 in the first six months of 2003 primarily due to a significant increase in the average natural gas sales price from $2.47 per Mcf in the first six months of 2002 to $5.65 per Mcf in the first six months of 2003. Gas volumes increased from 152,877 Mcf in the first six months of 2002 to 260,761 Mcf in the first six months of 2003, primarily as a result of production from the I-4 well, which came online in January of 2003. Capital expenditures decreased from $3,643,405 in the first six months of 2002 to $3,192,274 in the same period of 2003. Operating expenses increased from $760,794 for the first six months of 2002 to $763,143 for the first six months of 2003.

        Eugene Island 339 crude oil revenues increased from $1,581,621 in the first six months of 2002 to $8,031,147 in the first six months of 2003, primarily due to increases in both prices and production. Crude oil production increased from 81,922 barrels in the first six months of 2002 to 279,307 barrels in the first six months of 2003 primarily due to increased production on the B-7 and B-1 wells, partially offset by field declines. The average price of crude oil increased from $19.31 per barrel in the first six months of 2002 to $28.75 per barrel in the first six months of 2003. Gas revenues increased from $68,243 in the first six months of 2002 to $2,142,170 in the first six months of 2003, primarily due to a significant increase in production from 45,511 Mcf for the first six months of 2002 to 377,503 Mcf for the same period in 2003. There was also a significant increase in the average natural gas sales price from $1.50 per Mcf in the first six months of 2002 to $5.67 in the first six months of 2003. Capital expenditures decreased from $503,275 in the first six months of 2002 to $101,461 in the first six months of 2003. Operating expenses decreased slightly from $223,564 in the first six months of 2002 to $220,679 in the first six months 2003.

        West Cameron 643 gas revenues increased from $101,657 in the first six months of 2002 to $1,990,535 in the first six months of 2003, primarily due to an increase in gas volumes from 41,479 Mcf in the first six months of 2002 to 343,555 Mcf for the same period in 2003. The average natural gas sales price from $2.45 per Mcf in the first six months of 2002 to $5.79 per Mcf in the first six months of 2003. Operating expenses decreased from $410,456 in the first six months of 2002 to $350,054 for the first six months of 2003. Capital expenditures decreased from $430,021 in the first six months of 2002 to $131,819 in the first six months of 2003.

        East Cameron 371/381 crude oil revenues increased from $43,584 in the first six months of 2002 to $51,317 in the first six months of 2003 due in part to an increase in the average price of crude oil from $21.67 per barrel in the first six months of 2002 to $32.32 per barrel for the same period in 2003. This crude oil price increase was offset by a production decrease from 2,011 barrels in the first six months of 2002 to 1,588 barrels in the first six months of 2003. Gas revenues increased from $99,102 in the first six months of 2002 to $107,213 in the first six months of 2003, due in part to an increase in the average natural gas sales price from $2.77 per Mcf in the first six months of 2002 to $5.48 Mcf in the first six months of 2003. The price increase was partially offset by a decrease in gas volumes from 35,745 Mcf in the first six months of 2002 to 19,580 in the first six months of 2003. Capital expenditures increased from $0 in the first six months of 2002 to $5,086 in the first six months of 2003. Operating expenses decreased from $102,407 in the first six months of 2002 to $17,419 in the first six months of 2003.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2002 future net revenues attributable to the Trust's royalty interests were estimated at $22.1 million. Such reserve study also indicates that approximately 60% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the

Trust's 2002 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first six months of 2003, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $2,515,542. The deposit was primarily a result of an increase in the Working Interest Owners' current estimate of projected capital expenditures on the Royalty Properties. In the first six months of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was approximately $583,140. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of June 30, 2003, approximately $7,513,064 remained in the Special Cost Escrow Account.

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

	Royalty Properties Three Months Ended June 30,(1)
	2003	2002
Crude oil and condensate (bbls)	307,463	156,917
Natural gas and gas products (Mcf)	764,120	220,205
Crude oil and condensate average price, per bbl	$32.58	$21.64
Natural gas average price, per Mcf (excluding gas products)	$6.13	$2.41
Crude oil and condensate revenues	$10,016,865	$3,395,701
Natural gas and gas products revenues	4,643,486	493,866
Production expenses	(1,013,011)	(685,174)
Capital expenditures	2,014,037	(582,635)
Undistributed Net Income(2)	(8,241)	(59,771)
(Provision for) Refund escrowed special costs	(8,376,356)	728,761

Net Proceeds	$7,276,780	$3,290,748
Royalty interest	x25%	x25%

Partnership share	$1,819,195	$822,687
Trust interest	x99.99%	x99.99%

Trust share	$1,819,013	$822,605

(1)
The amounts for the three months ended June 30, 2003 and 2002 represent actual production for the periods February 2003 through April 2003, and February 2002 through April 2002, respectively.

(2)
Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2003, the loss carryforward was $0.

	Royalty Properties Six Months Ended June 30,(1)
	2003	2002
Crude oil and condensate (bbls)	589,725	305,311
Natural gas and gas products (Mcf)	1,098,582	426,051
Crude oil and condensate average price, per bbl	$30.14	$20.15
Natural gas average price, per Mcf (excluding gas products)	$5.69	$2.33
Crude oil and condensate revenues	$17,775,952	$6,163,086
Natural gas and gas products revenues	6,207,625	1,104,100
Production expenses	(2,275,660)	(1,200,778)
Capital expenditures	(3,453,076)	(4,622,893)
Undistributed Net Income(2)	(43,468)	(113,553)
(Provision for) Refund escrowed special costs	(10,062,169)	2,387,418

Net Proceeds	$8,149,204	$3,717,380
Royalty interest	x25%	x25%
Partnership share	$2,037,301	$929,345
Trust interest	x99.99%	x99.99%

Trust share	$2,037,097	$929,252

(1)
The amounts for the six months ended June 30, 2003 and 2002 represent actual production for the periods February 2003 through April 2003, and February 2002 through April 2002, respectively.

(2)
Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2003, the loss carryforward was $0.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2003. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

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

        Changes in Internal Controls.    To the knowledge of the Corporate Trustee, there have been no significant changes in the Corporate Trustee's internal controls or in other factors that could significantly affect the Corporate Trustee's internal controls subsequent to the date the Corporate Trustee completed its evaluation. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of the working interest owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

			SEC File or Registration Number	Exhibit Number
4(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(a)
4(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(b)
4(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(c)
4(d)*	—	Amendments to TEL Offshore Trust Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(d)
4(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(e)
10(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992, of TEL Offshore Trust)	0-6910	10(a)
10(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(b)
10(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(c)
10(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10(d)
31	—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        Current reports on Form 8-K were filed with the Securities and Exchange Commission on April 24, 2003 and June 27, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	JPMorgan Chase Bank, Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President and Trust Officer

Date: August 14, 2003

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