Form 10-Q
period 2003-09-30
TEL OFFSHORE TRUST
filed 2003-11-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number: 0-6910

TEL OFFSHORE TRUST
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation, or Organization)	76-6004064 I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Street Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

Registrant's Telephone Number, Including Area Code: 800-852-1422

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

        As of November 14, 2003—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$2,738,476	$1,752,973
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,106,472 and $28,075,215, respectively	161,183	192,440

Total assets	$2,899,659	$1,945,413

Liabilities and Trust Corpus
Distribution payable to Unit holders	$1,374,065	$360,368
Reserve for future Trust expenses	1,364,411	1,392,605
Commitments and contingencies (Note 7)
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	161,183	192,440

Total liabilities and Trust corpus	$2,899,659	$1,945,413

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Royalty income	$1,443,095	$694,442	$3,480,192	$1,623,694
Interest income	1,767	3,734	5,830	7,697

	1,444,862	698,176	3,486,022	1,631,391
(Increase)/Decrease in reserve for future Trust expenses	0	0	28,194	(205,287)
General and administrative expenses	(145,797)	(81,074)	(542,964)	(444,061)
Other-Texaco Settlement Agreement (Note 7)	75,000	0	75,000	0

Distributable income	$1,374,065	$617,102	$3,046,252	$982,043

Distributions per Unit (4,751,510 Units)	$.289185	$.129875	$.641112	$.206680

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Trust corpus, beginning of period	$178,985	$207,120	$192,440	$220,575
Distributable income	1,374,065	617,102	3,046,252	982,043
Distribution payable to Unit holders	(1,374,065)	(617,102)	(3,046,252)	(982,043)
Amortization of net overriding royalty interest	(17,802)	(8,554)	(31,257)	(22,009)

Trust corpus, end of period	$161,183	$198,566	$161,183	$198,566

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

        Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 and East

Cameron 371/381 from December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; and Anadarko with respect to East Cameron 354 on and after July 1, 2003.

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

Note 3—Net Overriding Royalty Interest

        The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, Net Proceeds are the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a special cost reserve. The Special Cost Reserve Account is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

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

Note 5—Special Cost Escrow Account

        The special cost escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royal Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 2003, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was $3,740,652. This deposit was primarily a result of an increase in the Working Interest Owner's current estimate of projected capital expenditures of the Royalty Properties. In the first nine months of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was $411,575. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of September 30, 2003, $8,482,007 remained in the Special Cost Escrow Account.

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

Note 6—Expense Reserve

        The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at September 30, 2003 was $1,364,411. The amount of $28,194 was released to Unit holders in the first quarter of 2003. The reserve amount at December 31, 2002 was $1,392,605. The amount of $205,287 was withheld from Unit holders in the second quarter of 2002 to maintain the cash reserve.

Note 7—Commitments and Contingencies

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000, which was recovered entirely from the Trust by the Working Interest Owner prior to the second quarter of 2003.

        The Working Interest Owners have advised the Trust that, although they believe they are in general compliance with applicable health, safety and environmental laws and regulations that have taken effect at the federal, state and local levels, costs may be incurred to comply with current and proposed environmental legislation which could result in increased operating expenses on the Royalty Properties.

        On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against TEPI as the then-current Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust's overriding royalty interest in this lease. The Trust alleged that TEPI improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believed were attributable to TEPI's separate operations on an offsetting lease. In connection with the foregoing litigation, TEPI asserted a counterclaim for overpayment of $880,632 prior to and during the third quarter of 1999. TEPI claimed that these costs should have been allocated to the Trust. During the third quarter of 2003, the Trust entered into a Settlement Agreement and Mutual Release with TEPI pursuant to which TEPI agreed to pay the Trust $75,000. Both of the parties agreed to file a joint motion to dismiss all claims and counterclaims relating to the lawsuit and each party agreed to release the other party from all claims and counterclaims relating to the lawsuit.

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

Financial Review

Three Months Ended September 30, 2003 and 2002

        Distributions to the Unit holders for the three months ended September 30, 2003 amounted to $1,374,065 or $.289185 per Unit as compared to $617,102 or $.129875 per Unit for the same period in 2002. The increase in distributable income for the third quarter of 2003 was primarily due to increases in both oil and gas prices and production volumes, as described below.

        Crude oil and condensate revenues increased 100% to $10,633,848 in the third quarter of 2003 from $5,302,123 in the third quarter of 2002 due to a 71% increase in production volumes and a 17% increase in the average price of crude oil and condensate from $24.36 per barrel in the third quarter of 2002 to $28.62 in the same period in 2003. Oil volumes during the third quarter of 2003 totaled 371,595 barrels, compared to 217,656 barrels of oil produced in the third quarter of 2002. The higher oil volumes were primarily attributable to increases in Eugene Island 339 and Ship Shoal 182/183.

        Gas revenues increased 244% to $2,333,939 in the third quarter of 2003 from $677,847 in the third quarter of 2002, primarily due to a 144% increase in gas volumes to 448,172 Mcf in the third quarter of 2003 from 183,435 Mcf in the third quarter of 2002. Additionally, the average price received for natural gas increased 51% to $5.07 per Mcf in the third quarter of 2003 from $3.36 per Mcf on the third quarter of 2002. The higher gas volumes were primarily due to new wells on Eugene Island 339, combined with tubing workovers and stimulation on West Cameron 643 and Ship Shoal 182/183.

        The Trust's share of capital expenditures increased in the third quarter of 2003, to $1,156,265 as compared to $667,116 in the third quarter of 2002. The higher capital expenditures in the third quarter of 2003 were due primarily to drilling projects and hurricane repairs on Ship Shoal 182/183.

        For the third quarter of 2003, the Trust's share of undistributed net income was $0. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

        In the third quarter of 2003, there was a net deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was approximately $1,225,110, compared to a net deposit of funds into the Special Cost Escrow Account of $171,565 by the Trust in the third quarter of 2002. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow Account" below.

Nine Months Ended September 30, 2003 and 2002

        Distributions to Unit holders for the nine months ended September 30, 2003 amounted to $3,046,252 or $.641112 per Unit, as compared to $982,043 or $.206680 per Unit for the same period in 2002. The increase in distributable income for the first nine months of 2003 was primarily due to increased oil and gas prices and increased production volumes, as described below.

        Crude oil and condensate revenues increased $16,944,591, or 148%, to $28,409,800 in the first nine months of 2003 as compared to $11,465,209 in the same period in 2002, primarily due to an 84% increase in the crude oil and condensate volumes from the first nine months of 2002 to the same period in 2003. Crude oil volumes increased from 522,968 barrels in the first nine months of 2002 to 961,320 barrels in the first nine months of 2003. The increase in crude oil and condensate volumes along with the 35% increase in the average price of crude oil and condensate from $21.92 per barrel in the nine months ended September 30, 2002 to $29.55 per barrel in the same period in 2003 account for the increase in revenues.

        Gas revenues increased $6,673,604 or 375%, to $8,541,564 in the nine months ended September 30, 2003 from $1,781,947 in the same period in 2002, primarily due to a 116% increase in the average price received for natural gas to $5.52 per Mcf in the nine months ended September 30, 2003 from $2.55 per Mcf in the nine months ended September 30, 2002. This increase in average price, together with a 121% increase in gas volumes to 1,546,754 Mcf in the first nine months of 2003 from 700,173 Mcf for the same period in 2002, accounts for the increase in gas revenues.

        The Trust's share of capital expenditures decreased $680,669, or 13% from $5,290,010 in the nine months ended September 30, 2002 to $4,609,341 in the same period in 2003. This decrease was primarily due to a developmental well drilling project during 2002 on the Ship Shoal 182/183 property, offset by another drilling project on Ship Shoal 182/183 during 2003.

        In the first nine months of 2003, there was a deposit of funds into the Special Cost Escrow Account. The Trust's share of the funds deposited was $3,740,198 compared to a net release of funds from the Special Cost Escrow Account of $411,575 net release to the Trust in the first nine months of 2002. The Special Cost Escrow is set aside for estimated expenditures as provided for in the Conveyence. For additional information to the Special Cost Escrow see "Special Cost Escrow Account" below.

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

Operational Review

Three Months Ended September 30, 2003 and 2002

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $2,172,134 in the third quarter of 2002 to $4,528,163 in the third quarter of 2003, primarily due to increases in both production and prices. Crude oil production increased from 88,818 barrels in the third quarter of 2002 to 163,498 barrels in the third quarter of 2003. The increase in crude oil production was due primarily to production from the I-4 well, which came online in January of 2003. Furthermore, there was an increase in the average price of crude oil from $24.46 per barrel in the third quarter of 2002 to $27.70 per barrel for the same period in 2003. Gas revenues increased from $110,969 in the third quarter of 2002 to $690,072 in the third quarter of 2003 primarily due to an increase in both production and prices. Gas volumes increased from 30,264 Mcf in the third quarter of 2002 to 135,252 Mcf in the third quarter of 2003. The average natural gas sales price increased significantly from $3.67 per Mcf in the third quarter of 2002 to $5.23 per Mcf in the third quarter of 2003. The increase in gas volumes was primarily due to production from the I-4 well that came online in January of 2003. Capital expenditures increased from $242,681 in the third quarter of 2002 to $945,493 in the third quarter of 2003 due primarily to the I-4 well drilling project. Operating expenses decreased slightly from $432,492 in the third quarter of 2002 to $409,810 for the same period in 2003.

        Eugene Island 339 crude oil revenues increased from $2,969,849 in the third quarter of 2002 to $5,852,916 in the third quarter of 2003, primarily due to significant increases in both prices and production. The average price of crude oil increased from $24.23 per barrel in the second quarter of 2002 to $29.40 per barrel in the second quarter of 2003. Crude oil production increased from 122,576 barrels in the third quarter of 2002 to 199,088 barrels in the third quarter of 2003 primarily due to the C-5 well coming online and revisions made by Chevron in the third quarter 2003. Gas revenues increased from $272,483 in the third quarter of 2002 to $629,719 in the third quarter of 2003, primarily due to a production increase from 94,137 Mcf in the third quarter 2002 to 147,486 Mcf in the third quarter 2003. The average natural gas sales price increased from $2.89 per Mcf in the third quarter of 2002 to $4.27 per Mcf in the third quarter of 2003. Capital expenditures decreased to $141,578 in the third quarter of 2003 from $350,456 in the third quarter of 2002 due to B-7 and B-9 well expenses that were incurred during 2002. Operating expenses decreased from $192,029 in the third quarter of 2002 to $136,700 in the third quarter of 2003 due to understated expenses in the second quarter of 2002.

        West Cameron 643 gas revenues increased from $63,817 in the third quarter of 2002 to $720,459 in the third quarter of 2003, primarily due to an increase in gas volumes from 17,628 Mcf in the third quarter of 2002 to 133,060 Mcf in the third quarter of 2003 and the significant increase in the average price received for natural gas from $3.62 per Mcf in the third quarter of 2002 to $5.41 per Mcf in the third quarter of

2003. The increase in gas volumes was due primarily to the A-14 well being shut in during the third quarter of 2002 and an increase in the A-17 volumes during the third quarter of 2003 due to a well choke adjustment. Operating expenses decreased from $217,732 in the third quarter of 2002 to $162,336 for the same period in 2003. Capital expenditures decreased slightly from $44,699 in the third quarter of 2002 to $27,238 in the third quarter of 2003.

        East Cameron 371/381 crude oil revenues decreased from $25,202 in the third quarter of 2002 to $10,491 in the third quarter of 2003, primarily due to a decrease in crude oil production from 957 barrels in the third quarter of 2002 to 341 barrels in the same period in 2003. This production decline was partially offset by an increase in the average price received of $26.33 per barrel in the third quarter of 2002 to $30.76 per barrel in the third quarter of 2003. Gas revenues decreased from $59,427 in the third quarter of 2002 to $32,347 in the third quarter of 2003. This decrease was primarily due to a decrease in gas volumes from 19,944 Mcf in the third quarter of 2002 to 6,135 Mcf in the third quarter of 2003. This volume decrease was partially offset by an increase in the average natural gas sales price from $2.98 per Mcf in the third quarter of 2002 to $5.27 per Mcf in the third quarter of 2003. Operating expenses decreased from $25,683 in the third quarter of 2003 to $4,267 in the third quarter of 2003. Capital expenditures increased from $0 in the third quarter of 2002 to $611 in the third quarter of 2003.

        Chevron has advised the Trust that from April 2003 forward, a new division of Chevron called "ChevronTexaco Natural Gas" began directly marketing most of Chevron's owned and controlled production to various third-party purchasers under a mix of term and spot agreements. A portion of the gas is used in Chevron or joint venture facilities, consistent with Chevron's objectives of optimizing certainty of flow and achieving the best netbacks from creditworthy counterparties. The gas that is used in ChevronTexaco owned facilities or otherwise disposed of in a non-arm's length transaction is valued at current market prices based on the weighted average proceeds from comparable arms' length sales in the same area, arm's length purchases Chevron made in the same area, and/or applicable published index prices.

Nine Months Ended September 30, 2003 and 2002

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $6,467,828 in the first nine months of 2002 to $13,809,481 in the first nine months of 2003, primarily due to an increase in the average price of crude oil from $21.68 per barrel in the first nine months of 2002 to $30.04 per barrel in the first nine months of 2003. Crude oil production increased from 298,282 barrels in the nine months of 2002 to 459,736 barrels in the first nine months of 2003, primarily as a result of production from the I-4 well, which came online in January 2003. Gas revenues increased from $501,269 in the first nine months of 2002 to $2,225,994 in the first nine months of 2003 primarily due to a significant increase in the average natural gas sales price from $2.58 per Mcf in the first nine months of 2002 to $5.45 per Mcf in the first nine months of 2003. Gas volumes increased from 194,275 Mcf in the first nine months of 2002 to 408,452 Mcf in the first nine months of 2003, primarily as a result of production from the I-4 well, which came online in January 2003. Capital expenditures increased from $3,886,085 in the first nine months of 2002 to $4,137,767 in the same period of 2003 primarily due to development of I-4. Operating expenses decreased from $1,193,286 for the first nine months of 2002 to $1,172,953 for the first nine months of 2003.

        Eugene Island 339 crude oil revenues increased from $4,551,470 in the first nine months of 2002 to $13,884,063 in the first nine months of 2003, primarily due to increases in both prices and production.

Crude oil production increased from 204,498 barrels in the first nine months of 2002 to 478,395 barrels in the first nine months of 2003 primarily due to increased production on the B-7 and B-1 wells, C-5 well coming online and revisions made by Chevron in the third quarter 2003, partially offset by field declines. The average price of crude oil increased from $22.26 per barrel in the first nine months of 2002 to $29.02 per barrel in the first nine months of 2003. Gas revenues increased from $360,405 in the first nine months of 2002 to $2,802,367 in the first nine months of 2003, primarily due to a significant increase in production from 120,595 Mcf for the first nine months of 2002 to 533,093 Mcf for the same period in 2003. Capital expenditures decreased from $853,731 in the first nine months of 2002 to $243,039 in the first nine months of 2003. This decrease was due primarily to the B-7 sidetrack workover, B-9 well expenses and inspection program done in 2002. Operating expenses decreased from $415,593 for the first nine months of 2002 to $357,379 for the first nine months of 2003.

        West Cameron 643 gas revenues increased from $165,474 in the first nine months of 2002 to $2,710,994 in the first nine months of 2003, primarily due to an increase in gas volumes from 59,107 Mcf in the first nine months of 2002 to 476,615 Mcf for the same period in 2003. The average natural gas sales price increased from $2.80 per Mcf in the first nine months of 2002 to $5.69 per Mcf in the first nine months of 2003. Operating expenses decreased from $628,188 in the first nine months of 2002 to $512,390 for the first nine months of 2003. Capital expenditures decreased from $474,720 in the first nine months of 2002 to $159,057 in the first nine months of 2003.

        East Cameron 371/381 crude oil revenues decreased from $68,786 in the first nine months of 2002 to $61,808 in the first nine months of 2003 due in part to a decrease in crude oil production from 2,968 barrels in the first nine months of 2002 to 1,929 barrels in the first nine months of 2003. The decrease in production was offset by an increase in the average price of crude oil from $23.18 per barrel in the first nine months of 2002 to $32.04 per barrel for the same period in 2003. Gas revenues decreased from $175,616 in the first nine months of 2002 to $149,358 in the first nine months of 2003, due in part to a decrease in gas volumes from 65,035 Mcf in the first nine months of 2002 to 29,988 Mcf in the first nine months of 2003. The decrease in gas volumes was offset by an increase in the average natural gas sales price from $2.70 per Mcf in the first nine months of 2002 to $4.98 per Mcf in the first nine months of 2003. Operating expenses decreased from $128,090 in the first nine months of 2002 to $21,686 in the first nine months of 2003. Capital expenditures increased from $0 in the first nine months of 2002 to $5,697 in the first nine months of 2003.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2002 future net revenues attributable to the Trust's royalty interests approximated $22.1 million. Such reserve study also indicates that approximately 60% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 2002 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 2003, there was a net deposit of funds into the Special Escrow Account. The Trust's share of the funds deposited was $3,740,198. The deposit was primarily a result of an increase in the Working Interest Owner's current estimate of projected capital expenditures of the Royalty Properties. In the first nine months of 2002, there was a net release of funds from the Special Cost Escrow Account. The Trust's share of the funds released was $411,575. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of September 30, 2003, $8,484,008 remained in the Special Cost Escrow Account.

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

	Royalty Properties Three Months Ended September 30,(1)
	2003	2002
Crude oil and condensate (bbls)	371,595	217,656
Natural gas and gas products (Mcf)	465,088	214,123
Crude oil and condensate average price, per bbl	$28.62	$24.36
Natural gas average price, per Mcf (excluding gas products)	$5.07	$3.36
Crude oil and condensate revenues	$10,633,848	$5,302,123
Natural gas and gas products revenues	2,333,939	677,847
Production expenses	(1,138,123)	(1,057,520)
Capital expenditures	(1,156,265)	(667,116)
Undistributed Net Income(2)	0	(791,021)
(Provision for) escrowed special costs	(4,900,439)	(686,260)

Net Proceeds	5,772,960	2,778,054
Royalty interest	x25%	x25%

Partnership share	1,443,240	694,513
Trust interest	x99.99%	x99.99%

Trust share	$1,443,095	$694,442

(1)
The amounts for the three months ended September 30, 2003 and 2002 represent actual production for the periods May 2003 through July 2003, and May 2002 through July 2002, respectively.

(2)
Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2003, the loss carryforward was $0.

	Royalty Properties Nine Months Ended September 30,(1)
	2003	2002
Crude oil and condensate (bbls)	961,320	522,967
Natural gas and gas products (Mcf)	1,563,670	700,173
Crude oil and condensate average price, per bbl	$29.55	$21.92
Natural gas average price, per Mcf (excluding gas products)	$5.52	$2.55
Crude oil and condensate revenues	$28,409,800	$11,465,209
Natural gas and gas products revenues	8,541,564	1,781,947
Production expenses	(3,413,783)	(3,443,284)
Capital expenditures	(4,609,489)	(5,290,010)
Undistributed Net Loss (Income)(2)	(43,468)	(187,477)
Refund (Provision for) escrowed special costs	(14,962,608)	1,646,302

Net Proceeds	13,922,164	5,972,687
Royalty interest	x25%	x25%
Partnership share	3,480,541	1,493,172
Trust interest	x99.99%	x99.99%

Trust share	$3,480,192	$1,493,022

(1)
The amounts for the nine months ended September 30, 2003 and 2002 represent actual production for the periods November 2002 through July 2003, and November 2001 through July 2002, respectively.

(2)
Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2003 the loss carryforward was $0.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        No material changes have occurred since our Audit Report on Form 10-K for the year-ended December 31, 2002. Reference is also made to Note 2 of the Notes to the Financial Statements included in Item 1 of this Form 10-Q.

Item 4. Controls and Procedures

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

        As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Corporate Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Corporate

Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Corporate Trustee or its employees and their ability to verify the accounting of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

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

        Changes in internal control over financial reporting.    The Trustee has not identified any changes in the Trust's internal control over financial reporting during the Trust's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the working interest owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against TEPI as the then-current Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust's overriding royalty interest in this lease. The Trust alleged that TEPI improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believed were attributable to TEPI's separate operations on an offsetting lease. In connection with the foregoing litigation, TEPI asserted a counterclaim for overpayment of $880,632 prior to and during the third quarter of 1999. TEPI claimed that these costs should have been allocated to the Trust. During the third quarter of 2003, the Trust entered into a Settlement Agreement and Mutual Release with TEPI pursuant to which TEPI agreed to pay the Trust $75,000. Both of the parties agreed to file a joint motion to dismiss all claims and counterclaims relating to the lawsuit and each party agreed to release the other party from all claims and counterclaims relating to the lawsuit.

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

(b) Reports on Form 8-K

        Current reports on Form 8-K were filed with the Securities and Exchange Commission on September 19, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	JPMorgan Chase Bank, Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President and Trust Officer

Date: November 14, 2003

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
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES