Form 10-K
period 2003-12-31
TEL OFFSHORE TRUST
filed 2004-03-30
CIK 97148

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report to Section 13 or 15(d) of the Securities Act of 1934
For The Fiscal Year Ended December 31, 2003
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

        The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $19,623,736 based on a June 30, 2003 closing sales price of $4.13.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of March 30, 2004, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

  •
  Regulatory changes;

  •
  Decisions by and at the discretion of Working Interest Owners not to perform additional development projects or to abandon properties; and

  •
  Uncertainties inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures.

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

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

General

        The TEL Offshore Trust ("Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) ("Corporate Trustee"), 700 Lavaca, Austin, Texas 78701. The telephone number of the Corporate Trustee is 1-800-852-1422. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Corporate Trustee, Texas Commerce Bank National Association. George Allman, Jr., Gary C. Evans and Jeffrey S. Swanson serve as individual trustees ("Individual Trustees") of the Trust. The Individual Trustees and the Corporate Trustee may be referred to hereinafter collectively as the "Trustees."

        The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

        The principal asset of the Trust consists of a 99.99% interest in the TEL Offshore Trust Partnership ("Partnership"). Chevron U.S.A., Inc. ("Chevron") owns the remaining .01% interest in the Partnership. The Partnership owns an overriding royalty interest ("Royalty"), equivalent to a 25% net profits interest, in certain oil and gas properties (the "Royalty Properties") located offshore Louisiana.

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

        On June 6, 2003, Anadarko Petroleum Corporation ("Anadarko") acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to a 25% Net Profit Interest property from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligation under the Conveyance with respect to said property.

        Chevron remains the Managing General Partner of the Partnership. The Royalty Properties continue to be subject to the Royalty, and the Trust and Partnership, in general, continue to operate as if the above-described sales of the Royalty Properties had not occurred.

        Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" as used herein generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods from October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; and Anadarko with respect to East Cameron 354 on and after July 1, 2003).

        A total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. The Trust Units have been traded on the Nasdaq SmallCap Market since August 31, 2001. Previously the Trust Units were traded on the OTC Bulletin Board. The Trust Units were also traded on pink sheets. From inception of the Trust to December 31, 2003, distributions to Unit holders totaled approximately $99,850,185 or approximately $21.01 per Unit.

        The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.8 million as of October 31, 2003 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers. (See "Termination of the Trust" and Note 8 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

        The terms of the Agreement of General Partnership of the Partnership (the "Partnership Agreement") provide that the Partnership shall dissolve upon the occurrence of any of the following: (1) December 31, 2030, (2) the election of the Trust to dissolve the Partnership, (3) the termination of the Trust, (4) the bankruptcy of the Managing General Partner of the Partnership, or (5) the dissolution of the Managing General Partner or its election to dissolve the Partnership; however, the Managing General Partner has agreed not to dissolve or to elect to dissolve the Partnership and shall be liable for all damages and costs to the Trust if it breaches this agreement.

        Under the Conveyance and the Partnership Agreement, the Trust is entitled to its share (99.99%) of 25% of the Net Proceeds, as hereinafter defined, realized from the sale of the oil, gas and associated hydrocarbons when produced from the Royalty Properties. See "Description of Royalty Properties." The Conveyance provides that the Working Interest Owners will calculate, for each quarterly period commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from its oil and gas properties for the period. "Net Proceeds" means for each quarterly period, the excess, if any, of the Gross Proceeds, as hereinafter defined, for such period over Production Costs, as hereinafter defined, for such period. "Gross Proceeds" means the amounts received by the Working Interest Owners from the sale of oil, gas and associated hydrocarbons produced from the properties burdened by the Royalty, subject to certain adjustments. Gross Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas. "Production Costs" means, generally, costs incurred on an accrual basis by the Working Interest Owners in operating the Royalty Properties, including capital and non-capital costs. In general, Net Proceeds are computed on an aggregate basis and consist of the aggregate proceeds to the Working Interest Owners from the sale of oil and gas from the Royalty Properties less (1) all direct costs, charges and expenses incurred by the Working Interest Owners in exploration, production, development, drilling and other operations on the Royalty Properties (including secondary recovery operations); (2) all applicable taxes (including severance and ad valorem taxes) excluding income taxes; (3) all operating charges directly associated with the Royalty Properties; (4) an allowance for costs, computed on a current basis at a rate equal to the prime rate of

JPMorgan Chase Bank plus 0.5% on all amounts by which, and for only so long as, costs and expenses for the Royalty Properties incurred for any quarter have exceeded the proceeds of production from such Royalty Properties for such quarter; (5) applicable charges for certain overhead expenses as provided in the Conveyance; (6) the management fees and expense reimbursements owing the Working Interest Owners; and (7) a special cost reserve for the future costs to be incurred by the Working Interest Owners to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities from the Royalty Properties and for future drilling projects and other estimated future capital expenditures on the Royalty Properties. The Trustees are not obligated to return any royalty income received in any period, but future amounts otherwise payable shall be reduced by the amount of any prior overpayments of such royalty income. The Working Interest Owners are required to maintain books and records sufficient to determine amounts payable under the Royalty. The Working Interest Owners are also required to deliver to the Managing General Partner on behalf of the Partnership a statement of the computation of Net Proceeds no later than the tenth business day prior to the quarterly record date.

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

Federal Income Tax Matters

        This section is a summary of federal income tax matters of general application which addresses the material tax consequences of the ownership and sale of the Units. Except where indicated, the discussion below describes general federal income tax considerations applicable to individuals who are citizens or residents of the United States. Accordingly, the following discussion has limited application to domestic corporations and persons subject to specialized federal income tax treatment, such as regulated investment companies and insurance companies. It is impractical to comment on all aspects of federal, state, local and foreign laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in the units as they relate to the particular circumstances of every Unit holder. Each Unit holder should consult his own tax advisor with respect to his particular circumstances.

        This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), existing and proposed regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service (IRS). No assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

Ownership of Units

        The Internal Revenue Service (the "IRS") has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each unitholder will be treated as owning an interest in the Partnership.

Income and Depletion

        Each unitholder of record as of the last business day of each quarter will be allocated a share of the income and deductions of the Trust, including the Trust's share of the income and deductions of the Partnership, computed on an accrual basis, for that quarter. Royalty income is considered portfolio income. Since all income from the Partnership is royalty income, this amount, net of depletion and severance taxes, is portfolio income and, subject to certain exceptions and transitional rules, this royalty income cannot be offset by losses from passive businesses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

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

Backup Withholding

        Distributions from the Trust are generally subject to backup withholding at a rate of 28% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by a unitholder is incorrect.

Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period for the units exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 15% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of disposition.

Non-U.S. Unitholders

        In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. unitholder" for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30%, or lower treaty rate, if applicable. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. unitholder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Internal Revenue Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected income is subjected to withholding equal to the highest applicable tax rate—35% for individual non-U.S. unitholders and 35% for corporate non-U.S. unitholders.

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

        Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many other considerations. Therefore, each non-U.S. unitholder should consult its own tax adviser as to the advisability of his ownership of units.

Tax-exempt Organizations

        Investments in publicly traded grantor trusts are treated the same as investments in partnerships for purposes of the rules governing unrelated business taxable income. The Royalty and interest income should not be unrelated business taxable income so long as, generally, a unitholder did not incur debt to acquire a unit or otherwise incur or maintain a debt that would not have been incurred or maintained if that unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business income. Tax-exempt unitholders should consult their own tax advisors with respect to the treatment of Royalty income.

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

TERMINATION OF THE TRUST

        The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.8 million as of October 31, 2003, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2003 in order to correspond with distributions to the Trust, it is estimated that approximately 75% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells

        The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

					Gross Wells Drilled as of October 31, 2003
					Wells Drilled(1)		Successful (2)(3)
			Working Interest Owner's Ownership Interest (%)
Property	Acquisition Date (Mo.-Yr.)	Current Working Interest Owner		Gross Acres
					Expl.	Dev.	Oil	Gas
East Cameron 354	12-72	Anadarko	50.00	5,000	2	4	0	5
West Cameron 643	12-72	Chevron	50.00	5,000	3	17	0	14
Eugene Island 339	12-72	Chevron	50.00	5,000	2	37	33	0
Eugene Island 342	12-72	Chevron	1.00	5,000	2	20	0	16
Eugene Island 343	12-72	Chevron	1.00	5,000	4	16	0	17
Eugene Island 348	12-72	Devon	50.00	5,000	4	5	0	7
West Cameron 642	1-73	Chevron	25.00	5,000	4	7	0	8
East Cameron 370(4)	1-73	N.A.	25.00	5,000	3	1	0	4
East Cameron 371	1-73	Chevron	25.00	5,000	7	2	0	4
Vermilion 246	1-73	Chevron	36.30	5,000	3	3	0	4
West Cameron 41 E/2(5)	3-74	N.A	.30	2,500	0	0	0	0
Ship Shoal 183 N/2	12-73	Chevron	66.70	2,500	1	30	30	0
Ship Shoal 183 NW/4 of S/2	4-77	Chevron	50.00	625	0	1	1	0
Ship Shoal 183 NE/4 of SW/4 of S/2, SE/4	12-82	Chevron	50.00	1,875	1	0	1	0
Eugene Island 208	8-73	Devon	100.00	1,250	0	3	0	3
Eugene Island 367(6)	3-74	N.A.	1.60	5,000	2	9	0	9
South Marsh Island 252	3-74	Chevron	.22	4,997	2	0	0	1
South Timbalier 36	3-74	Chevron	.30	5,000	2	20	9	11
South Timbalier 37	3-74	Chevron	.30	5,000	13	41	39	3

				78,747	55	215	113	105

(1)
As of October 31, 2003, there were 6 wells in the process of drilling. See "Operations" under Item 7 of this report for a discussion of drilling activity during 2003.

(2)
As of October 31, 2002, there were 85 producing completions.

(3)
Multiple completions are counted as one well. South Timbalier 37 has 5 multiple completion wells and Ship Shoal 182/183 has 1 multiple completion well.

(4)
This lease expired in 1996.

(5)
This lease expired in November 2002, all wells on the lease have been abandoned as of November 2003.

(6)
This lease expired on May 30, 1996. It was leased again as OCS-G 19800 effective July 1, 1998. Neither Chevron nor any affiliates of ChevronTexaco have an interest in OCS-G-19800

Reserves

        A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2003. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 2 and 8 in the Notes to Financial Statements under Item 8 of this Form 10-K.

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

        The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.8 million as of October 31, 2003 based on the reserve study of Degolyer and MacNaughton. The Partnership's Royalty income for a period reflects the actual gas sold during the period. The Working Interest Owners of the Ship Shoal 182/183, the East Cameron 371/381 and the East Cameron 353 properties respectively have advised the Trust that, as of October 31, 2003, approximately 65,050 Mcf, 21,985 Mcf and 6,366 Mcf respectively had been overtaken by the Working Interest Owners from these properties. In addition, the Working Interest Owners of the Eugene Island 338/339 and the West Cameron 643 properties respectively have advised the Trust that, as of October 31, 2003, approximately 51,906 Mcf and 30,813 Mcf, respectively, had been undertaken by the Working Interest Owners from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. (See Note 3 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding the Trust's revenue recognition policy.) Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K, have been reduced by the Partnership's share of such imbalances. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $5,000 in 2002 related to such imbalances. Chevron has advised the Trust it believes that sufficient gas reserves exist on Eugene Island 339, Ship Shoal 182/183 and the West Cameron 643 properties, for underproduced parties to recoup their share of the gas imbalance on these properties.

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000. The balance of this amount was recovered from the Trust by the Working Interest Owner during 2003.

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

        The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $586,900 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

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

        The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 2003 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

Operations and Production

        Reference is made to the Section entitled "Operations" under Item 7 of this Form 10-K for information concerning operations and production.

DEGOLYER AND MACNAUGHTON
4925 GREENVILLE AVENUE, SUITE 4OO
ONE ENERGY SQUARE
DALLAS, TEXAS 75206

LETTER REPORT
as of
OCTOBER 31, 2003
on
RESERVES and REVENUE
of
CERTAIN PROPERTIES
owned by the
TEL OFFSHORE TRUST PARTNERSHIP
SEC CASE

DEGOLYER AND MACNAUGHTON
4925 GREENVILLE AVENUE, SUITE 4OO
ONE ENERGY SQUARE
DALLAS, TEXAS 75206
February 27, 2004

Chevron U.S.A. Inc.
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012

Gentlemen:

        Pursuant to your request, we have prepared estimates, as of October 31, 2003, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron U.S.A. Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The interest appraised consists of a 25-percent net profits interest in 17 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly consisting of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995. The SONAT property was subsequently acquired by Amerada Hess Corporation (Amerada Hess) effective January 1, 1998, which property was then acquired by Anadarko Petroleum Corporation (Anadarko) effective June 1, 2003. Another of the Pennzoil Subject Properties was acquired by Devon Energy Production Co. (Devon) effective December 29, 1999. Chevron Corporation, of which Chevron is a wholly owned subsidiary, and Texaco Inc., of which Texaco is a wholly owned subsidiary, merged on October 9, 2001. As a result of the merger, Texaco became a wholly owned subsidiary of Chevron Corporation and Chevron Corporation changed its name to ChevronTexaco Corporation (ChevronTexaco). Subsequent to the merger, Texaco assigned the interests in its properties to Chevron. These companies mentioned herein are hereinafter referred to as the Owners. The Managing Partner of the Trust Partnership is Chevron.

        Information used in the preparation of this report was obtained from the Owners. During this investigation, we consulted freely with the officers and employees of the Owners and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by the Owners with respect to property interests owned by the Trust Partnership, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the Subject Properties. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2003 Petroleum Information/Dwights LLC.

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

        Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 2003. Combined net reserves are defined as those reserves remaining after deducting royalties and interests owned by others from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership. Gas volumes are expressed as sales-gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure base of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

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

        The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 11 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 6 leases to which no reserves have been assigned. Devon owns an interest in one of the productive properties. Pennzoil owns an interest in one of the leases to which no reserves have been assigned. Anadarko and Amoco own an interest in one property each, but only the Anadarko property is productive. ChevronTexaco owns an interest in the remaining 13 properties, including 4 to which no reserves have been assigned.

        The reserves volumes and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the "Combined Interests," defined herein as the Trust Partnership Interests and the interests retained in the Subject Properties by ChevronTexaco, Pennzoil, Anadarko, Amoco, or Devon. Net reserves attributable to the Trust Partnership Interests were estimated by allocating to the Trust Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. The formula used to estimate the net reserves attributable to the Trust Partnership Interest is as follows:

Trust Partnership Interest
future net revenue

Trust Partnership Interest net reserves	=	Combined future gross revenue	X	Combined net reserves

        This formula was applied separately to the Pennzoil, Anadarko, Amoco, and Devon groups of properties and then to the ChevronTexaco (remaining properties) group; the results were then added together to obtain the total reserves for the Trust Partnership Interest. Because the net reserves volumes attributable to the Trust Partnership Interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Trust Partnership Interest will vary if different future price and cost assumptions are used. Trust Partnership Interest net revenue and net reserves estimates included in this report have been estimated from reserves and revenue attributable to the Combined Interests using procedures and calculation methods as specified by ChevronTexaco and represented by ChevronTexaco to be in accordance with the Conveyance of Overriding Royalty Interests.

        Units have been formed for several common reservoirs that underlie the Subject Properties and adjacent leases. In those cases, the estimated gross reserves of the entire reservoir are shown and the resulting combined Trust Partnership and ChevronTexaco, Pennzoil, Anadarko, Amoco, or Devon interests in the reservoir unit are used to estimate these Combined Interests net reserves.

        Data available from wells drilled on the appraised properties through October 2003 were used in estimating gross ultimate recovery. Gross production through October 31, 2003, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves.

        Estimated net proved reserves attributable to the Trust Partnership Interest, as of October 1, 2003, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves
Reserves as of October 31, 2002	468,873	2,030,033
Revisions of Previous Estimates	212,300	301,243
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	1,007	1,774
Production[1]	(143,736)	(272,783)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2003	538,444	2,060,267

1
Production was estimated based on the ratio as of October 31, 2002, of the Trust Partnership Interest net reserves to the Combined Interests net reserves. This ratio was then applied to the production net to the Combined Interests for the period from November 1, 2002, through October 31, 2003.

        Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interests. These monthly values for the aggregate of the Combined Interests in the Subject Properties were reduced by a trust overhead charge furnished by ChevronTexaco. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by ChevronTexaco beginning in January 2004. The future accrual or escrow amounts for each of the five groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by ChevronTexaco. Interest on the balance of the accrued capital and abandonment costs at the rate of .55 percent per year as specified by ChevronTexaco was credited monthly. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the five groups of the properties (ChevronTexaco, Pennzoil, Anadarko, Amoco, and Devon). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of .55 percent per year as specified by ChevronTexaco. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax expenses were not taken into account in estimating future net revenue and present worth. No deductions were made in the foregoing reserves estimates for any outstanding production payments.

        Revenue values in this report were estimated using the initial prices and costs provided by ChevronTexaco. Future prices were estimated using guidelines established by the United States Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). These guidelines require the use of prices for oil and condensate in effect on October 31, 2003. The following assumptions were used for estimating future prices and costs:

  Oil and Condensate Prices

  Oil and condensate prices were furnished by ChevronTexaco and were the prices in effect on October 31, 2003. These prices were used as initial prices with no increases based on inflation.

  Natural Gas Prices

  Initial gas prices furnished by ChevronTexaco were prices in effect on October 31, 2003. These initial prices were held constant for the life of the properties.

  Operating Expenses and Capital Costs

  Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2003 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the six leases which are considered depleted and to which no reserves have been assigned.

        A summary of estimated revenue and costs attributable to the Combined Interests in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 2003, is as follows:

	Properties
	ChevronTexaco	Pennzoil	Anadarko	Amoco	Devon	Total
Combined Interests
Future Gross Revenue ($)	115,024,622	0	375,078	0	1,204,949	116,604,649
Operating Expenses ($)	(22,367,899)	0	(204,471)	0	(178,958)	(22,751,328)
Capital Costs ($)[1]	(23,376,359)	0	(457,706)	0	(379,250)	(24,213,315)
Future Net Revenue ($)	69,280,364	0	(287,099)	0	646,741	69,640,006
Cost Escrow as of 10-31-03 ($)	33,260,880	0	416,244	0	267,652	33,944,776
Interest Credit on Accrued Balance ($)	482,731	0	7,326	0	13,041	503,098
Interest on Deficit ($)	(22)	0	(376)	0	(52)	(450)
Overhead ($)	(4,837,383)	0	(31,297)	0	(53,220)	(4,921,900)
Revenue Subject to Net Profits Interest ($)	98,186,570	0	104,798	0	874,162	99,165,530
Trust Partnership Interest
Future Net Revenue ($)[2]	24,546,599	0	26,196	0	218,518	24,791,313
Present Worth at 10 Percent ($)[2]	20,285,831	0	21,707	0	168,814	20,476,352

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

Gas Marketing

        During the three years ending Decemeber 31, 2003, all of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties have been committed and sold to Dynegy Inc. ("Dynegy") or its subsidiaries at spot market index prices. See "Certain Relationships and Related Transactions" under Item 13 of this Form 10-K.

        During 2002, gas sales by the Working Interest Owners under a contract with Texaco Natural Gas, Inc. ("TNGI") and Dynegy, an affiliate of ChevronTexaco, accounted for 23% and 61%, respectively, of total gas revenues from the Royalty Properties.

        During 2003, Dynegy made a strategic decision to exit the natural gas marketing and trading business and requested Chevron to consider early termination of the existing contracts. In January 2003, Chevron and a subsidiary of Dynegy agreed to terminate those contracts which had been scheduled to run through August 2006. In April 2003, Chevron formed a new division, ChevronTexaco Natural Gas, to market its production to various third party purchasers under a mix of term and spot agreements.

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

West Cameron 643.    West Cameron 643 contributed approximately 35% of the revenues from gas sales from the Royalty Properties in 2003. The average price received for natural gas from all of the Working Interest Owner's purchasers on West Cameron 643 during 2003 was $5.61 per Mcf.

East Cameron 371/381.    East Cameron 371/381 contributed approximately 2% of the revenues from gas sales from the Royalty Properties in 2003. The average price received for natural gas from all of the Working Interest Owner's purchasers on East Cameron 371/381 during 2003 was $5.43 per Mcf.

Ship Shoal 182/183.    Ship Shoal 182/183 contributed approximately 19% of the revenues from gas sales from the Royalty Properties in 2003. The average price received for natural gas from all of the Working Interest Owner's purchasers on Ship Shoal 182/183 during 2003 was $5.53 per Mcf and the estimated price received for January 2004 is $5.90 per Mcf.

Eugene Island 339.    Eugene Island 339 contributed approximately 34% of the revenues from gas sales from the Royalty Properties in 2003. The average price received for natural gas from all of the Working Interest Owner's purchasers on Eugene Island 339 during 2003 was $5.22 per Mcf and the estimated price received for January 2004 is $5.90 per Mcf.

Oil Marketing

        Crude oil purchases by ChevronTexaco, accounted for approximately 99% of total crude oil revenues from the Royalty Properties during both 2002 and 2003.

        During 2002 and through March 2003, Equiva Trading Company (Texaco's crude marketing joint venture) purchased crude oil pursuant to TEPI's tendering program based on the prices TEPI received from third parties under a competitive bidding procedure. Beginning in April 2003, Chevron began marketing the crude oil through its downstream company, Global Trading.

        The Supply and Distribution Department of Chevron currently purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 2003 ranged from $26.37 per barrel to $35.17 per barrel. The average price of crude oil sold under this arrangement for January 2004 was approximately $31.12 per barrel.

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

FERC Regulation

        In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant, it does so pursuant to private contracts in direct competition with all other sellers, such as the Working Interest Owners. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs of gathering assets," may have the adverse effect of increasing the cost of doing business on some in the industry. Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In Order No. 637-A, the FERC made certain clarifying adjustments to the regulations promulgated in Order No. 637. In Order No. 637-B, the FERC denied all further requests for rehearing. Order Nos. 637 et. seq. currently are pending judicial review. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. As to all of the recent FERC initiatives, PNR has advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms or sale of natural gas related to the Trust. As to all of these recent FERC initiatives, the Working Interest Owners have advised the Trust that the ongoing or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

        Lower natural gas and oil prices may reduce the amount of natural gas and oil that is economic to produce and reduce net profits available to the Trust. The volatility of energy prices reduces the predictability of future cash distributions to Unit holders. A significant percentage of the natural gas and natural gas liquids produced from the Royalty Properties is currently being sold to various third party purchasers under a mix of term and spot agreements by ChevronTexaco Natural Gas. A majority of crude oil produced by the Royalty Properties is being sold to subsidiaries of ChevronTexaco in competitive bidding or based on pricing bulletins.

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

        Information regarding operations provided by the Working Interest Owners has been subject to errors and adjustments, some of which have been significant. Accordingly, the Trustees cannot assure unitholders that other errors or adjustments by Working Interest Owners, whether historical or future, will not affect future Royalty income and distributions by the Trust.

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

        Currently, there are not any legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Trust Units are traded on the Nasdaq SmallCap Market. At December 31, 2003, the 4,751,510 Units outstanding were held by 1,575 Unit Holders of record. The high and low sales price as reported by the Nasdaq SmallCap Market, and distributions for each quarter for the years ended December 31, 2003 and 2002, were as follows:

Quarter	High	Low	Distribution
2003:
Fourth	$7.460	$5.350	$.123779
Third	7.990	3.750	.289185
Second	4.790	3.000	.331990
First	4.160	3.000	.019937
2002:
Fourth	$3.700	$3.500	$.075843
Third	2.600	2.600	.129875
Second	3.000	2.800	.076805
First	5.510	5.350	.000000

Item 6. Selected Financial Data.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Royalty income	$4,174,682	$2,166,927	$4,493,163	$7,400,311	$2,953,377
Distributable income	$3,634,388	$1,342,411	$4,253,517	$7,464,492	$2,735,446
Distributions per Unit	$0.764891	$0.282523	$0.895193	$1.570973	$0.575699
Total assets	$2,107,166	$1,945,413	$1,404,167	$4,191,170	$3,823,891

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

        The reserve amount at December 31, 2002 and 2003 was $1,392,605 and $1,364,411, respectively. During the first quarter of 2002 and the first quarter of 2003, the Trust used $55,053 and $28,194, respectively, from the Trust's cash reserve account to pay the Trust's general and administrative expenses when insufficient Royalty income was received by the Trust.

Operations

        The following operational information has been based on information provided to the Corporate Trustee by Chevron as the Managing General Partner of the Partnership and by the applicable Working Interest Owners. The Trustees have no control over these operations or internal controls relating to this information.

Years 2003 and 2002

        Royalty income increased approximately 93% from $2,166,927 in 2002 to $4,174,682 in 2003 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below.

        For 2003, the Trust had an undistributed net income of approximately $94,567 compared to undistributed net income of approximately $65,181 in 2002. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Gas revenues increased approximately 219% from $2,704,624 in 2002 to $8,854,319 in 2003, primarily due to a 94% increase in the average price received for natural gas and gas products from $2.77 per Mcf in 2002 to $5.36 Mcf in 2003. The increase in gas revenue was also due to a 69% increase in gas volumes from

975,639 Mcf in 2002 to 1,650,603 Mcf in 2003. The increase in gas volumes were primarily due to new wells on Eugene Island 339 that came online in March 2002 and August 2002, combined with tubing workovers and stimulation on West Cameron 643.

        Chevron has recently informed the Trustees that it will make downward adjustments to revenues and production based on an improper credit to the Trust of revenues and production on Eugene Island 339. This improper credit relates to production credited from wells in which the Trust has no interest from as early as June 2002 through October 2003. The aggregate amount of these adjustments are expected to be approximately 236,650 barrels of oil or $6,449,000 for oil revenues, as well as 91,000 Mcf or $505,000 for gas revenues. Recovery by Chevron of these amounts, as well as certain capital expenditures discussed below, will affect Royalty income and distributable income in future periods. The Trustees have not had sufficient time to completely evaluate or confirm this information. The Trustees intend to complete a detailed examination and to inquire further with the Managing General Partner concerning this information as well as to request additional information for the Trustees to understand the nature and causes of these anticipated adjustments.

        The Working Interest Owners of the Ship Shoal 182/183, East Cameron 371/381 and East Cameron 354 properties, respectively, have advised the Trust that, as of October 31, 2003, approximately 65,050 Mcf, 21,985 Mcf and 6,366 Mcf, respectively, had been overtaken by the Working Interest Owners from these properties. In addition, Chevron, the Working Interest Owner of the Eugene Island 338/339 and the West Cameron 643 properties, has advised the Trust that, as of October 31, 2003, approximately 51,906 Mcf and 30,813 Mcf, respectively, had been undertaken by Chevron from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter and shown in Note 8 in the Notes to Financial Statements have been reduced by the Partnership's share of such imbalance. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $7,700 in 2003 related to this imbalance. Chevron has advised the Trust that it believes sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property.

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000. The balance of this amount was recovered from the Trust by the Working Interest Owner during 2003.

Crude Oil and Condensate

        Crude oil and condensate revenues increased approximately 135% from $15,163,810 in 2002 to $35,660,352 in 2003, due primarily to a 85% increase in crude oil and condensate volumes from 664,323 barrels in 2002 to 1,231,268 barrels in 2003. Additionally, crude oil and condensate prices increased by approximately 27% from $22.83 in 2002 to $28.96 in 2003.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners decreased approximately 26% from $3,444,000 in 2002 to $2,550,959 in 2003.

        Capital expenditures paid by the Working Interest Owners increased approximately 10% from $7,622,220 in 2002 to $8,417,420 in 2003, due primarily to costs associated with drilling the new I-4 well and residual costs to complete the I-2 and I-3 wells on Ship Shoal 182/183 in the first quarter, repairs of hurricane Lili damages on Ship Shoal in the second quarter, delineation projects on Eugene Island 339 for the C-20 and C-21 wells and drilling costs on the F-3 well on Ship Shoal 182/183 in the fourth quarter.

        Chevron has recently informed the Trustees that it will make adjustments to capital expenditures to the Eugene Island 339 and Ship Shoal 182/183 properties based on miscalculations and duplications of downward adjustments allocations on Ship Shoal 182/183 during the third and fourth quarters of 2003. These miscalculations and duplications, which are expected collectively to amount to approximately $2,026,000, are reflected in the amounts above. Recovery of these amounts by Chevron will affect Royalty income and distributable income in future periods. The Trustees have not had sufficient time to completely evaluate or confirm this information. The Trustees intend to complete a detailed examination and to inquire further with the Managing General Partner concerning this information as well as to request additional information for the Trustees to understand the nature and causes of these adjustments.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners and it is described herein for information purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account". The Trust's share of interest generated from the Special Cost Escrow Account, approximately $55,800 in 2003, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In the first quarter of 2004, there was a net credit of funds to the Special Cost Escrow Account of approximately $840,000.

        In 2003, the Working Interest Owners deposited a net amount of $3,812,816 into the Special Cost Escrow Account. The deposit was made primarily due to an increase in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2003, approximately $8,573,000 remained in the Special Cost Escrow Account.

        In 2002, the Working Interest Owners released a net amount to the Trust of $677,052 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2002, approximately $4,793,000 remained in the Special Cost Escrow Account.

        In 2001, the Working Interest Owners released a net amount to the Trust of $2,233 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2001, approximately $5,413,000 remained in the Special Cost Escrow Account.

        Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

Summary By Property

        Listed below is a summary of 2003 operations as compared to 2002 of the four principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 crude oil revenues increased approximately $11,012,715, from $5,629,870 in 2002 to $16,642,585 in 2003 primarily due to increases in both prices and production. Crude oil production increased from 247,358 barrels in 2002 to 583,943 barrels in 2003. The average price of crude oil increased from $22.76 per barrel in 2002 to $28.50 per barrel in 2003. Gas revenues increased approximately $2,481,174, from $577,052 in 2002 to $3,058,226 in 2003 primarily due to an increase in the average price received for natural gas from $2.82 per Mcf in 2002 to $5.22 in 2003, along with an increase in gas production from 220,821 Mcf in 2002 to 597,596 Mcf in 2003. Capital expenditures increased from $1,320,690 in 2002 to $2,866,910 in 2003 primarily due to delineation projects during the fourth quarter. Operating expenses decreased from $577,099 in 2002 to $493,984 in 2003.

        Chevron has advised the Trust that the foregoing comparison does not give effect to an improper credit of revenues and production and a miscalculation of capital expenditures that will be allocated during the first quarter of 2004 and recovered by Chevron during that period and in subsequent periods. The aggregate amount of these adjustments for improper credits of production and revenues from as early as June 2002 through October 2003 are expected to be approximately 236,650 barrels of oil or $6,449,000 for oil revenues, as well as 91,000 Mcf or $505,000 for gas revenues. The comparison above is included without adjustment as Royalty income for these periods was calculated and paid based on these amounts.

        As discussed under Item 1 in "—Description of the Royalty Properties—Reserves," the Working Interest Owner has advised the Trust that as of October 31, 2003, there was an undertake imbalance position of approximately 51,906 Mcf (12,977 Mcf net to the Trust) on this property. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recoup their share of the gas imbalance. (See Note 3 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding the Trust's revenue recognition policy.)

Ship Shoal 182/183

        Ship Shoal 182/183 crude oil revenues increased from $8,961,191 in 2002 to $18,011,043 in 2003, partially due to an increase in the average crude oil price from $22.85 per barrel in 2002 to $29.31 per barrel in 2003. Additionally, crude oil production increased from 392,103 barrels in 2002 to 614,412 barrels in 2003. Gas revenues increased from $767,774 in 2002 to 1,720,257 in 2003 due to an increase in gas volumes from 271,979 Mcf in 2002 to 319,431 Mcf in 2003. Additionally, the average natural gas sales price increased from $2.92 per Mcf in 2002 to $5.53 in 2003. Capital expenditures decreased from $6,992,278 in 2002 to $5,206,517 in 2003 due to an adjustment to reallocate drilling costs on the I-4 well to non-trust lease OCS-G 1019 in the first quarter of 2003. That adjustment was partially offset by drilling costs on the I-4 and F-3 wells. Operating expenses decreased from $1,665,727 in 2002 to $1,233,467 in 2003.

        The Working Interest Owner has advised the Trust that approximately 65,050 Mcf remained overtaken by the Working Interest Owner from this property as of October 31, 2003. The Trust's share of this overtake position is approximately 16,263 Mcf. Accordingly, gas revenues from this property may be reduced in future periods while underproduced parties recover their share of the gas imbalance.

West Cameron 643

        West Cameron 643 gas revenues increased from $396,327 in 2002 to $3,047,851 in 2003 due primarily to an increase in gas volumes from 122,912 Mcf in 2002 to 543,552 Mcf in 2003. The low production in 2002 was primarily attributable to a 2001 pipeline leak, high water production and natural field declines. The average natural gas sales price increased from $3.22 per Mcf in 2002 to $5.61 per Mcf in 2003. Operating expenses decreased from $899,209 in 2002 to $634,994 in 2003, capital expenditures increased from a revenue amounting to ($772,580) in 2002 to $1,077,578 in 2003. The capital expenditures revenue in 2002 resulted from approximately 26% of historic platform "B" capital costs being charged out to Columbia Gas during this period.

East Cameron 371/381

        East Cameron 371/381 gas revenues decreased from $218,173 in 2002 to $170,419 in 2003 due primarily to a decrease in gas volumes from 79,171 Mcf in 2002 to 38,654 Mcf in 2003 offset by an increase in the average price for natural gas during 2003. Crude oil revenues decreased from $84,927 in 2002 to $72,174 in 2003 due primarily to a decrease in crude oil and condensate volumes. Capital expenditures increased from $3,028 in 2002 to $6,136 in 2003 and operating expenses decreased from $147,671 in 2002 to $34,478 in 2003.

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

Crude Oil and Condensate

        Crude oil and condensate revenues decreased approximately 15% from $17,862,093 in 2001 to $15,163,810 in 2002, due primarily to 18% decrease in crude oil and condensate prices from $27.94 in 2001 to $22.83 in 2002. The decrease in average price received was partially offset by a 4% increase in crude oil and condensate volumes from 639,219 barrels in 2001 to 664,323 barrels in 2002.

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

	Royalty Properties Year Ended December 31,(1)
	2003	2002	2001
Crude oil and condensate (bbls)	1, 231,268	664,323	639,219
Natural gas and gas products (Mcf)	1,650,603	975,639	1,797,704
Crude oil and condensate average price, per bbl	$28.96	$22.83	$27.94
Natural gas average price, per Mcf (excluding gas products)	$5.44	$2.88	$5.37
Crude oil and condensate revenues	$35,660,352	$15,163,810	$17,862,093
Natural gas and gas products revenues	8,854,319	2,704,624	9,387,502
Production expenses	(4,127,129)	(4,025,110)	(4,441,728)
Capital expenditures	(8,417,420)	(7,622,220)	(4,354,992)
Undistributed net income(2)	(43,468)	(260,737)	(504,150)
(Provision for) Refund of escrowed special costs.	(15,226,258)	2,708,208	25,724
Net Proceeds	$16,700,396	$8,668,575	$17,974,449
Royalty interest	x25%	x25%	x25%
Partnership share	$4,175,099	$2,167,144	$4,493,612
Trust interest	x99.99%	x99.99%	x99.99%
Trust share	$4,174,682	$2,166,927	$4,493,163

(1)
Amounts represent actual production for the twelve-month period ending on October 31 of each year, respectively.

(2)
Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carry forward. As of December 31, 2003, the loss carryforward was $0.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Reference is made to Item 1 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Trustees and Unit Holders of TEL Offshore Trust:

        We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2003 and 2002, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2003 and 2002, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2003, on the comprehensive basis of accounting described in Note 3.

DELOITTE & TOUCHE LLP

Houston, Texas
March 30, 2004

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$1,952,547	$1,752,973
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,113,036 and $28,075,215 at December 31, 2003 and 2002, respectively	154,619	192,440

Total assets	$2,107,166	$1,945,413

Liabilities and Trust Corpus
Distribution payable to Unit holders	$588,136	$360,368
Reserve for future Trust expenses	1,364,411	1,392,605
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2003 and 2002)	154,619	192,440

Total liabilities and trust corpus	$2,107,166	$1,945,413

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2003	2002	2001
Royalty income	$4,174,682	$2,166,927	$4,493,163
Interest income	7,891	10,789	87,812

	4,182,573	2,177,716	4,580,975
General and administrative expenses	(651,379)	(630,018)	(465,971)
Other—Texaco Settlement Agreement	75,000	—	—
Decrease (Increase) in reserve for future Trust expenses	28,194	(205,287)	138,513

Distributable income	$3,634,388	$1,342,411	$4,253,517

Distributions per Unit (4,751,510 Units)	$0.764891	$0.282523	$0.895193

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2003	2002	2001
Trust corpus, beginning of year	$192,440	$220,575	$269,081
Distributable income	3,634,388	1,342,411	4,253,517
Distributions to Unit holders	(3,634,388)	(1,342,411)	(4,253,517)
Amortization of overriding royalty interest	(37,821)	(28,135)	(48,506)

Trust corpus, end of year	$154,619	$192,440	$220,575

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

        Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; and Anadarko with respect to East Cameron 354 on and after July 1, 2003).

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. The reserve amount at December 31, 2001 was $978,971. During the first quarter of 2001, the Trust used $138,513 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust. At December 31, 2002 the reserve amount was $1,392,605. During the first quarter of 2002, the Trust used $55,053 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust. At December 31, 2003 the reserve amount was $1,364,411. During the first quarter of 2003, the Trust used $28,194 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust.

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at $24.8 million as of October 31, 2003. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

        Crude oil sales to Chevron and Texaco accounted for approximately 77% and 1%, respectively, of crude oil revenues from the Royalty Properties during 2001. As of October 9, 2001 Chevron Corporation merged with Texaco, and the Royalty Properties owned by TEPI were assigned to Chevron on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 99%, for both 2003 and 2002, of crude oil revenues from the Royalty Properties during each of 2003 and 2002. Sales to ChevronTexaco accounted for approximately 93% and 84% of total gas revenues from the Royalty Properties during 2003 and 2002, respectively.

        The Trust's share of Royalty income was reduced by approximately $417,000, $219,000 and $277,000 in 2003, 2002 and 2001, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

        In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. The adoption of SFAS No. 143 did not have a material impact on the Trust's financial position, results of operations or cash flows.

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

(5) Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow Account." The Trust's share of interest generated from the Special Cost Escrow Account, approximately $56,000, $74,000 and $250,000 for 2003, 2002 and 2001, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2003, 2002 and 2001, approximately $8,573,000, $4,793,000 and $5,413,000 respectively, remained in the Special Cost Escrow Account. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs.

        The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In the first quarter of 2004, there was a net credit of funds to the Special Cost Escrow Account of approximately $838,887. Deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

        In 2003 the Working Interest Owners deposited a net amount of approximately $3,812,800 into the Special Cost Escrow Account. In 2002 and 2001 the Working Interest Owners released a net amount of approximately $677,000 and $2,200, respectively, from the Special Cost Escrow Account. The deposit and releases were made primarily due to changes in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

(6) Federal Income Tax Matters

        The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each unitholder will be treated as owning an interest in the Partnership.

(7) Commitments and Contingencies

        During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust's share of this settlement amount was approximately $674,000. The balance of this amount was recovered from the Trust by the Working Interest Owner during 2003.

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

(8) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2003, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

        The reserve volumes and revenue values attributable to the Partnership's royalty interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership's royalty interest and the retained interest of the Working Interest Owners in the Royalty Properties. Net reserves attributable to the Partnership's royalty interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the subject properties based on the ratio of the Partnership's interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership's royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership's royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership's royalty interest are located in the United States. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.8 million as of October 31, 2003 based on the reserve study of Degolyer and MacNaughton.

        The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting. Under this method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period. The Working Interest Owners of the Ship Shoal 182/183, the East Cameron 371/381 and the East Cameron 353 properties have advised the Trust that, as of October 31, 2003, approximately 65,050 Mcf, 21,985 Mcf and 6,366 Mcf, respectively, had been overtaken by the Working Interest Owners from these properties. In addition, the Working Interest Owners of the Eugene Island 338/339 and the West Cameron 643 properties have advised the Trust that, as of October 31, 2003, approximately 51,906 Mcf and 30,813 Mcf, respectively, had been undertaken by the Working Interest Owners from these properties. The Partnership's share of revenues related to the overtaken gas was included in the Partnership's Royalty income in the periods during which the gas was sold. Accordingly, the reserves and future Royalty income attributable to the Partnership, as discussed in the DeGolyer and MacNaughton letter, have been reduced by the Partnership's share of such imbalances. The standardized measure of discounted future Royalty income attributable to the Partnership was reduced by approximately $7,700 in 2004 related to such imbalances. Chevron has advised the Trust that sufficient gas reserves exist on Eugene Island 339 for underproduced parties to recoup their share of the gas imbalance on that property and the Working Interest Owners of the Ship Shoal 182/183 and the West Cameron 643 properties have advised the Trust that sufficient gas reserves existed on the properties for under produced parties to recoup their share of the gas imbalance on the properties.

        Distributable income for the Partnership for the periods ended December 31, 2003, 2002 and 2001 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2003, 2002 and 2001, respectively.

(9) Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2003*:
Royalty income	$218,084	$1,819,013	$1,443,095	$694,490
Distributable income	$94,733	$1,577,454	$1,374,065	$588,136
Distributions per Unit	$0.019937	$0.331990	$0.289185	$0.123779
2002*:
Royalty income	$106,647	$822,605	$694,442	$543,233
Distributable income	—	$364,941	$617,102	$360,368
Distributions per Unit	—	$0.076805	$0.129875	$0.075843

*
Royalty income and distributable income were decreased or increased in certain quarters due to deposits to or releases from the Special Cost Escrow Account as discussed in Note 5 above.

*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

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

        Information regarding operations provided by the Working Interest Owners, including ChevronTexaco, has been subject to errors and adjustments, some of which have been significant. Accordingly, while the Trustees make diligent inquiries and request changes to internal controls of the Working Interest Owners when errors are identified, the Trustees cannot assure unitholders that other errors or adjustments by Working Interest Owners, whether historical or future, will not affect future Royalty income and distributions by the Trust.

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

        The Trust does not have a principle executive officer, principle financial officer, principle accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. The Trust does not have a board of directors or an audit committee, and therefore it does not have an audit committee financial expert.

Item 11. Executive Compensation.

        Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  (a)
  Security Ownership of Certain Beneficial Owners.

Title of Class of Voting Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Units of Beneficial Interest	Magnum Hunter Resources, Inc. 600 East Las Colinas Blvd., Suite 1100 Irving, TX 75039	1,391,221	(2)	29.3%

(1)
Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2)
Based on information contained in the reporting persons' Form 4 filed on December 18, 2003 and Schedule 13D/A filed on October 3, 2003. Canvasback, Inc. ("Canvasback"), a wholly owned subsidiary of Magnum Hunter, directly owns 1,323,039 Units. Voting and dispositive power for these Units is shared between Magnum Hunter and Canvasback. Magnum Hunter owns an additional 68,182 Units and has sole voting and disposition power with respect to such Units.

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

        Crude oil sales to ChevronTexaco accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2003. During 2002, gas sales by the Working Interest Owner under a contract with Texaco Natural Gas, Inc. ("TNGI") and Dynegy Inc. ("Dynegy"), an affiliate to ChevronTexaco, accounted for 23% and 61%, respectively, of total gas revenues from the Royalty Properties.

        The Trust's share of Royalty income was reduced by approximately $417,000 in 2003 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2002.

        Effective August 31, 1996, Chevron U.S.A. Inc.'s Natural Gas Business Unit and Warren Petroleum Company merged with Dynegy (formerly named NGC Corporation). As of February 28, 2002, Chevron

Texaco owned approximately 26% of the voting stock of Dynegy and Chevron was obligated to sell substantially all of it the natural gas produced and owned or controlled by it in the lower 48 states to Dynegy. In January 2003, Chevron terminated all of its natural gas contracts with Dynegy. In April 2003, ChevronTexaco formed a new division called "ChevronTexaco Natural Gas" to market most of its production to various third party purchasers under a mix of term and spot agreements.

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

PART IV

Item 14. Principle Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the trustees.

        The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of Tel Offshore Trust financial statements for 2003 and 2002 and fees billed for other services rendered by Deloitte & Touche, LLP

	2003	2002
Audit fees	$125,000	$97,000
Audit related fees
Tax fees	5,300	5,300
All other fees
Total fees	$130,300	$102,300

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)(1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages as indicated:

Page in This Form 10-K
Independent Auditors' Report	42
Statements of Assets, Liabilities and Trust Corpus	43
Statements of Distributable Income	43
Statements of Changes in Trust Corpus	43
Notes to Financial Statements	44

        (a)(2)    Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

        (a)(3)    Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference, JPMorgan Chase Bank is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association).

			SEC File or Registration Number	Exhibit Number
4(a	)*	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(a	)
4(b	)*	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(b	)
4(c	)*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(c	)
4(d	)*	Amendments to TEL Offshore Trust Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(d	)
4(e	)*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(e	)
10(a	)*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	10(a	)
10(b	)*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(b	)
10(c	)*	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(c	)
10(d	)*	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10(d	)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)    Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this annual report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2004.

TEL OFFSHORE TRUST
By:	JPMORGAN CHASE BANK, Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer
Signature		Date
JPMORGAN CHASE BANK, Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich, Vice President & Trust Officer	March 30, 2004
INDIVIDUAL TRUSTEES
	/s/ GEORGE ALLMAN, JR. George Allman, Jr., Individual Trustee	March 30, 2004
	/s/ GARY C. EVANS Gary C. Evans, Individual Trustee	March 30, 2004
	/s/ JEFFREY S. SWANSON Jeffrey S. Swanson, Individual Trustee	March 30, 2004

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