Form 10-Q
period 2004-03-31
TEL OFFSHORE TRUST
filed 2004-05-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-6910

TEL OFFSHORE TRUST
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation, or Organization)	76-6004064 I.R.S. Employer Identification No.)
JPMorgan Chase Bank Institutional Trust Services 700 Lavaca Street Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

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

        As of May 14, 2004—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$1,221,613	$1,952,547
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,126,368 and $28,113,036, respectively	141,287	154,619

Total assets	$1,362,900	$2,107,166

Liabilities and Trust Corpus
Distribution payable to Unit holders	$0	$588,136
Reserve for future Trust expenses	1,221,613	1,364,411
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	141,287	154,619

Total liabilities and Trust corpus	$1,362,900	$2,107,166

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Royalty income	$0	$218,084
Interest income	1,768	2,181

	1,768	220,265
Decrease in reserve for future Trust expenses	142,798	28,194
General and administrative expenses	(144,566)	(153,726)

Distributable income	$0	$94,733

Distributions per Unit (4,751,510 Units)	$0.000000	$.019937

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Trust corpus, beginning of period	$154,619	$192,440
Distributable income	0	94,733
Distribution payable to Unit holders	0	(94,733)
Amortization of net overriding royalty interest	(13,332)	(1,885)

Trust corpus, end of period	$141,287	$190,555

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

        On November 18, 1988, Chevron U.S.A., Inc. ("Chevron") acquired most of the Gulf of Mexico offshore oil and gas properties of Tenneco, including all of the Royalty Properties. As a result of the acquisition, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership. Chevron also assumed Tenneco's obligations under the Conveyance.

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

        On October 1, 1995, SONAT Exploration Company ("SONAT") acquired the East Cameron 354 property from PennzEnergy. In addition, on October 1, 1995, Amoco Production Company ("Amoco") acquired the Eugene Island 367 property from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, on October 1, 1995 and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties.

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

        On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371/381 to Chevron. Accordingly, pursuant to the Conveyance of the Royalty Properties, net profits interest will be calculated for the collective Royalty Properties owned by Chevron after this date.

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

Note 2 — Basis of Accounting

        The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and the successor by merger to the original name of the Corporate Trust, Texas Commerce Bank National Association) ("Corporate Trustee") in accordance with the instructions to Form 10-Q and does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2003.

  The financial statements of the Trust are prepared on the following basis:

    (a)
    Royalty income is recorded when received, including the effect of overtaken or undertaken positions and negative or positive adjustments, by the Corporate Trustee on the last business day of each calendar quarter; and

    (b)
    Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses, as discussed in Note 6.

        This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the net overriding royalty interest, which is calculated on a units-of-production basis, is charged directly to Trust corpus since such amount does not affect distributable income.

        Cash and cash equivalents include all highly liquid, short-term investments with original maturities of three months or less.

        The decrease in reserve for future Trust expenses includes both decreases of amounts deemed necessary by the Trustees and related distributions, as well as amounts paid from the reserve during periods when the Trust has insufficient income to pay Trust expenses.

        The Trust reviews the net overriding royalty interest in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the periods presented.

        The preparation of financial statements requires the Trustees to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain discounts. Actual results could differ from those estimates.

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables. The Trust does not enter into any hedging transactions on future production. Accordingly, the Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities," as amended, that was effective January 1, 2001 has not had an impact on the Trust's financial statements.

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

Note 3 — Net Overriding Royalty Interest

        The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, "Net Proceeds" means the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a special cost reserve. The Special Cost Escrow account (See Note 6) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

Note 4 — Distributions to Unit Holders

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. Such distributions are referred to as "distributable income." The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.

        During the quarter ended March 31, 2004, a Working Interest Owner made certain negative adjustments to previously reported Net Proceeds (See Note 5). Due to these negative adjustments as well as to significant capital expenditure incurred on the Royalty Properties, there was no Royalty income for the quarter. As a result of these negative adjustments, the deficit balance to the Trust at March 31, 2004 increased by $2,727,521 resulting in a loss carryforward of $3,307,628. This loss carryforward will be deducted by the Working Interest Owner from any future Net Proceeds on the Royalty Properties. In addition, no distributable income will be available to Unit holders until the Trust recoups expenses being paid from the reserve for Trust expense that the Trustees have established for anticipated future expenses.

Note 5 — Negative Adjustments

        During the quarter ended March 31, 2004, a Working Interest Owner informed the Trust that it had made errors in prior periods which resulted in prior periods Net Proceeds being overstated. This Working Interest Owner, Chevron, which is also the Managing General Partner, has advised the Trust that these errors consisted of:

  •
  Eugene Island 339—a $6,953,982 gross revenue adjustment to reverse revenues previously credited to the Trust for interest in wells that the Trust does not hold an interest, a $98,797 gross operating expense adjustment and a $573,382 adjustment to increase previous capital expenditures
  •
  Ship Shoal 182/183—a $1,336,287 gross adjustment to reverse revenues previously credited to the Trust primarily for double-counted production and a $1,855,976 adjustment to correct previously recorded adjustments to capital expenditures

  •
  South Timbalier 36/37 (Royalty Properties associated with ChevronTexaco)—a $495,425 gross adjustment to reverse the effects of clerical errors.

        The gross adjustments, before the Special Cost Escrow account adjustment, was $10,911,175 or a $2,727,521 increase in the losses to be carried forward and netted against future Royalty income earned by the Trust.

Note 6 — Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2004, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the funds released was approximately $853,016. The release was primarily a result of a Working Interest Owner's decision to offset negative adjustments (See Note 5) relating to prior periods. In the first quarter of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the funds deposited was approximately $421,000. As of March 31, 2004, $7,775,740 remained in the Special Cost Escrow account.

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

Note 7 — Reserve For Future Trust Expenses

        The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2003 was $1,364,411. The reserve amount for 2004 was calculated to be $1,760,592. During the first quarter of 2004, the Trust used $142,798 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $1,221,613 as of March 31, 2004. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

        The financial statements of the Trust are prepared on the following basis:

    (a)
    Royalty income is recorded when received, including the effect of overtaken or undertaken positions and negative or positive adjustments, by the Corporate Trustee on the last business day of each calendar quarter; and

    (b)
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

Financial Review

Three Months Ended March 31, 2004 and 2003

        There were no distributions for the three months ended March 31, 2004. The Trust is in a deficit position with Working Interest Owners as a result of negative adjustments to Net Proceeds relating to prior periods. Due to these negative adjustments as well as significant capital expenditures incurred on the Royalty Properties there was no Royalty income for the quarter. As a result of these negative adjustments, the deficit balance to the Trust at March 31, 2004 increased by $2,727,521, resulting in a loss carryforward of $3,307,628. This loss carryforward will be deducted by the Working Interest Owner from any future Net Proceeds on the Royalty Properties. In addition, no distributable income will be available to Unit holders until the Trust recoups expenses being paid from the reserve for Trust expenses that the Trustees have established for anticipated future expenses. Distributions to Unit holders for the three months ended March 31, 2003 amounted to $94,733 or $.019937 per Unit.

        The negative adjustments made refer to downward adjustments to revenues and production by Chevron based on an improper credit to the Trust of revenues and production on Eugene Island 339. This improper credit relates to production credited from wells in which the Trust has no interest from as early as June 2002 through October 2003. Recovery by Chevron of the amounts improperly credited to the Trust as well as certain capital expenditures will affect Royalty income and distributable income in future periods. The aggregate amount of these negative adjustments is discussed below. The Trustees are continuing to evaluate or confirm this information but have no basis at this time to believe this information is inaccurate.

        Gas revenues decreased $91,884, or 6%, to $1,452,158 in the first quarter of 2004 from $1,544,042 in the first quarter of 2003, due to a decrease in gas volumes of 28% to 236,155 Mcf in the first quarter of 2004 from 327,767 Mcf in the first quarter of 2003 offset by a 31% increase in the average price received for natural gas to $6.15 per Mcf in the first quarter of 2004 from $4.71 per Mcf in the first quarter of 2003. Gas products revenue decreased $29,104, or 145%, to $(9,006) in the first quarter of 2004 from $20,098 in the first quarter of 2003 due primarily to a decrease in production volume of 10,256 Mcf, or 153%, to (3,561) Mcf in the first quarter of 2004 from 6,605 Mcf in the first quarter of 2003. The negative revenues and volumes for the first quarter of 2004 are due to negative adjustments, as a result of the improper credits of production and revenues by Chevron.

        Crude oil and condensate revenues decreased $9,889,317, or 127%, to $(2,130,230) in the first quarter of 2004 as compared to $7,759,087 in the first quarter of 2003, due to a 133% decrease in crude oil and condensate volume (93,080) barrels in the first quarter of 2004 from 282,262 barrels in the first quarter of 2003. The negative revenues and volumes for the first quarter of 2004 are due to negative adjustments, as a result of the improper credits of production and revenues by Chevron, totaling 295,224 barrels recorded by the Trust. The decrease is partially offset by a 10% increase in the average price of crude oil and condensate from $27.49 per barrel in the first quarter of 2003 to $30.19 per barrel in the first quarter of 2004.

        The Trust's share of capital expenditures increased approximately $8,412,086, from $5,467,113 in the first quarter of 2003 to $13,879,199 in the first quarter of 2004. The increase in capital expenditures for the first quarter of 2004 related primarily to drilling of the new I-4 well and some residual costs from completion of I-2 and I-3 wells on the Ship Shoal 182/183 property, compared to capital expenditures for the same period in 2003 which were related to an upgrade of a pipeline pump panel and digital pressure controls for the I-1 development well on the Ship Shoal 182/183 property. The Trust recorded an adjustment of $2,026,684 in the first quarter of 2004 relating primarily to charges incurred in the fourth quarter of 2003. Adjustments to capital expenditures are based on miscalculations and duplication of downward adjustments allocations on Ship Shoal 182/183 during the third and fourth quarters of 2003. These miscalculations and duplications are reflected in the amounts provided. Recovery of these amounts by Chevron will affect Royalty income and distributable income in future periods.

        The Trust did not have undistributed net income in the first quarter of 2004. For the three months ending March 31, 2004, the negative adjustments discussed above relating to production in previous periods exceeded proceeds from oil and gas sales for the first quarter of 2004. The loss carryforward at March 31, 2004 of $3,307,628 will be deducted from any future gross proceeds on the Royalty Properties, which will reduce future Royalty income. For the first quarter of 2003, the Trust had undistributed net income of $35,227. Undistributed net loss represents negative Net Proceeds generated during the respective period. Undistributed net income represents positive Net Proceeds, generated during the respective period that was applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

        In the first quarter of 2004, there was a net refund of funds from the Special Cost Escrow account. The Trust's share of the funds refunded was approximately $853,016. The refund was primarily a result of a decrease in Royalty income that was caused by the negative adjustments relating to prior periods as discussed above. In the first quarter of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the funds deposited was approximately $421,000. As of March 31, 2004, $7,775,740 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see "Special Cost Escrow" account below.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2003 was $1,364,411. The reserve amount for 2004 was calculated to be $1,760,592. During the first quarter of 2004, the Trust used $142,798 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $1,221,613 as of March 31, 2004. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income.

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

Operational Review

Three Months Ended March 31, 2004 and 2003

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        During the quarter ended March 31, 2004, a Working Interest Owner informed the Trust that it had made errors in prior periods which resulted in prior periods Net Proceeds being overstated. This Working Interest Owner, Chevron, which is also the Managing General Partner, has advised the Trust that these errors consisted of:

  •
  Eugene Island 339—a $6,953,982 gross revenue adjustment to reverse revenues previously credited to the Trust for an interest in wells that the Trust does not hold an interest, a $98,797 gross operating expense adjustment and a $573,382 adjustment to increase previous capital expenditures
  •
  Ship Shoal 182/183—a $1,336,287 gross adjustment to reverse revenues previously credited to the Trust primarily for double-counted production and a $1,855,976 adjustment to correct previously recorded adjustments to capital expenditures
  •
  South Timbalier 36/37 (Royalty Properties associated with ChevronTexaco)—a $495,425 gross adjustment to reverse the effects of clerical errors.

        The gross adjustments, before the Special Cost Escrow account adjustment, was $10,911,175 or a $2,727,521 increase in the losses to be carried forward and netted against future Net Proceeds earned by the Trust on Royalty Properties operated by this Working Interest Owner.

        Ship Shoal 182/183 crude oil revenues decreased from $3,507,739 in the first quarter of 2003 to $2,407,576 in the first quarter of 2004, primarily due to a decrease in net crude oil production from 127,814 barrels in the first quarter of 2003 to 79,415 in the first quarter of 2004, which includes a negative retroactive adjustment of 44,214 barrels relating to the fourth quarter of 2003 discussed above. The decrease was partially offset by an increase in the average crude oil price from $27.44 per barrel in the first quarter of 2003 to $30.32 per barrel for the same period in 2004. Gas revenues increased from $284,590 in the first quarter of 2003 to $1,055,621 in the first quarter of 2004 due to an increase in the average natural gas sales price from $4.47 per Mcf in the first quarter of 2003 to $5.77 per Mcf for the same period in 2004. Gas production also increased from 63,620 Mcf in the first quarter of 2003 to 182,867 Mcf in the first quarter of 2004. The increase in gas volume primarily resulted from the addition of the F-3 well in early January 2004. Capital expenditures increased from $5,352,519 in the first quarter of 2003 to $7,767,450 in the first quarter of 2004 primarily due to $6.3 million of capital expenditures made to compete the F-3 drilling project. Operating expenses increased from $384,697 in the first quarter of 2003 to $960,089 for the same period in 2004.

        Eugene Island 339 net crude oil revenues decreased from $4,124,587 in the first quarter of 2003 to $(4,212,676) for the same period in 2004 due to a decrease in volumes from 150,000 in the first quarter of 2003 to (162,170) barrels in the first quarter of 2004, which gives effect to a negative retroactive adjustment of 236,650 barrels relating to the period of January through October 2003 for improper credits of production and revenues discussed above. In addition, the average crude oil price decreased from $27.50 per barrel in the first quarter of 2003 to $25.98 per barrel in the first quarter of 2004. Gas revenues decreased from $303,275 in the first quarter 2003 to $244,807 in the first quarter of 2004 primarily due to a decrease in natural gas volumes from 52,500 Mcf in the first quarter of 2003 to 29,024 Mcf in the first quarter of 2004, which gives effect to a negative retroactive adjustment of 90,976 Mcf for improper credits of production and revenues discussed above. Capital expenditures increased from $34,665 in the first quarter of 2003 to $6,127,098 in the first quarter of 2004 due to various capital projects that were completed in the first quarter of 2004, including the C-20 and C-21 drilling projects that cost approximately $1.5 and $3.3 million, respectively, and upgrades to the C platform facilities that cost approximately $517,000. Operating expenses increased from $112,852 in the first quarter of 2003 to $587,353 in the first quarter of 2004.

        West Cameron 643 gas revenues decreased from $720,633 in the first quarter of 2003 to $80,081 in the first quarter of 2004. This is due to a significant decrease in gas volumes from 160,212 Mcf in the first quarter of 2003 to 17,833 Mcf for the same period in 2004. The decrease in volumes was primarily due to diminishing returns from wells. The gas from West Cameron 643 is currently committed to Texaco Natural Gas Inc. ("TNGI"). TNGI is a wholly owned affiliate of Texaco Exploration and Production Inc. ("TEPI"). TNGI purchases natural gas from TEPI and resells such gas to a variety of third-party customers at a variety of downstream delivery points. The prices that TNGI pays TEPI for the gas production are based on the actual sale prices that TNGI receives from its third-party customers less the actual transportation cost, if any, that TNGI pays to a transporting pipeline. TEPI's proceeds are based on 100% of the actual resale price of the gas, less actual transportation. Operating expenses decreased from $229,696 in the first quarter of 2003 to $69,151 for the same period in 2004, and capital expenditures decreased from $70,329 in the first quarter of 2003 to $515 for the same period in 2004 due to production decreases.

        East Cameron 371/381 crude oil revenues decreased from $28,253 in the first quarter of 2003 to $8,849 in the first quarter of 2004 primarily due to the decrease in crude oil production from 920 barrels in the first quarter of 2003 to 286 barrels for the same period in 2004. The decrease was partially offset by an increase in the average crude oil price from $30.71 per barrel in the first quarter of 2003 to $30.96 per barrel in the first quarter of 2004. Gas revenues decreased from $49,061 in the first quarter of 2003 to $21,247 in the first quarter of 2004. This is due to a decrease in gas volumes from 11,118 Mcf in the first quarter of 2003 to 4,561 Mcf for the same period in 2004. The decrease in volumes was partially offset by an increase in the average price received for natural gas from $4.41 per Mcf in the first quarter of 2003 to $4.66 per Mcf in the first quarter of 2004. Capital expenditures were $4,509 in the first quarter of 2003 and were $41 in the first quarter of 2004. Operating expenses decreased from $22,632 in the first quarter of 2003 to $5,963 in the first quarter of 2004.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2003 future net revenues attributable to the Trust's royalty interests were estimated at $24.8 million. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 2003 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2004, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the funds released was approximately $853,016. The release was primarily a result of a Working Interest Owner's decision to offset negative adjustments relating to prior periods for improper credits of production and revenues, as discussed above. In the first quarter of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the funds deposited was approximately $421,000. As of March 31, 2004, $7,775,740 remained in the Special Cost Escrow account.

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

Overview of Production, Prices and Royalty Income

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

	Royalty Properties Three Months Ended March 31,(4)
	2004	2003
Crude oil and condensate (bbls)(1)	(93,080)	282,262
Natural gas and gas products (Mcf)(2)	232,594	334,462
Crude oil and condensate average price, per bbl(1)	$22.89	$27.49
Natural gas average price, per Mcf (excluding gas products) (2)	$6.15	$4.71
Crude oil and condensate revenues(1)	$(2,130,230)	$7,759,087
Natural gas and gas products revenues(2)	1,443,152	1,564,139
Production expenses(3)	(2,084,693)	(1,262,649)
Capital expenditures(3)	(13,879,199)	(5,467,113)
Undistributed net loss (income)(5)	(16,650,970)	(35,227)
Refund of (provision for) escrowed special costs	3,412,064	(1,685,813)

Net Proceeds	0	872,424
Royalty interest	x25%	x25%

Partnership share	0	218,106
Trust interest	x99.99%	x99.99%

Trust share	$0	$218,084

(1)
Includes negative volume adjustments of 295,224 bbls for the three months ended March 31, 2004. Exclusive of these adjustments volumes would have been 202,143 bbls. Excluding the impact of these adjustments crude oil and condensate average price per bbl would have been $30.19. Excluding the impact of these adjustments crude oil and condensate revenues would have been $6,102,141.

(2)
Includes negative volume adjustments of 106,334 Mcf for the three months ended March 31, 2004. Exclusive of these adjustments volumes would have been 338,928 Mcf. Excluding the impact of these adjustments natural gas average price per Mcf would have been $5.86 and natural gas and condensate revenue would have been $1,996,475.

(3)
Includes negative adjustments of $2,125,481 for the three months ended March 31, 2004. Excluding the impact of these adjustments production expense would have been $1,985,896 and capital expenditures would have been $11,852,514.

(4)
The amounts for the three months ended March 31, 2004 and 2003 represent actual production for the periods November 2003 through January 2004, and November 2002 through January 2003, respectively.

(5)
Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period that was applied to an existing loss carryforward. As of March 31, 2004, the loss carryforward was $3,307,628.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2003. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

        (a)   Evaluation of disclosure controls and procedures.    Mike Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

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

        Information regarding operations provided by the Working Interest Owners, including ChevronTexaco, has been subject to errors and adjustments, some of which have been significant. These include errors and adjustments that are reflected in this report and other historical reports. Accordingly, while the Trustees make diligent inquiries and request changes to internal controls of the Working Interest Owners when errors are identified, the Trustees cannot assure Unit holders that other errors or adjustments by Working Interest Owners, whether historical or future, will not affect future Royalty income and distributions by the Trust.

        Changes in Internal Control Over Financial Reporting.    To the knowledge of the Corporate Trustee, during the three months ended March 31, 2004, there has been no change in the Corporate Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

			SEC File or Registration Number	Exhibit Number
4(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(a)
4(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(b)
4(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(c)
4(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(d)
4(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective Offshore Trust)	0-6910	4(e)
10(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992, of TEL Offshore Trust)	0-6910	10(a)
10(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(b)
10(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(c)
10(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10(d)
31	—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        A report on Form 8-K was filed with the Securities and Exchange Commission on March 29, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	JPMorgan Chase Bank, Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Date: May 14, 2004

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