Form 10-Q
period 2004-06-30
TEL OFFSHORE TRUST
filed 2004-08-13
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-6910

TEL OFFSHORE TRUST
(Exact Name of Registrant as Specified in its Charter)

Texas	76-6004064
(State of Incorporation, or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank Institutional Trust Services 700 Lavaca Street
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

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

        As of August 13, 2004—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$1,081,415	$1,952,547
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,126,368 and $28,113,036, respectively	124,601	154,619

Total assets	$1,206,016	$2,107,166

Liabilities and Trust Corpus
Distribution payable to Unit holders	$0	$588,136
Reserve for future Trust expenses	1,081,415	1,364,411
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	124,601	154,619

Total liabilities and Trust corpus	$1,206,016	$2,107,166

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Royalty income (See Note 4)	$83,857	$1,819,013	$83,857	$2,037,097
Interest income	1,452	1,882	3,320	4,063

	85,309	1,820,895	87,077	2,041,160
Decrease in reserve for future Trust expenses	56,341	0	199,139	28,194
General and administrative expenses	(141,650)	(243,441)	(286,216)	(397,167)

Distributable income	$0	$1,577,454	$0	$1,672,187

Distributions per Unit (4,751,510 Units)	$.000000	$.331990	$.000000	$.351927

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Trust corpus, beginning of period	$141,287	$190,555	$154,619	$192,440
Distributable income	0	1,577,454	0	1,672,187
Distribution payable to Unit holders	0	(1,577,454)	0	(1,672,187)
Amortization of net overriding royalty interest	(16,686)	(11,570)	(30,018)	(13,455)

Trust corpus, end of period	$124,601	$178,985	$124,601	$178,985

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

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables, such as the loss carryforward described in Note 4.

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

        During the quarter ended March 31, 2004, a Working Interest Owner made certain negative adjustments to previously reported Net Proceeds (See Note 5). As a result of these negative adjustments, the Trust at March 31, 2004 had a loss carryforward of $3,307,628. In the second quarter of 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 with a resulting loss carryforward balance of $0 at June 30, 2004. Royalty income to the Trust in the second quarter of 2004 was $83,857; however, no distributable income will be available to Unit holders until the Trust recoups expenses being paid from the reserve for Trust expense that the Trustees have established for anticipated future expenses.

Note 5 — Negative Adjustments

        During the quarter ended March 31, 2004, a Working Interest Owner informed the Trust that it had made errors in prior periods which resulted in prior period Net Proceeds being overstated. This Working

Interest Owner, Chevron, which is also the Managing General Partner, has advised the Trust that these errors consisted of:

  •
  Eugene Island 339—a $6,953,982 gross revenue adjustment to reverse revenues previously credited to the Trust for interest in wells that the Trust does not hold an interest, a $98,797 gross operating expense adjustment and a $573,382 adjustment to increase previous capital expenditures.
  •
  Ship Shoal 182/183—a $1,336,287 gross adjustment to reverse revenues previously credited to the Trust primarily for double-counted production and a $1,855,976 adjustment to correct previously recorded adjustments to capital expenditures.
  •
  South Timbalier 36/37 (Royalty Properties associated with ChevronTexaco)—a $495,425 gross adjustment to reverse the effects of clerical errors.

        The Trust recorded the adjustments during the first quarter of 2004, which resulted in a loss carryforward of $3,307,628 as of March 31, 2004. In the second quarter of 2004, Net Proceeds were offset by the loss carryforward of $3,307,628, with a resulting loss carryforward balance of $0 at June 30, 2004.

Note 6 — Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2004, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the funds released was approximately $1,189,581. The release was primarily due to a decrease of $3,755,526 in projected special costs for capital expenditures. In the first six months of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the funds deposited was approximately $2,515,542. As of June 30, 2004, $7,426,105 remained in the Special Cost Escrow account.

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

Note 7 — Reserve For Future Trust Expenses

        The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2003 was $1,364,411. The reserve amount for 2004 was calculated to be $1,229,475. During the first six months of 2004, the Trust used $199,131 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $1,081,415 as of June 30, 2004. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income in future periods. As of June 30, 2004, the Trust expense deficit was $148,060, which will funded prior to future distributions.

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

Financial Review

Three Months Ended June 30, 2004 and 2003

        There were no distributions for the three months ended June 30, 2004. In the second quarter of 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 existing at the end of the first quarter of 2004, with a resulting loss carryforward balance of $0 at June 30, 2004 and Royalty income of only $83,857. General and administrative expenses exceeded Royalty income and interest income, which required the Trustee to use $56,341 from the reserve for Trust expenses. No distributable income will be available to Unit holders until the Trust recoups expenses being paid from the reserve for Trust expenses that the Trustees have established for anticipated future expenses. See Note 7 of the notes to financial statements in this Form 10-Q. Distributions to Unit holders for the three months ended June 30, 2003 amounted to $1,577,454 or $.331990 per Unit.

        Gas revenues increased $224,842, or 5%, to $4,802,412 in the second quarter of 2004 from $4,577,570 in the second quarter of 2003, due to an increase in gas volumes of 11% to 831,791 Mcf in the second quarter of 2004 from 747,306 Mcf in the second quarter of 2003, offset by a 6% decrease in the average price received for natural gas to $5.77 per Mcf in the second quarter of 2004 from $6.13 per Mcf in the second quarter of 2003. Gas products revenue increased $702,470, or 1,066%, to $768,386 in the second quarter of 2004 from $65,916 in the second quarter of 2003, due primarily to an increase in production volume of 1,270,869 Mcf, or 1,080%, to 1,388,572 Mcf in the second quarter of 2004 from 117,703 Mcf in the second quarter of 2003.

        Crude oil and condensate revenues decreased $1,028,925, or 10%, to $8,987,940 in the second quarter of 2004 as compared to $10,016,865 in the second quarter of 2003, due to a 14% decrease in crude oil and condensate volume to 263,463 barrels in the first quarter of 2004 from 307,463 barrels in the second quarter of 2003. The decrease is partially offset by a 5% increase in the average price of crude oil and condensate to $34.11 per barrel in the second quarter of 2004 from $32.58 per barrel in the second quarter of 2003.

        The Trust's share of capital expenditures increased approximately $2,662,116, from ($2,014,037) in the second quarter of 2003 to $648,079 in the second quarter of 2004. During the second quarter of 2003, negative adjustments relating to the drilling of the I-4 well were recorded which caused the negative balance. The increase in capital expenditures in the second quarter of 2004 is a result of higher than estimated costs relating to the C-platform upgrade.

        The Trust's share of undistributed net income was $13,231,454 in the second quarter of 2004. As discussed above, Net Proceeds were offset by the net loss carryforward of $3,307,628 during the second quarter of 2004, with a resulting loss carryforward balance of $0 as of June 30, 2004. In addition, Royalty income and interest income did not exceed Trust expenses during the quarter, resulting in a use of funds from the reserve for Trust expenses. See "—Reserve for Future Trust Expenses" below. For the second quarter of 2003, the Trust's share of undistributed net income was $8,241. Undistributed net loss represents negative Net Proceeds generated during the respective period. Undistributed net income represents positive Net Proceeds, generated during the respective period that was applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

        In the second quarter of 2004, there was a net refund of funds from the Special Cost Escrow account. The Trust's share of the funds refunded was approximately $336,232. The refund was primarily a result of a decrease in Royalty income that was caused by the negative adjustments relating to prior periods, as discussed below. In the second quarter of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the funds deposited during this quarter was approximately $2,094,143. As of June 30, 2004, $7,426,105 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see "—Special Cost Escrow Account", below.

Six Months Ended June 30, 2004 and 2003

        Gas revenues increased $132,958, or 2%, to $6,254,570 in the first six months of 2004 from $6,121,612 for the same period in 2003, due to a 5% increase in the average price received for natural gas to $5.96 per

Mcf in the first six months of 2004 from $5.69 per Mcf in the same period of 2003, which was partially offset by a decrease in gas volumes of 1% to 1,067,945 Mcf in the first six months of 2004 from 1,075,073 Mcf for the same period in 2003. Gas products revenue increased $673,367, or 783%, to $759,380 in the first six months of 2004 from $86,013 in the same period of 2003, due primarily to an increase in production volume of 1,199,075 Mcf, or 729%, to 1,363,643 Mcf in the first six months of 2004 from 164,568 Mcf in the same period of 2003. The production for the first six months of 2004 includes negative adjustments resulting from the improper credits of production and revenues by Chevron.

        Crude oil and condensate revenues decreased $10,898,241, or 61%, to $6,857,710 in the first six months of 2004 as compared to $17,755,951 for the same period in 2003, due to a 71% decrease in crude oil and condensate volume to 170,383 barrels in the first six months of 2004 from 589,725 barrels for the same period in 2003. The revenues and volumes for the first six months of 2004 include negative adjustments, as a result of the improper credits of production and revenues by Chevron, totaling 295,224 barrels recorded by the Trust in the first quarter of 2004. The decrease is also affected by a 5% decrease in the average price of crude oil and condensate from $30.14 per barrel in the first six months of 2003 to $28.50 per barrel for the same period in 2004.

        The Trust's share of capital expenditures increased approximately $11,074,273, from $3,453,005 in the first six months of 2003 to $14,527,278 in the same period of 2004. The increase in capital expenditures for the first six months of 2004 related primarily to drilling of the new Ship Shoal 182/183 F-3 well and the C-20 and C-21 wells on Eugene Island 339 and associated platform upgrades, compared to capital expenditures for the same period in 2003, which related primarily to the new I-4 well and some residual costs from completion of I-2 and I-3 wells on the Ship Shoal 182/183 property. The Trust recorded an adjustment of $2,026,684 in the first quarter of 2004, relating primarily to charges incurred in the fourth quarter of 2003. Adjustments to capital expenditures are based on miscalculations and duplication of downward adjustments allocations on Ship Shoal 182/183 during the third and fourth quarters of 2003. These miscalculations and duplications are reflected in the amounts provided.

        The Trust's share of undistributed net income was $1,356,586 in the first six months of 2004. As discussed above, Net Proceeds during the second quarter of 2004 were offset by the loss carryforward of $3,307,863 existing as of March 31, 2004, resulting in a loss carryforward balance of $0 at June 30, 2004. For the first six months of 2003, the Trust's share of undistributed net income was $43,468.

        In the first six months of 2004, there was a net refund of funds from the Special Cost Escrow account. The Trust's share of the funds refunded was approximately $1,189,581. In the first six months of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the funds deposited was approximately $2,515,542. As of June 30, 2004, $7,426,105 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see "—Special Cost Escrow Account", below.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2003 was $1,364,411. The reserve amount for 2004 was calculated to be $1,760,592. During the first six months of 2004, the Trust used $282,996 from the Trust's cash reserve account to pay the Trust's general and administrative expenses, when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $1,081,415 as of June 30, 2004. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income.

Other

        The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of oil and gas produced from the Royalty Properties as well as capital expenditures by the Working Interest Owners that may or may not be included in the Special Cost Escrow account. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for oil and gas, weather, industrial growth, conservation measures, competition and other variables.

Operational Review

Three Months Ended June 30, 2004 and 2003

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues decreased from $5,773,579 in the second quarter of 2003 to $4,300,079 in the second quarter of 2004, primarily due to a decrease in net crude oil production from 168,424 barrels in the second quarter of 2003 to 123,819 in the second quarter of 2004. The decrease was partially offset by an increase in the average crude oil price from $34.28 per barrel in the second quarter of 2003 to $34.73 per barrel for the same period in 2004. Gas revenues increased from $1,188,684 in the second quarter of 2003 to $3,361,078 in the second quarter of 2004 due to an increase in gas production from 197,141 Mcf in the second quarter of 2003 to 578,282 Mcf in the second quarter of 2004, which was partially offset by a decrease in the average natural gas sales price from $6.03 per Mcf in the second quarter of 2003 to $5.81 per Mcf for the same period in 2004. The increase in gas volume primarily resulted from the addition of the F-3 well in early January 2004. Capital expenditures increased from ($2,160,245) in the second quarter of 2003 to $82,763 in the second quarter of 2004. Operating expenses increased from $378,446 in the second quarter of 2003 to $746,914 for the same period in 2004.

        Eugene Island 339 net crude oil revenues increased from $3,906,560 in the second quarter of 2003 to $4,552,755 for the same period in 2004 due to an increase in volumes from 129,307 in the second quarter of 2003 to 135,791 barrels in the second quarter of 2004. In addition, the average crude oil price increased from $30.21 per barrel in the second quarter of 2003 to $33.53 per barrel in the second quarter of 2004. Gas revenues decreased from $1,838,895 in the second quarter 2003 to $938,881 in the second quarter of 2004, primarily due to a decrease in natural gas volumes from 325,003 Mcf in the first quarter of 2003 to 152,687 Mcf in the second quarter of 2004. Capital expenditures increased from $66,796 in the second quarter of 2003 to $524,409 in the second quarter of 2004, due to various capital projects that were completed in the second quarter of 2004, primarily $447,000 of additional costs to upgrade the C platform facilities. Operating expenses increased from $107,827 in the second quarter of 2003 to $358,010 in the second quarter of 2004.

        West Cameron 643 gas revenues decreased from $1,269,902 in the second quarter of 2003 to $398,406 in the second quarter of 2004. This is due to a decrease in gas volumes from 183,343 Mcf in the second quarter of 2003 to 72,970 Mcf for the same period in 2004. The decrease in volumes was primarily due to diminishing returns from wells. Gas prices increased $0.96 per Mcf from $4.50 per Mcf in the second quarter of 2003 to $5.46 per Mcf in the second quarter of 2004. Operating expenses decreased from $120,358 in the second quarter of 2003 to $84,993 for the same period in 2004, and capital expenditures decreased from $61,490 in the second quarter of 2003 to $2,066 for the same period in 2004, due to production decreases.

        East Cameron 371/381 crude oil revenues decreased from $23,064 in the second quarter of 2003 to $9,205 in the second quarter of 2004, primarily due to the decrease in crude oil production from 668 barrels in the second quarter of 2003 to 242 barrels for the same period in 2004. The decrease was partially offset by an increase in the average crude oil price from $34.53 per barrel in the second quarter of 2003 to $38.07 per barrel in the second quarter of 2004. Gas revenues decreased from $58,152 in the second quarter of 2003 to $28,230 in the second quarter of 2004. This is due to a decreases in both gas volumes and prices. Gas volumes decreased from 8,462 Mcf in the second quarter of 2003 to 5,008 Mcf for the same period in 2004. The average price received for natural gas decreased from $6.87 per Mcf in the second quarter of 2003 to $5.64 per Mcf in the second quarter of 2004. Capital expenditures were $577 in the second quarter of 2003 and were $1,283 in the second quarter of 2004. Operating expenses increased from ($5,213) in the second quarter of 2003 to $11,109 in the second quarter of 2004.

Six Months Ended June 30, 2004 and 2003

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        During the first quarter of 2004, a Working Interest Owner informed the Trust that it had made errors in prior periods which resulted in prior periods Net Proceeds being overstated. This Working Interest Owner, Chevron, which is also the Managing General Partner, has advised the Trust that these errors consisted of:

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

        The gross adjustments, before the Special Cost Escrow account adjustment, were $10,911,175 or a $2,727,521 increase to $3,307,628 in the losses to be carried forward and netted against future Net Proceeds earned by the Trust on Royalty Properties operated by this Working Interest Owner as of

March 31, 2004. In the second quarter of 2004, Net Proceeds of $3,307,628 were used to offset the loss carryforward of $3,307,628, resulting in a loss carryforward balance of $0 at June 30, 2004; however, no distributable income will be available to Unit holders until the Trust recoups expenses being paid from the reserve for Trust expenses that the Trustees have established for anticipated future expenses. See Note 7 of the notes to financial statements in this Form 10-Q.

        Ship Shoal 182/183 crude oil revenues decreased from $9,281,318 in the first six months of 2003 to $6,707,654 in the same period in 2004, primarily due to a decrease in net crude oil production from 296,238 barrels in the first six months of 2003 to 203,234 in the same period of 2004, which includes a negative retroactive adjustment of 44,214 barrels relating to the fourth quarter of 2003 discussed above. The decrease was partially offset by an increase in the average crude oil price from $31.33 per barrel in the first six months of 2003 to $32.52 per barrel for the same period in 2004. Gas revenues increased from $1,473,274 in the first six months of 2003 to $4,416,699 in the same period of 2004 due to an increase in gas production from 260,761 Mcf in the first six months of 2003 to 761,149 Mcf in the same period of 2004. The increase in gas volume primarily resulted from the addition of the F-3 well in early January 2004. In addition, the average natural gas sales price increased from $5.65 per Mcf in the first six months of 2003 to $5.79 per Mcf for the same period in 2004. Capital expenditures increased from $3,192,274 in the first six months of 2003 to $7,850,213 in the same period of 2004, primarily due to $6.3 million of capital expenditures made to compete the F-3 drilling project. Operating expenses increased from $763,143 in the first six months of 2003 to $1,707,003 for the same period in 2004.

        Eugene Island 339 net crude oil revenues decreased from $8,031,147 in the first six months of 2003 to $340,079 for the same period in 2004, due to a decrease in volumes from 279,307 in the first six months of 2003 to (26,379) barrels in the first six months of 2004, which gives effect to a negative retroactive adjustment of 236,650 barrels relating to the period of January through October 2003 for improper credits of production and revenues discussed above. The decrease in production was partially offset by the increase in average crude oil price from $28.75 per barrel in the first six months of 2003 to $29.75 per barrel for the same period in 2004. Gas revenues decreased from $2,142,170 in the first six months 2003 to $1,183,688 for the same period in 2004, primarily due to a decrease in natural gas volumes from 377,503 Mcf in the first six months of 2003 to 181,711 Mcf for the same period in 2004, which gives effect to a negative retroactive adjustment of 90,976 Mcf for improper credits of production and revenues discussed above. Capital expenditures increased from $101,461 in the first six months of 2003 to $6,651,508 in the same period in 2004, due to various capital projects that were completed in the first six months of 2004, including the C-20 and C-21 drilling projects that cost approximately $1.5 and $3.3 million, respectively, and upgrades to the C platform facilities that cost approximately $517,000. Operating expenses increased from $220,679 in the first six months of 2003 to $945,363 in the same period in 2004.

        West Cameron 643 gas revenues decreased from $1,990,535 in the first six months of 2003 to $478,488 for the period in 2004. This is due to a decrease in gas volumes from 343,555 Mcf in the first six months of 2003 to 90,803 Mcf for the same period in 2004. The decrease in volumes was primarily due to diminishing returns from wells. Operating expenses decreased from $350,054 for the first six months of 2003 to $154,144 for the same period in 2004, and capital expenditures decreased from $131,819 for the first six months of 2003 to $2,581 for the same period in 2004 due to production decreases.

        East Cameron 371/381 crude oil revenues decreased from $51,317 in the first six months of 2003 to $18,054 for the same period in 2004, primarily due to the decrease in crude oil production from 1,588 barrels in the first six months of 2003 to 528 barrels for the same period in 2004. The decrease was partially offset by an increase in the average crude oil price from $32.32 per barrel for the first six months of 2003 to $34.52 per barrel for the same period in 2004. Gas revenues decreased from $107,213 for the first six months of 2003 to $49,477 for the same period in 2004. This is due to a decrease in gas volumes from 19,580 Mcf in the first six months of 2003 to 9,569 Mcf for the same period in 2004. In addition, the average price received for natural gas decreased from $5.48 per Mcf in the first six months of 2003 to $5.15 per Mcf for the same period in 2004. Capital expenditures were $5,086 in the first six months of 2003 and were $1,323 for the same period in 2004. Operating expenses were 17,419 in the first six months of 2003 and were $17,071 for the same period in 2004.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2003 future net revenues attributable to the Trust's royalty interests were estimated at $24.8 million. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, including the discovery of new proved reserves as a result of exploratory drilling, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's 2003 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2004, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the funds released was approximately $1,189,581. The release was primarily due to a decrease of $3,755,526 in projected special costs for capital expenditures. In the first six months of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the funds deposited was $2,515,542. As of June 30, 2004, $7,426,105 remained in the Special Cost Escrow account.

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

	Royalty Properties Three Months Ended June 30,(1)
	2004	2003
Crude oil and condensate (bbls)	263,463	307,463
Natural gas and gas products (Mcf)	1,030,158	764,120
Crude oil and condensate average price, per bbl	$34.11	$32.58
Natural gas average price, per Mcf (excluding gas products)	$5.77	$6.13
Crude oil and condensate revenues	$8,987,940	$10,016,865
Natural gas and gas products revenues	5,570,798	4,643,486
Production expenses	(1,707,784)	(1,013,011)
Capital expenditures	(648,079)	2,014,037
Undistributed net income	(13,231,454)	(8,241)
Refund of escrowed special costs	1,344,040	(8,376,356)

Net Proceeds	$335,461	$7,276,780
Royalty interest	x25%	x25%

Partnership share	$83,865	$1,819,195
Trust interest	x99.99%	x99.99%

Trust share	$83,557	$1,819,013

(1)
The amounts for the three months ended June 30, 2004 and 2003 represent actual production for the periods February 2004 through April 2004, and February 2003 through April 2003, respectively.

	Royalty Properties Six Months Ended June 30,(4)
	2004	2003
Crude oil and condensate (bbls)(1)	170,383	589,725
Natural gas and gas products (Mcf)(2)	1,262,751	1,098,582
Crude oil and condensate average price, per bbl(1)	$28.50	$30.14
Natural gas average price, per Mcf (excluding gas products) (2)	$5.96	$5.69
Crude oil and condensate revenues(1)	$6,857,710	$17,775,952
Natural gas and gas products revenues(2)	7,013,950	6,207,625
Production expenses(3)	(3,792,477)	(2,305,929)
Capital expenditures(3)	(14,527,278)	(3,453,076)
Undistributed net income(5)	(1,356,586)	(43,468)
Refund of escrowed special costs	6,140,140	(10,062,169)

Net Proceeds	$335,459	$8,149,204
Royalty interest	x25%	x25%

Partnership share	83,865	$2,037,301
Trust interest	x99.99%	x99.99%

Trust share	$83,547	$2,037,097

(1)
Includes negative volume adjustments of 295,224 bbls for the six months ended June 30, 2004. Exclusive of these adjustments, volumes would have been 465,607 bbls. Excluding the impact of these adjustments crude oil and condensate average price per bbl would have been $32.15. Excluding the impact of these adjustments crude oil and condensate revenues would have been $15,090,081.

(2)
Includes negative volume adjustments of 45,954 Mcf for the six months ended June 30, 2004. Exclusive of these adjustments volumes would have been 1,341,173 Mcf. Excluding the impact of these adjustments natural gas average price per Mcf would have been $5.82 and natural gas and natural gas liquids revenue would have been $9,010,425.

(3)
Includes negative adjustments of $2,538,232 for the six months ended June 30, 2004. Excluding the impact of these adjustments production expense would have been $2,696,311 and capital expenditures would have been $12,145,463.

(4)
The amounts for the six months ended June 30, 2004 and 2003 represent actual production for the periods November 2003 through April 2004, and November 2002 through April 2003, respectively.

(5)
Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period that was applied to an existing loss carryforward. In the quarter ended June 30, 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 existing as of March 31, 2004. At June 30, 2004, there was no additional loss carryforward.

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

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Corporate Trustee or its employees and their ability to verify the accounting of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

  •
  The Working Interest Owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves and (iv) information relating to projected production. While the Corporate Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, neither the Trustees nor the managing general partner of the Partnership (to the extent the managing general partner is not also the Working Interest Owner) control this information, and they rely entirely on the Working Interest Owners to provide accurate and timely information when requested for use in the Trust's periodic reports.

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

  •
  Under the terms of the Trust Agreement, the Trustees, including the Corporate Trustee, are entitled to, and in fact do rely, upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses, and (ii) the independent auditors with whom they have contracted with respect to reviews or audits of financial data provided by the managing general partner and working interest owners. Other than contracting independent auditors and reviewing the managing general partner's statements on a quarterly basis, the Trustees make no independent or direct verification of this financial information. The Conveyance also restricts access to and the review of confidential reserve data provided by working interest owners to the independent reserve engineer. While the Trustees have no reason to believe their reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended June 30, 2004, there has been no change in the Corporate Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

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

(b) Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ending June 30, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	JPMorgan Chase Bank, Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Date: August 13, 2004

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