Form 10-Q
period 2004-09-30
TEL OFFSHORE TRUST
filed 2004-11-15
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number: 0-6910

TEL OFFSHORE TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6004064
(State of Incorporation, or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Street Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: 800-852-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 12, 2004—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$4,207,845	$1,952,547
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,156,194 and $28,113,036, respectively	111,461	154,619
Total assets	$4,319,306	$2,107,166
Liabilities and Trust Corpus
Distribution payable to Unit holders	$2,874,011	$588,136
Reserve for future Trust expenses	1,333,834	1,364,411
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	111,461	154,619
Total liabilities and Trust corpus	$4,319,306	$2,107,166

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Royalty income	$3,316,095	$1,443,095	$3,399,952	$3,480,192
Interest income	1,819	1,767	5,039	5,830
	3,317,914	1,444,862	3,404,991	3,486,022
(Increase)/Decrease in reserve for future Trust expenses	(347,290)	0	(148,151)	28,194
General and administrative expenses	(96,613)	(145,797)	(382,829)	(542,964)
Other—Texaco Settlement Agreement (Note 8)	0	75,000	0	75,000
Distributable income	$2,874,011	$1,374,065	$2,874,011	$3,046,252
Distributions per Unit (4,751,510 Units)	$.604863	$.289185	$.604863	$.641112

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Trust corpus, beginning of period	$124,601	$178,985	$154,619	$192,440
Distributable income	2,874,011	1,374,065	2,874,011	3,046,252
Distribution payable to Unit holders	(2,874,011)	(1,374,065)	(2,874,011)	(3,046,252)
Amortization of net overriding royalty interest	(13,140)	(17,802)	(43,158)	(31,257)
Trust corpus, end of period	$111,461	$161,183	$111,461	$161,183

The accompanying notes are an integral part of these financial statements.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Trust Organization

Tenneco Offshore Company, Inc. (“Tenneco Offshore”) created the TEL Offshore Trust (“Trust”) effective January 1, 1983, pursuant to the Plan of Dissolution (“Plan”) approved by Tenneco Offshore’s stockholders on December 22, 1982. In accordance with the Plan, the TEL Offshore Trust Partnership (“Partnership”) was formed in which the Trust owns a 99.99% interest and Tenneco Oil Company (“Tenneco”) initially owned a .01% interest. In general, the Plan was effected by transferring an overriding royalty interest (“Royalty”) equivalent to a 25% net profits interest in the oil and gas properties (the “Royalty Properties”) of Tenneco Exploration, Ltd. (“Exploration I”) located offshore Louisiana to the Partnership and issuing certificates evidencing units of beneficial interest in the Trust (“Units”) in liquidation and cancellation of Tenneco Offshore’s common stock.

On October 31, 1986, Exploration I was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco subject to the Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Royalty to the Partnership (the “Conveyance”). The dissolution of Exploration I had no impact on future cash distributions to holders of units of beneficial interest.

On November 18, 1988, Chevron U.S.A., Inc. (“Chevron”) acquired most of the Gulf of Mexico offshore oil and gas properties of Tenneco, including all of the Royalty Properties. As a result of the acquisition, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership. Chevron also assumed Tenneco’s obligations under the Conveyance.

On October 30, 1992, PennzEnergy Company (“PennzEnergy”) (which merged with and into Devon Energy Production Company L.P. effective January 1, 2000) acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties on October 30, 1992. PennzEnergy also assumed Chevron’s obligations under the Conveyance with respect to these properties.

On December 1, 1994, Texaco Exploration and Production Inc. (“TEPI”) acquired two of the Royalty Properties from Chevron. The Royalty Properties acquired by Texaco were West Cameron 643 and East Cameron 371/381. As a result of such acquisitions, TEPI replaced Chevron as the Working Interest Owner of such properties on December 1, 1994. TEPI also assumed Chevron’s obligations under the Conveyance with respect to these properties.

On October 1, 1995, SONAT Exploration Company (“SONAT”) acquired the East Cameron 354 property from PennzEnergy. In addition, on October 1, 1995, Amoco Production Company (“Amoco”) acquired the Eugene Island 367 property from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 1 — Trust Organization (Continued)

Island 367 properties, respectively, on October 1, 1995 and also assumed PennzEnergy’s obligations under the Conveyance with respect to these properties.

Effective January 1, 1998, Energy Resource Technology, Inc. (“ERT”) acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT’s obligations under the Conveyance with respect to such property. In October 1998, Amerada Hess Corporation (“Amerada”) acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of such acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT’s obligations under the Conveyance with respect to this property.

Effective January 1, 2000 PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon Energy Production Company L.P. (“Devon”). As a result of such merger, Devon replaced PennzEnergy as the Working Interest Owner of Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy’s obligations under the Conveyance with respect to these properties.

On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged (the “Merger”) with and into Texaco Inc., a Delaware corporation (“Texaco”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to “ChevronTexaco Corporation” in connection with the Merger (ChevronTexaco Corporation is referred to herein as “ChevronTexaco”). Accordingly, the properties referred to herein by Chevron and Texaco are each now controlled by a subsidiaries of ChevronTexaco.

On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371/381 to Chevron. Accordingly, pursuant to the Conveyance of the Royalty Properties, net profits interest will be calculated for the collective Royalty Properties owned by Chevron after this date.

On June 6, 2003 Anadarko Petroleum Corporation (“Anadarko”) acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to a 25% Net Profit Interest property from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada’s obligations under the Conveyance with respect to said property.

All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred.

Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms “Working Interest Owner” and “Working Interest Owners” generally refer to the

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 1 — Trust Organization (Continued)

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

Note 2 — Basis of Accounting

The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and the successor by merger to the original name of the Corporate Trust, Texas Commerce Bank National Association) (“Corporate Trustee”) in accordance with the instructions to Form 10-Q and does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the “Trustees”) believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003.

The financial statements of the Trust are prepared on the following basis:

(a)           Royalty income is recorded when received, including the effect of overtaken or undertaken positions and negative or positive adjustments, by the Corporate Trustee on the last business day of each calendar quarter; and

(b)          Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses, as discussed in Note 7.

This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 2 — Basis of Accounting (Continued)

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

The Trust reviews the net overriding royalty interest in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee’s best estimate of assumptions concerning expected future conditions. There were no write downs taken in the periods presented.

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

The Trust does not enter into any hedging transactions on future production. Accordingly, the Statement of Financial Accounting Standards No. 133, “Accounting of Derivative Instruments and Hedging Activities,” as amended, that was effective January 1, 2001 has not had an impact on the Trust’s financial statements.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 2 — Basis of Accounting (Continued)

assets retirement costs. The adoption of SFAS No. 143 did not have a material impact on our financial position, distributable income or distributions.

Note 3 — Net Overriding Royalty Interest

The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, “Net Proceeds” means the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a special cost reserve. The Special Cost Escrow account (See Note 6) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, “take-or-pay” payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

Note 4 — Distributions to Unit Holders

In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. Such distributions are referred to as “distributable income.” The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.

During the quarter ended March 31, 2004, a Working Interest Owner made certain negative adjustments to previously reported Net Proceeds (See Note 5). As a result of these negative adjustments, the Trust at March 31, 2004 had a loss carryforward of $3,307,628. In the second quarter of 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 with a resulting loss carryforward balance of $0 at June 30, 2004. Royalty income to the Trust in the second quarter of 2004 was $83,857; however, no distributable income was available to Unit holders in the second quarter since the Trust recoups expenses being paid from the reserve for Trust expense that the Trustees have established for anticipated future expenses. As of September 30, 2004, the Trust resumed distributions as the reserve for trust expenses had been funded.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The Trust recorded the adjustments during the first quarter of 2004, which resulted in a loss carryforward of $3,307,628 as of March 31, 2004. In the second quarter of 2004, Net Proceeds were sufficient to fully offset the loss carryforward of $3,307,628, resulting in no further loss carryforward.

Note 6 — Special Cost Escrow Account

The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — Special Cost Escrow Account (Continued)

Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first nine months of 2004, there was a net release of funds from the Special Cost Escrow account. The Trust’s share of the funds released was $2,093,250. The release was primarily due to a decrease of $6,770,467 in projected special costs for capital expenditures. In the first nine months of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the funds deposited was $3,732,519. As of September 30, 2004, $6,497,688 remained in the Special Cost Escrow account.

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

Note 7 — Reserve For Future Trust Expenses

The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at December 31, 2003 was $1,364,411. During the first six months of 2004, the Trust used funds from the cash reserve account to pay the Trust’s general and administrative expenses when sufficient Royalty income was not received by the Trust. As of September 30, 2004, these reserve liquidations have been replenished as $347,290 was withheld in the third quarter of 2004 to increase the reserve. The reserve amount at September 30, 2004 was $1,333,834.

Note 8 — Texaco Settlement Agreement

On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against TEPI as the then-current Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust’s overriding royalty interest in this lease. The Trust alleged that TEPI improperly reduced the percentage of Net Proceeds payable to the Trust and improperly deducted from Gross Proceeds certain costs that the Trust believed were attributable to TEPI’s separate operations on an offsetting lease. In connection with the foregoing litigation, TEPI asserted a counterclaim for overpayment prior to and during the third quarter of 1999. TEPI claimed that these costs should have been allocated to the Trust. During the third quarter of 2003, the Trust entered into a Settlement Agreement and Mutual Release with TEPI pursuant to which TEPI agreed to pay the Trust $75,000. Both of the parties agreed to file a joint motion to dismiss all claims and counterclaims relating to the lawsuit and each party agreed to release the other party from all claims and counterclaims relating to the lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust’s Form 10-K for the year ended December 31, 2003 under “Business—Principal Trust Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Financial Review

Three Months Ended September 30, 2004 and 2003

Distributions to the Unit holders for the three months ended September 30, 2004 amounted to $2,874,011 or $.604863 per Unit as compared to $1,374,065 or $.289185 per Unit for the same period in 2003. The increase in distributable income for the third quarter of 2004 was primarily due to increases in both oil and gas prices, as well as a release of approximately $942,932 from the Special Cost Escrow Account, as described below.

Crude oil and condensate revenues decreased 21% to $8,391,210 in the third quarter of 2004 from $10,633,848 in the third quarter of 2003 due to a 37% decrease in production volumes, offset in part by a 26% increase in the average price of crude oil and condensate from $28.62 per barrel in the third quarter of 2003 to $36.04 in the same period in 2004. Oil volumes during the third quarter of 2004 totaled 232,854 barrels compared to 371,595 barrels of oil produced in the third quarter of 2003. The lower oil volumes were primarily attributable to decreases in production on Eugene Island 339 and Ship Shoal 182/183.

Natural gas and gas product revenues increased 144% to $5,700,826 in the third quarter of 2004 from $2,333,939 in the third quarter of 2003, primarily due to a 91% increase in gas volumes to 856,414 Mcf in the third quarter of 2004 from 448,171 Mcf in the third quarter of 2003, and gas product volumes of 555,976 gallons in 2004 from 118,410 gallons in the third quarter of 2003. Additionally, the average price received for natural gas increased 24% to $6.29 per Mcf in the third quarter of 2004 from $5.07 per Mcf in the third quarter of 2003. The higher gas volumes were primarily due to higher production from the F-3 well on Ship Shoal 182/183.

The Trust’s share of capital expenditures increased to $3,263,473 in the third quarter of 2004, as compared to $1,156,265 in the third quarter of 2003. The higher capital expenditures in the third quarter of 2004 were due primarily to charges for the B-2 side-track project on Eugene Island 339.

For the third quarter of 2004, the Trust’s share of undistributed net income was $0. Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

In the third quarter of 2004, there was a net release of funds from the Special Cost Escrow Account. The Trust’s share of the funds released was $930,385, compared to a net deposit of funds into the Special Cost Escrow Account of $1,225,110 by the Trust in the third quarter of 2003. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account” below.

Nine Months Ended September 30, 2004 and 2003

Distributions to Unit holders for the nine months ended September 30, 2004 amounted to $2,874,011 or $.604863 per Unit, as compared to $3,046,252 or $.641112 per Unit for the same period in 2003. The decrease in distributable income for the first nine months of 2004 was primarily due to negative adjustments discussed below, partially offset by higher oil and gas prices and net releases of funds from the Special Cost Escrow Account, as described below.

Crude oil and condensate revenues decreased $13,160,880, or 46%, to $15,248,920 in the first nine months of 2004 as compared to $28,409,800 for the same period in 2003, due to a 58% decrease in crude oil and condensate volume to 403,237 barrels in the first nine months of 2004 from 961,320 barrels for the same period in 2003. The revenues and volumes for the first nine months of 2004 include negative adjustments, as a result of the improper credits of production and revenues by Chevron, totaling 295,224 barrels recorded by the Trust in the first quarter of 2004. The decrease is partially offset by a 28% increase in the average price of crude oil and condensate from $29.55 per barrel in the first nine months of 2003 to $37.82 per barrel for the same period in 2004.

Natural gas and gas product revenues increased $4,173,212, or 49%, to $12,714,776 in the first nine months of 2004 from $8,541,564 for the same period in 2003, due to a 10% increase in the average price received for natural gas to $6.07 per Mcf in the first nine months of 2004 from $5.52 per Mcf in the same period of 2003, and an increase in gas volumes of 113% to 1,924,360 Mcf in the first nine months of 2004 from 1,806,221 Mcf for the same period in 2003 and gas products volume increase of 1,636,641 to 1,919,619 gallons in the first nine months of 2004 compared to 282,978 gallons in the same period for 2003. The production for the first six months of 2004 includes negative adjustments resulting from the improper credits of production and revenues by Chevron.

The Trust’s share of capital expenditures increased approximately $13,181,262, from $4,609,489 in the first nine months of 2003 to $17,790,751 in the same period of 2004. The increase in capital expenditures for the first nine months of 2004 related primarily to drilling of the new Ship Shoal 182/183 F-3 well and the C-20, C-21 and B-2 sidetrack wells on Eugene Island 339 and associated platform upgrades, compared to capital expenditures for the same period in 2003, which related primarily to the new I-4 well and some residual costs from completion of I-2 and I-3 wells on the Ship Shoal 182/183 property. The Trust recorded a positive adjustment (or increase in its share of capital expenditures) of $2,026,684 in the first quarter of 2004, relating primarily to charges incurred in the fourth quarter of 2003. Adjustments to capital expenditures were based on miscalculations and duplication of downward adjustments allocations by the Working Interest Owner on Ship Shoal 182/183 during the third and fourth quarters of 2003. By contrast, the Trust recorded a ($2,014,037) balance for its share of capital expenditures due to a negative adjustment in the second quarter of 2003 relating to the drilling of the I-4 well. These miscalculations and duplications are reflected in the amounts provided.

The Trust’s share of undistributed net income was $1,356,586 in the first nine months of 2004. As discussed above, Net Proceeds during the second quarter of 2004 were offset by the loss carryforward of $3,307,863 existing as of March 31, 2004, resulting in a loss carryforward balance of $0 at June 30, 2004. For the first nine months of 2003, the Trust’s share of undistributed net income was $43,468.

In the first nine months of 2004, there was a net release of funds from the Special Cost Escrow Account. The Trust’s share of the funds released was $2,093,250. In the first nine months of 2003, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the funds deposited was $3,740,198. As of September 30, 2004, $6,497,688 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account” below.

Reserve for Future Trust Expenses

In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2003 was $1,364,411. During the first six months of 2004, the Trust used funds from the cash reserve the Trust’s cash reserve account to pay the Trust’s general and administrative expenses, when sufficient Royalty income was not received by the Trust. As of September 30, 2004 those reserve liquidations have been replenished as $347,290 was withheld in the third quarter of 2004 to increase the reserve. The reserve amount at September 30, 2004 was $1,333,834.

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

Operational Review

Three Months Ended September 30, 2004 and 2003

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues increased from $4,528,163 in the third quarter of 2003 to $4,879,287 in the third quarter of 2004, primarily due to a increase in the average crude oil price from $27.70 per barrel in the third quarter of 2003 to $36.73 per barrel for the same period in 2004. The increase was partially offset by a decrease in crude oil production from 163,498 barrels in the third quarter of 2003 to 132,838 barrels in the third quarter of 2004. Gas revenues increased from $690,072 in the third quarter of 2003 to $3,837,637 in the third quarter of 2004, primarily due to an increase in both production and prices. Gas volumes increased from 135,252 Mcf in the third quarter of 2003 to 608,639 Mcf in the third quarter of 2004. The average natural gas sales price increased from $5.23 per Mcf in the third quarter of 2003 to $6.31 per Mcf in the third quarter of 2004. The increase in gas volumes was primarily due to strong production from the F-3 well that came online in January of 2004. Capital expenditures decreased from $945,493 in the third quarter of 2003 to $190,336 in the third quarter of 2004. Operating expenses decreased slightly from $409,810 in the third quarter of 2003 to $403,157 for the same period in 2004.

Eugene Island 339 crude oil revenues decreased from $5,852,916 in the third quarter of 2003 to $3,388,028 in the third quarter of 2004, primarily due to a significant decrease in production. Crude oil production decreased from 199,088 barrels in the third quarter of 2003 to 96,577 barrels in the third quarter of 2004, primarily due to a shut in for eight days in June for a rig move, and natural production declines on the C-19 well after an initial strong start and on the C-5 well due to the well being choked back because of sand production. The average price of crude oil increased from $29.40 per barrel in the third quarter of 2003 to $35.08 in the third quarter of 2004. Gas revenues increased from $629,719 in the third quarter of 2003 to $1,086,662 in the third quarter of 2004, primarily due to a production increase from 147,486 Mcf in the third quarter of 2003 to 172,307 in the third quarter of 2004. The average natural gas sales price increased from $4.27 per Mcf in the third quarter of 2003 to $6.31 per Mcf in the third quarter of 2004. Capital expenditures increased to $3,021,559 in the third quarter of 2004 from $141,578 in the third quarter of 2003 due to charges for the B-2 side-track project. Operating expenses increased from $136,700 in the third quarter of 2003 to $314,959 in the third quarter of 2004.

West Cameron 643 gas revenues decreased from $720,459 in the third quarter of 2003 to $326,340 in the third quarter of 2004, primarily due to a decrease in gas volume from 133,060 Mcf in the third quarter of 2003 to 53,240 Mcf in the third quarter of 2004, and partially offset by a increase in the average price received for natural gas from $5.41 per Mcf in the third quarter of 2003 to $6.13 in the same period for 2004. The decrease in gas volumes was due primarily to a natural production decline. Operating expenses decreased from $162,336 in the third quarter of 2003 to $64,731 for the same period in 2004. Capital expenditures decreased from $27,238 in the third quarter of 2003 to $5,312 in the third quarter of 2004.

East Cameron 371/381 crude oil revenues increased slightly from $10,491 in the third quarter of 2003 to $10,884 in the third quarter of 2004, primarily due to an increase in the average price received of $30.76 per barrel in the third quarter of 2003 to $40.92 per barrel in the third quarter of 2004. The price increase was partially offset by a decrease in crude oil production from 341 barrels in the third quarter of 2003 to 266 barrels in the same period in 2004. Gas revenues decreased slightly from $32,347 in the third quarter of 2003 to $29,453 in the third quarter of 2004. This decrease was primarily due to a decrease in gas volumes from 6,135 Mcf in the third quarter of 2003 to 5,032 Mcf in the third quarter of 2004. This volume decrease was partially offset by an increase in the average natural gas sales price from $5.27 per Mcf in the third quarter of 2003 to $5.85 per Mcf in the third quarter of 2004. Operating expenses increased from $4,267 in the third quarter of 2003 to $6,242 in the third quarter of 2004. Capital expenses decreased from $611 in the third quarter of 2003 to $173 in the third quarter of 2004.

Nine Months Ended September 30, 2004 and 2003

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues decreased from $13,809,481 in the first nine months of 2003 to $11,586,941 in the first nine months of 2004, primarily due to a decline in crude oil production from 459,736 barrels in the first nine months of 2003 to 336,072 barrels in the first nine months of 2004, which includes a negative retroactive adjustment of 44,214 barrels relating to the fourth quarter of 2003 discussed below. The decrease was partially offset by an increase in the average crude oil price from $30.04 per barrel in the first nine months of 2003 to $34.48 per barrel for the same period in 2004. Gas revenues increased from $2,225,994 in the first nine months of 2003 to $8,254,336 in first nine months of 2004 primarily due to a significant increase in gas volumes from 408,452 Mcf in the first nine months of 2003 to 1,369,788 Mcf for the same period in 2004. Gas volumes increased primarily as a result of higher production from the F-3 well. The average natural gas sales price increased from $5.45 per Mcf in the first nine months of 2003 to $6.03 in the first nine months of 2004. Capital expenditures increased from $4,137,767 in the first nine months of 2003 to $8,040,549 in the same period of 2004, primarily due to $6.3 million of capital expenditures made to complete the F-3 drilling project. Operating expenses increased from $1,172,953 for the first nine months of 2003 to $2,110,160 for the first nine months of 2004.

Eugene Island 339 crude oil revenues decreased from $13,884,063 in the first nine months of 2003 to $3,728,107 in the first nine months of 2004, primarily due to a decrease in volumes from 478,395 barrels in the first nine months of 2003 to 70,198 barrels in the first nine months of 2004, which gives effect to a negative retroactive adjustment of 236,650 barrels relating to the period of January through October 2003 for improper credits of production and revenues discussed below. The decrease in production was partially offset by the increase in average crude oil price from $29.02 per barrel in the first nine months of 2003 to $31.53 per barrel in the first nine months of 2004. Gas revenues decreased from $2,802,367 in the first nine months of 2003 to $2,270,350 in the first nine months of 2004, primarily due to a decrease in production from 533,093 Mcf for the first nine months of 2003 to 354,018 Mcf for the same period in 2004. Capital expenditures increased from $243,039 in the first nine months of 2003 to $9,673,067 in the first nine months of 2004. The increase was due primarily to various capital projects that were completed in the first six months of 2004, including the C-20 and C-21 drilling projects that cost approximately $1.5 million and $3.3 million, respectively; upgrade to the C platform facilities that cost approximately $517,000; and the

3Q 04 B-2 sidetrack project costing $3.2 million. Operating expenses increased from $357,379 for the first nine months of 2003 to $1,260,322 for the first nine months of 2004.

West Cameron 643 gas revenues decreased from $2,710,994 in the first nine months of 2003 to $804,828 in the first nine months of 2004, primarily due to a decrease in gas volumes from 476,615 Mcf in the first nine months of 2003 to 144,043 Mcf for the same period in 2004. The average natural gas sales price decreased from $5.69 per Mcf in the first nine months of 2003 to $5.59 per Mcf in the first nine months of 2004. Operating expenses decreased from $512,390 in the first nine months of 2003 to $218,875 for the first nine months of 2004. Capital expenditures decreased from $159,057 in the first nine months of 2003 to $7,893 in the first nine months of 2004.

East Cameron 371/381 crude oil revenues decreased from $61,808 in the first nine months of 2003 to $28,938 in the first nine months of 2004 due in part to a decrease in crude oil production from 1,929 barrels in the first nine months of 2003 to 794 barrels in the first nine months of 2004. The decrease in production was offset by an increase in the average price of crude oil from $32.04 per barrel in the first nine months of 2003 to $36.45 per barrel for the same period in 2004. Gas revenues decreased from $149,358 in the first nine months of 2003 to $78,930 in the first nine months of 2004, due in part to a decrease in gas volumes from 29,988 Mcf in the first nine months of 2003 to 14,601 Mcf in the first nine months of 2004. The decrease in gas volumes was offset by an increase in the average natural gas sales price from $4.98 per Mcf in the first nine months of 2003 to $5.41 per Mcf in the first nine months of 2004. Operating expenses increased from $21,686 in the first nine months of 2003 to $23,313 in the first nine months of 2004. Capital expenditures decreased from $5,697 in the first nine months of 2003 to $1,496 in the first nine months of 2004.

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

The gross adjustments, before the Special Cost Escrow account adjustment, were $10,911,175 or a $2,727,521 increase to $3,307,628 in the losses to be carried forward and netted against future Net Proceeds earned by the Trust on Royalty Properties operated by this Working Interest Owner as of March 31, 2004. In the second quarter of 2004, Net Proceeds were sufficient to fully offset the loss carryforward of $3,307,628, resulting in no further loss carryforward.

Future Net Revenues and Termination of the Trust

Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2003 future net revenues attributable to the Trust’s royalty interests approximated $24.8 million. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust’s 2003 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

Special Cost Escrow Account

The Conveyance provides for reserving funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow Account.” The Trust’s share of interest generated from the Special Cost Escrow Account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 2004, there was a net release of funds from the Special Escrow Account. The Trust’s share of the funds released was $2,093,250. The release was primarily to a result of a decrease of $6,770,487 in projected special costs for capital expenditures. In the first nine months of 2003, there was a net deposit of funds into the Special Cost Escrow Account. The Trust’s share of the funds deposited was $3,740,198. As of September 30, 2004, $6,497,688 remained in the Special Cost Escrow Account.

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

Overview of Production, Prices and Net Proceeds

The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners’ calculations of the net proceeds and the royalties paid to the Trust during the periods indicated. Net proceeds due to the Trust are calculated for each three month period commencing on the first day of February, May, August and November.

	Royalty Properties Three Months Ended September 30,(1)
	2004	2003
Crude oil and condensate (bbls)	232,854	371,595
Natural gas and gas products (Mcf)	856,414	465,088
Crude oil and condensate average price, per bbl	$36.04	$28.62
Natural gas average price, per Mcf (excluding gas products)	$6.29	$5.07
Crude oil and condensate revenues	$8,391,210	$10,633,848
Natural gas and gas products revenues	5,700,826	2,333,939
Production expenses	(1,353,519)	(1,138,123)
Capital expenditures	(3,263,473)	(1,156,265)
Undistributed Net Income(2)	0	0
Refund Of/(Provision for) escrowed special costs	3,790,660	(4,900,439)
Net Proceeds	13,265,704	5,772,960
Royalty interest	x25%	x25%
Partnership share	3,316,426	1,443,240
Trust interest	x99.99%	x99.99%
Trust share	$3,316,095	$1,443,095

(1)          The amounts for the three months ended September 30, 2004 and 2003 represent actual production for the periods May 2004 through July 2004, and May 2003 through July 2003, respectively.

(2)          Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2004, the loss carryforward was $0.

	Royalty Properties Nine Months Ended September 30,(1)
	2004	2003
Crude oil and condensate (bbls)(2)	403,237	961,320
Natural gas and gas products (Mcf)(3)	1,924,360	1,563,670
Crude oil and condensate average price, per bbl(2)	$31.01	$29.55
Natural gas average price, per Mcf (excluding gas products)(3)	$6.07	$5.52
Crude oil and condensate revenues(2)	$15,248,920	$28,409,800
Natural gas and gas products revenues(3)	12,714,775	8,541,564
Production expenses(4)	(5,145,996)	(3,413,783)
Capital expenditures(4)	(17,790,751)	(4,609,489)
Undistributed Net Loss (Income)(5)	(1,356,586)	(43,468)
Refund of/ (Provision for) escrowed special costs	9,930,800	(14,962,460)
Net Proceeds	13,601,163	13,922,164
Royalty interest	x25%	x25%
Partnership share	3,400,291	3,480,541
Trust interest	x99.99%	x99.99%
Trust share	$3,399,952	$3,480,192

(1)          The amounts for the nine months ended September  30, 2004 and 2003 represent actual production for the periods November 2003 through July 2004, and November 2002 through July 2003, respectively.

(2)   Includes negative volume adjustments of 295,224 bbls for the nine months ended September 30, 2004. Exclusive of these adjustments, volumes would have been 698,461 bbls. Excluding the impact of these adjustments crude oil and condensate average price per bbl would have been $33.62. Excluding the impact of these adjustments crude oil and condensate revenues would have been $23,481,291.

(3)   Includes negative volume adjustments of 203,181 Mcf for the nine months ended September 30, 2004. Exclusive of these adjustments volumes would have been 3,547,159 Mcf. Excluding the impact of these adjustments natural gas average price per Mcf would have been $5.48 and natural gas and natural gas liquids revenue would have been $19,449,927.

(4)   Includes negative adjustments of $2,153,785 for the nine months ended September 30, 2004. Excluding the impact of these adjustments production expense would have been $5,047,199 and capital expenditures would have been $19,845,739.

(5)          Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period that was applied to an existing loss carryforward. In the quarter ended September 30, 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 existing as of March 31, 2004. At September 30, 2004, there was no additional loss carryforward.

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

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Corporate Trustee or its employees and their ability to verify the accounting of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•       The Working Interest Owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves and (iv) information relating to projected production. While the Corporate Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, neither the Trustees nor the managing general partner of the Partnership (to the extent the managing general partner is not also the Working Interest Owner) control this information, and they rely entirely on the Working Interest Owners to provide accurate and timely information when requested for use in the Trust’s periodic reports.

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

•       Under the terms of the Trust Agreement, the Trustees, including the Corporate Trustee, are entitled to, and in fact do rely, upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses, and (ii) the independent auditors with whom they have contracted with respect to reviews or audits of financial data provided by the managing general partner and working interest owners. Other than contracting independent auditors and reviewing the managing general partner’s statements on a quarterly basis, the Trustees make no independent or direct verification of this financial information. The Conveyance also restricts access to and the review of confidential reserve data provided by working interest owners to the independent reserve engineer. While the Trustees have no reason to believe their reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

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

Changes in Internal Control Over Financial Reporting.   During the three months ended September 30, 2004, there has been no change in the Corporate Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee’s internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 6. Exhibits.

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

Date: November 12, 2004

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.