Form 10-K
period 2004-12-31
TEL OFFSHORE TRUST
filed 2005-03-31
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report to Section 13 or 15(d) of the Securities Act of 1934 for The Fiscal Year Ended December 31, 2004
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-6910

TEL OFFSHORE TRUST

(Exact name of registrant as specified in its charter)

Texas	76-6004064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee 700 Lavaca Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 479-2562

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Units of Beneficial Interest

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer. Yes ☐   No ☒

The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,956,342 based on a June 30, 2004 closing sales price of $4.20.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2005, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

Documents Incorporated By Reference: None

Note Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Risks factors that may affect actual results and Trust distributions include, without limitation:

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

Should any event or circumstances contemplated by the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should any material underlying assumptions prove incorrect, actual results may differ materially from future results expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. See “Business—Principal Trust Risk Factors” below in Item 1 of this Form 10-K for a summary description of principal risk factors.

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

General

The TEL Offshore Trust (“Trust”), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) (“Corporate Trustee”), 700 Lavaca, Austin, Texas 78701. The telephone number of the Corporate Trustee is 1-800-852-1422. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Corporate Trustee, Texas Commerce Bank National Association. George Allman, Jr., Gary C. Evans and Jeffrey S. Swanson serve as individual trustees (“Individual Trustees”) of the Trust. The Individual Trustees and the Corporate Trustee may be referred to hereinafter collectively as the “Trustees.”

The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission (“SEC”). Electronic filings by the Trust with the SEC are available free of charge through the SEC’s website at www.sec.gov.

The principal asset of the Trust consists of a 99.99% interest in the TEL Offshore Trust Partnership (“Partnership”). Chevron U.S.A., Inc. (“Chevron”) owns the remaining .01% interest in the Partnership. The Partnership owns an overriding royalty interest (“Royalty”), equivalent to a 25% net profits interest, in certain oil and gas properties (the “Royalty Properties”) located offshore Louisiana.

On November 18, 1988, Chevron acquired most of the Gulf of Mexico offshore oil and gas properties of Tenneco Oil Company (“Tenneco”), including all the Royalty Properties. As a result of the acquisition, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership. Chevron also assumed Tenneco’s obligations under the instrument conveying the Royalty to the Partnership (the “Conveyance”).

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

On October 1, 1995, SONAT Exploration Company (“SONAT”) acquired the East Cameron 354 property from PennzEnergy. In addition, on October 1, 1995, Amoco Production Company (“Amoco”) acquired the Eugene Island 367 property from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy’s obligations under the Conveyance with respect to these properties.

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

On June 6, 2003, Anadarko Petroleum Corporation (“Anadarko”) acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to the Trust’s 11.14% net profits interest from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada’s obligation under the Conveyance with respect to this property.

The Trust has been informed that effective October 1, 2004, Apache Corporation (“Apache”) acquired Anadarko’s interests in East Cameron 354 and assumed Anadarko’s obligation under the Conveyance with respect to this property.

Chevron remains the Managing General Partner of the Partnership. The Royalty Properties continue to be subject to the Royalty, and the Trust and Partnership, in general, continue to operate as if the above-described sales of the Royalty Properties had not occurred.

Unless the context in which such terms are used indicates otherwise, the terms “Working Interest Owner” and “Working Interest Owners” as used herein generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods from October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004, and Apache with respect to East Cameron 354 on and after October 1, 2004.).

A total of 4,751,510 units of beneficial interest in the Trust (“Units”) are issued and outstanding. The Trust Units have been traded on the Nasdaq SmallCap Market since August 31, 2001. Previously the Trust

Units were traded on the OTC Bulletin Board. The Trust Units were also traded on pink sheets. From inception of the Trust to December 31, 2004, distributions to Unit holders totaled approximately $105,194,000 or approximately $22.14 per Unit.

The terms of the TEL Offshore Trust Agreement (the “Trust Agreement”) provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust’s interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust’s interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership’s interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership’s interest in the Royalty were estimated at $30.2 million as of October 31, 2004 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers. (See “Termination of the Trust” and Note 9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

The terms of the Agreement of General Partnership of the Partnership (the “Partnership Agreement”) provide that the Partnership shall dissolve upon the occurrence of any of the following: (1) December 31, 2030, (2) the election of the Trust to dissolve the Partnership, (3) the termination of the Trust, (4) the bankruptcy of the Managing General Partner of the Partnership, or (5) the dissolution of the Managing General Partner or its election to dissolve the Partnership; however, the Managing General Partner has agreed not to dissolve or to elect to dissolve the Partnership and shall be liable for all damages and costs to the Trust if it breaches this agreement.

Under the Conveyance and the Partnership Agreement, the Trust is entitled to its share (99.99%) of 25% of the Net Proceeds, as hereinafter defined, realized from the sale of the oil, gas and associated hydrocarbons when produced from the Royalty Properties. See “Description of Royalty Properties.” The Conveyance provides that the Working Interest Owners will calculate, for each quarterly period commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from its oil and gas properties for the period. “Net Proceeds” means for each quarterly period, the excess, if any, of the Gross Proceeds, as hereinafter defined, for such period over Production Costs, as hereinafter defined, for such period. “Gross Proceeds” means the amounts received by the Working Interest Owners from the sale of oil, gas and associated hydrocarbons produced from the properties burdened by the Royalty, subject to certain adjustments. Gross Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, “take-or-pay” payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas. “Production Costs” means, generally, costs incurred on an accrual basis by the Working Interest Owners in operating the Royalty Properties, including capital and non-capital costs. In general, Net Proceeds are computed on an aggregate basis and consist of the aggregate proceeds to the Working Interest Owners from the sale of oil and gas from the Royalty Properties less (1) all direct costs, charges and expenses incurred by the Working Interest Owners in exploration, production, development, drilling and other operations on the Royalty Properties (including secondary recovery operations); (2) all applicable taxes (including severance and ad valorem taxes) excluding income taxes; (3) all operating charges directly associated with the

Royalty Properties; (4) an allowance for costs, computed on a current basis at a rate equal to the prime rate of JPMorgan Chase Bank plus 0.5% on all amounts by which, and for only so long as, costs and expenses for the Royalty Properties incurred for any quarter have exceeded the proceeds of production from such Royalty Properties for such quarter; (5) applicable charges for certain overhead expenses as provided in the Conveyance; (6) the management fees and expense reimbursements owing the Working Interest Owners; and (7) a special cost reserve for the future costs to be incurred by the Working Interest Owners to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities from the Royalty Properties and for future drilling projects and other estimated future capital expenditures on the Royalty Properties. The Trustees are not obligated to return any royalty income received in any period, but future amounts otherwise payable shall be reduced by the amount of any prior overpayments of such royalty income. The Working Interest Owners are required to maintain books and records sufficient to determine amounts payable under the Royalty. The Working Interest Owners are also required to deliver to the Managing General Partner on behalf of the Partnership a statement of the computation of Net Proceeds no later than the tenth business day prior to the quarterly record date.

The Royalty Properties are required to be operated in accordance with standards applicable to a prudent oil and gas operator. The Working Interest Owners are free to transfer their working interest in any of the Royalty Properties (burdened by the Royalty) to third parties. The Working Interest Owners are also free to enter into farm-out agreements whereby a Working Interest Owner would transfer a portion of its interest (unburdened by the Royalty) while retaining a lesser interest (burdened by the Royalty) in return for the transferee’s obligation to drill a well on the Royalty Properties. The Working Interest Owners have the right to abandon any well or lease, and upon termination of any lease, the part of the Royalty relating thereto will be extinguished. The Royalty Properties are primarily operated by the Working Interest Owners although certain other parties operate some of the Royalty Properties.

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

History of the Trust

Tenneco Offshore Company, Inc. (“Tenneco Offshore”) created the Trust effective January 1, 1983, pursuant to a Plan of Dissolution (“Plan”), which was approved by Tenneco Offshore’s stockholders on December 22, 1982. In accordance with the Plan, the assets of Tenneco Offshore were transferred to the Trust as of January 1, 1983, and Units were exchanged for shares of common stock of Tenneco Offshore on the basis of one Unit for each share of common stock held by stockholders of record on January 14, 1983. Additionally, the Partnership was formed, in which the Trust owned a 99.99% interest and Tenneco owned a .01% interest. The Partnership was formed solely for the purpose of owning the Royalty, receiving the proceeds from the Royalty, paying the liabilities and expenses of the Partnership and disbursing remaining revenues to the Trust and the Managing General Partner of the Partnership in accordance with their interests. The Plan was effected by transferring an overriding royalty interest equivalent to a 25% net profits interest in the oil and gas properties of Tenneco Exploration, Ltd. (“Exploration I”) located offshore Louisiana to the Partnership, contributing the common stock of Tenneco Offshore II Company (“Offshore II”) to the Trust, and issuing certificates evidencing Units in liquidation and cancellation of Tenneco Offshore’s common stock.

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

As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco’s obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron’s obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, Texaco acquired two of the Royalty Properties from Chevron. The Royalty Property acquired by TEPI is West Cameron 643 and East Cameron 371/381. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such property and assumed Chevron’s obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy’s obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 ERT acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT’s obligations under the Conveyance with respect to such property effective January 1, 1998. In October 1998, Amerada Hess Corporation (“Amerada”) acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of this acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT’s obligations under the Conveyance with respect to this property. On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371/381 to Chevron. As a result of this assignment, Chevron replaced TEPI as the Working Interest Owner on these properties and assumed TEPI’s obligations under the Conveyance with respect to these properties. On June 6, 2003, but effective April 1, 2003, Anadarko acquired a 25% Working Interest in the East Cameron 354 field. Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003, and also assumed Amerada’s obligations under the Conveyance with respect to this property. Effective October 1, 2004, the Trust has been informed that Apache has acquired Anadarko’s interest in East Cameron 354 and assumed Anadarko’s obligations under the Conveyance with respect to this property.

DESCRIPTION OF THE UNITS

Each Unit is evidenced by a transferable certificate issued by the Corporate Trustee. Each unit ranks equally as to distributions, has one vote on any matter submitted to Unit holders and represents an undivided interest in the Trust, which in turn owns a 99.99% interest in the Partnership.

Distributions

The Trustees distribute the Trust’s income pro rata for each calendar quarter within 10 days after the end of each calendar quarter. Distributions of the Trust’s income are made to Unit holders of record on the Quarterly Record Date, which is the last business day of each quarterly period, or such later date as the Trustees determine is required to comply with legal requirements. The Trustees determine for each quarterly period the amount available for distribution. Such amount (the “Quarterly Income Amount”) consists of the cash received from the Royalty during the quarterly period plus any other cash receipts of the Trust, less the obligations of the Trust paid during the quarterly period, and adjusted for changes made by the Trust during the quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. For a discussion of the cash reserves being established by the Trust, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this Form 10-K.

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

Possible Requirement That Units Be Divested

The Trust Agreement imposes no restrictions based on nationality or other status of the persons or other entities who are eligible to hold Units. However, the Trust Agreement provides that if at any time the Trust or any of the Trustees are named as a party in any judicial or administrative or other governmental proceeding which seeks the cancellation or forfeiture of any interest in any property located in the United States in which the Trust has an interest because of the nationality or any other status of any one or more owners of Units, or if at any time the Trustees in their reasonable discretion determine that such a proceeding is threatened or likely to be asserted and the Trust has received an opinion of counsel stating that the party asserting or likely to assert the claims has a reasonable probability of succeeding in such claim, the following procedures will be applicable:

(a)    The Trustees, in their discretion, may seek from an investment banking firm to be selected by the Trustees an opinion as to whether it is in the Trust’s best interest for the Trustees to take the actions permitted by (b)(i) through (iii) below.

(b)   The Trustees may take no action with respect to the potential cancellation or forfeiture or may seek to avoid such cancellation or forfeiture by the following procedure:

(i)    The Trustees will promptly give written notice (“Notice”) to each record owner of Units as to the existence of or probable assertion of such controversy. The Notice will contain a reasonable summary of such controversy, will include materials which will permit an owner of Units to promptly confirm or deny to the Trustees that such owner is a person whose nationality or other status is or would be an issue in such a proceeding (“Ineligible Holder”) and will constitute a demand to each Ineligible Holder that he dispose of his units, to a party who would not be an Ineligible Holder, within 30 days after the date of the Notice.

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

Liability of Unit Holders

It is the intention of the Working Interest Owners and the Trustees that the Trust be an “express trust” under the Texas Trust Act. Under Texas law, beneficiaries of an express trust are not personally liable for the obligations of the trust, even if the assets of the trust are insufficient to discharge its obligations. However, it is unclear under Texas law whether the Trust will be held to constitute an express trust and, if it is not held to be an express trust, whether the holders of Units would be jointly and severally liable for the obligations of the Trust as would general partners of a partnership.

Under current judicial decisions, the Federal Energy Regulatory Commission (“FERC”) is not considered to be empowered to compel refunds from overriding royalty interest owners with respect to gas price overcharges. However, future laws, regulations or judicial decisions might permit the FERC or other governmental agencies to require such refunds from overriding royalty interest owners or create filing, reporting or certification obligations with respect to a trust created for such overriding royalty interest owners. Moreover, other parties, such as oil or gas purchasers, may be able to instigate private lawsuits or other legal action to compel refunds from overriding royalty interest owners with respect to oil or gas pricing overcharges.

The Working Interest Owners have agreed that they will not seek to recover from the Unit holders the amount of any refunds they are required to make except out of future revenues payable to the Trust. The Trustees will be liable to the Unit holders if the Trustees allow any liability to be incurred without taking any and all action necessary to ensure that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and will be non-recourse to the Unit holders. However, the Trustees will not be liable to the Unit holders for state or federal income taxes or for refunds, fines, penalties or interest relating to oil or gas pricing overcharges under state or federal price controls. The Trustees will be indemnified from the Trust assets, to the extent that the Trustees’ actions do not constitute gross negligence, bad faith or fraud.

Each Unit holder should consider, in weighing the possible exposure to liability in the event the Trust were not classified as an express trust, (1) the substantial value and passive nature of the Trust assets, (2) the restrictions on the power of the Trustees to incur liabilities on behalf of the Trust and (3) the limited activities to be conducted by the Trustees.

Federal Income Tax Matters

This section is a summary of federal income tax matters of general application which addresses the material tax consequences of the ownership and sale of the Units. Except where indicated, the discussion below describes general federal income tax considerations applicable to individuals who are citizens or residents of the United States. Accordingly, the following discussion has limited application to domestic corporations and persons subject to specialized federal income tax treatment, such as regulated investment companies and insurance companies. It is impractical to comment on all aspects of federal, state, local and foreign laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in the units as they relate to the particular circumstances of every Unit holder. Each Unit holder is encouraged to consult his own tax advisor with respect to his particular circumstances.

This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service (“IRS”). No assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

Ownership of Units

The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each unitholder will be treated as owning an interest in the Partnership.

Income and Depletion

Each unitholder of record as of the last business day of each quarter will be allocated a share of the income and deductions of the Trust, including the Trust’s share of the income and deductions of the

Partnership, computed on an accrual basis, for that quarter. Royalty income is portfolio income. Since all income from the Partnership is royalty income, this amount, net of depletion and severance taxes, is portfolio income and, subject to certain exceptions and transitional rules, this royalty income cannot be offset by passive losses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

The IRS has also ruled that the Royalty is a non-operating economic interest giving rise to income subject to depletion. The Trustees will treat the Royalty as a single property giving rise to income subject to depletion, although the computation of depletion will be made by each unitholder based upon information provided by the Trustees. Each unitholder will be entitled to compute cost depletion with respect to his share of income from the Royalty based on his basis in the Royalty. A unitholder will have a basis in the Royalty equal to the basis in his units. Unitholders who acquired units after October 11, 1990, are entitled to percentage depletion on Royalty income attributable to those units.

Backup Withholding

Distributions from the Trust are generally subject to backup withholding at a rate of 28% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless the unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by the unitholder is incorrect.

Sale of Units

Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the tax basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer’s basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder’s holding period for the units exceeds one year at the time of sale or exchange. A long-term capital gains rate of 15% applies to most capital assets sold or exchanged with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of sale on exchange.

Non-U.S. Unitholders

In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a “non-U.S. unitholder” for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30%, or if applicable, at a lower treaty rate. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. unitholder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected income is subjected to withholding equal to the highest applicable tax rate—35% for individual non-U.S. unitholders and 35% for corporate non-U.S. unitholders.

The Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, non-U.S. unitholders may be subject to United States federal income tax on the gain on the disposition of their units.

Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many other considerations. Therefore, each non-U.S. unitholder is encouraged to consult its own tax adviser with respect to his ownership of units.

Tax-exempt Organizations

Investments in publicly traded grantor trusts are treated the same as investments in partnerships for purposes of the rules governing unrelated business taxable income. The Royalty and interest income should not be unrelated business taxable income so long as, generally, a unitholder did not incur debt to acquire a unit or otherwise incur or maintain a debt that would not have been incurred or maintained if that unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business taxable income. Each tax-exempt unitholder should consult its own tax advisor with respect to the treatment of Royalty income.

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

TERMINATION OF THE TRUST

The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership’s interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership’s interest in the Royalty were estimated at $30.2 million as of October 31, 2004, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2004 in order to correspond with distributions to the Trust, it is estimated that approximately 75% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

In addition, in the event of a dissolution of the Partnership (which could occur under the circumstances described above under “Description of the Trust”) and a subsequent winding up and termination thereof, the assets of the Partnership (i.e., the Royalty) could either (1) be distributed in kind ratably to the Trust and the Managing General Partner or (2) be sold and the proceeds thereof distributed ratably to the Trust and the Managing General Partner. In the event of a sale of the Royalty and a distribution of the cash proceeds thereof to the Trust and the Managing General Partner, the Trustee would make a final distribution to Unit holders of the Trust’s portion of such cash proceeds plus any other cash held by the Trust after payment of or provision for all liabilities of the Trust, and the Trust would be terminated.

ROYALTY INCOME, DISTRIBUTABLE INCOME AND TOTAL ASSETS

Reference is made to Items 6, 7 and 8 of this Form 10-K for financial information relating to the Trust.

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells

The Partnership’s interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

			Working			Gross Wells Drilled as of
		Current	Interest			October 31, 2004
	Acquisition	Working	Owner’s			Wells			Successful
	Date	Interest	Ownership		Gross	Drilled(1)			(2)(3)
Property	(Mo.-Yr.)	Owner	Interest (%)(4)		Acres	Expl.	Dev.		Oil		Gas
East Cameron 354(5)	12-72	Apache	11.14		5,000	2	4		0		5
West Cameron 643 unit	12-72	Chevron	35.86		5,000	3	17		0		14
Eugene Island 339 non-unit	12-72	Chevron	50.00		5,000	2	33	(6)	19	(6)	0
Eugene Island 339 5500’ unit	12-72	Chevron	42.05		5,000	0	6		6		0
Eugene Island 339 4500’ unit	12-72	Chevron	38.50	gas	5,000	0	19		15		0
			24.44	oil
Eugene Island 342 SW/4	12-72	Chevron	.06		5,000	4	5		0		7
Eugene Island 342 NW/4	12-72	Chevron	0.18		5,000	2	4		0		4
Eugene Island 348(7)	12-72	Devon	50.00		5,000	4	5		0		7
West Cameron 642	12-72	Chevron	25.00		5,000	4	7		0		8
East Cameron 370(8)	1-73	N.A.	25.00		5,000	3	1		0		4
East Cameron 371	1-73	Chevron	7.50		5,000	7	2		0		4
Vermilion 246	1-73	Chevron	33.37		5,000	3	3		0		4
West Cameron 41 E/2(9)	3-74	N.A	.30		2,500	0	0		0		0
Ship Shoal 183 N/2	7-88	Chevron	66.67		2,500	1	8		6		3
Ship Shoal 183 unit	7-88	Chevron	34.29		1,875	1	22		20		3
Ship Shoal 183 F-3	7-88	Chevron	100.0		5,000	1	0		0		1
Ship Shoal 183 F-1	7-88	Chevron	50.00		5,000	1	0		1		0
Eugene Island 208	8-73	Devon	100.00		1,250	0	3		0		3
Eugene Island 367(10)	3-74	N.A.	1.60		5,000	2	9		0		9
South Marsh Island 252	3-74	Chevron	3.00		4,997	2	0		0		1
South Timbalier 36	3-74	Chevron	.26		5,000	2	20		9		11
South Timbalier 37	3-74	Chevron	.26		5,000	13	41		39		3
					78,747	57	209		115		91

(1)             As of October 31, 2004, there were 4 wells in the process of drilling. See “Operations” under Item 7 of this report for a discussion of drilling activity during 2004.

(2)             As of October 31, 2004, there were 98 producing completions.

(3)             Multiple completions are counted as one well. South Timbalier 37 has 5 multiple completion wells and Ship Shoal 182/183 has 1 multiple completion well.

(4)    These percentages represent the working interest owner’s interest subject to the Partnership’s net profits interest.

(5)    Apache purchased this working interest from Anadarko effective October 1, 2004.

(6)    Eugene Island 339 C-17 and C-18 wells are producing in this property but are not included here; they are not subject to the Partnership’s net profits interest until they pay out.

(7)    This lease expired in 2004.

(8)             This lease expired in 1996.

(9)             This lease expired in November 2002, all wells on the lease have been abandoned as of November 2003.

(10)       This lease expired on May 30, 1996. It was leased again as OCS-G 19800 effective July 1, 1998. Neither Chevron nor any affiliates of ChevronTexaco have an interest in OCS-G-19800.

Reserves

A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2004. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 2 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

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

The Partnership’s share of gas sales are recorded by the Working Interest Owners on the cash method of accounting or based on actual production. When revenues are reported on actual production, there is no gas imbalance created. Under the cash method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. Total future net revenues attributable to the Partnership’s interest in the Royalty were estimated at $30.2 million as of October 31, 2004 based on the reserve study of Degolyer and MacNaughton. The Partnership’s Royalty income for a period reflects the actual gas sold during the period. The Working Interest Owners of East Cameron 371/381 property have advised the Trust that, as of October 31, 2004. 26,891 Mcf, had been overtaken by the Working Interest Owners from this property. In addition, the Working Interest Owners of East Cameron 353 and West Cameron 643 properties have advised the Trust that, as of October 31, 2004, 518 Mcf and 23,340 Mcf, respectively, had been undertaken by the Working Interest Owners from these properties. The Partnership’s share of revenues related to the overtaken gas was included in the Partnership’s Royalty income in the periods during which the gas was sold. (See Note 3 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding the Trust’s revenue recognition policy.) Chevron has advised the Trust it believes that sufficient gas reserves exist on East Cameron 353 and West Cameron 643 properties for underproduced parties to recoup their share of the gas imbalance on these properties.

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

The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $531,000 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

In addition, because the DeGolyer and MacNaughton reserve study is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of future net revenues. These capital expenditures could have a significant effect on the actual future net revenues attributable to the Partnership’s interest in the Royalty.

The Trust Agreement provides that the Trust will terminate in the event total future net revenues attributable to the Partnership’s interest in the Royalty as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million. See “Business—Termination of the Trust”.

The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 2004 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

Operations and Production

Reference is made to the Section entitled “Operations” under Item 7 of this Form 10-K for information concerning operations and production.

DEGOLYER AND MACNAUGHTON
4925 GREENVILLE AVENUE,  SUITE 400
ONE ENERGY SOUARE
DALLAS, TEXAS 75206

LETTER REPORT
as of
OCTOBER 31, 2004
on
RESERVES and REVENUE
of
CERTAIN PROPERTIES
owned by the
TEL OFFSHORE TRUST PARTNERSHIP

SEC CASE

DEGOLYER AND MACNAUGHTON
4925 GREENVILLE AVENUE,  SUITE 400
ONE ENERGY SOUARE
DALLAS, TEXAS 75206

February 11, 2005

Chevron U.S.A. Inc.
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012

Gentlemen:

Pursuant to your request, we have prepared estimates, as of October 31, 2004, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron U.S.A. Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The interest appraised consists of a 25-percent net profits interest in 17 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly consisting of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995. The SONAT property was subsequently acquired by Amerada Hess Corporation (Amerada Hess) effective January 1, 1998, which property was then acquired by Anadarko Petroleum Corporation (Anadarko) effective June 1, 2003. Another of the Pennzoil Subject Properties was acquired by Devon Energy Production Co. (Devon) effective December 29, 1999. Chevron Corporation, of which Chevron is a wholly owned subsidiary, and Texaco Inc., of which Texaco is a wholly owned subsidiary, merged on October 9, 2001. As a result of the merger, Texaco became a wholly owned subsidiary of Chevron Corporation and Chevron Corporation changed its name to ChevronTexaco Corporation (ChevronTexaco). Subsequent to the merger, Texaco assigned the interests in its properties to Chevron. These companies mentioned herein are hereinafter referred to as the Owners. The Managing Partner of the Trust Partnership is Chevron.

Information used in the preparation of this report was obtained from the Owners. During this investigation, we consulted freely with the officers and employees of the Owners and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by the Owners with respect to property interests owned by the Trust Partnership, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the Subject Properties. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2004 Petroleum Information/Dwights LLC.

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

Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 2004. Combined net reserves are defined as those reserves remaining after deducting royalties and interests owned by others from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership. Gas volumes are expressed as sales-gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure base of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

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

Developed—Reserves that, are recoverable from existing wells with current operating methods and expenses.

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

The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 10 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 7 leases to which no reserves have been assigned. Devon, Pennzoil, Anadarko, and Amoco own an interest in one property each, but only the Anadarko property is productive. ChevronTexaco owns an interest in the remaining 13 properties, including 4 to which no reserves have been assigned.

The reserves volumes and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the “Combined Interests,” defined herein as the Trust Partnership Interests and the interests retained in the Subject Properties by ChevronTexaco, Pennzoil, Anadarko, Amoco, or Devon. Net reserves attributable to the Trust Partnership Interests were estimated by allocating to the Trust Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. The formula used to estimate the net reserves attributable to the Trust Partnership Interest is as follows:

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

Data available from wells drilled on the appraised properties through October 2004 were used in estimating gross ultimate recovery. Gross production through October 31, 2004, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves.

Estimated net proved reserves attributable to the Trust Partnership Interest, as of October 1, 2004, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves
Reserves as of October 31, 2003	538,444	2,060,267
Revisions of Previous Estimates	14,642	131,652
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	55,225	322,721
Production(1)	(171,338)	(434,250)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2004	436,973	2,080,390

(1)          Production was (estimated based on the ratio as of October 31, 2003, of the Trust Partnership Interest net reserves to the Combined Interests net reserves. This ratio was then applied to the production net to the Combined Interests for the period from November 1, 2003 through October 31, 2004.

Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interests. These monthly values for the aggregate of the Combined Interests in the Subject Properties were reduced by a trust overhead charge furnished by ChevronTexaco. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by ChevronTexaco beginning in January 2005. The future accrual or escrow amounts for each of the five groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by ChevronTexaco. Interest on the balance of the accrued capital and abandonment costs at the rate of 1.29 percent per year as specified by ChevronTexaco was credited monthly. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the five groups of the properties (ChevronTexaco, Pennzoil, Anadarko, Amoco, and Devon). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 1.29 percent per year as specified by ChevronTexaco. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax expenses were not taken into account in estimating future net revenue and present worth. No deductions were made in the foregoing reserves estimates for any outstanding production payments.

Revenue values in this report were estimated using the initial prices and costs provided by ChevronTexaco. Future prices were estimated using guidelines established by the United States Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). These guidelines require the use of prices for oil and condensate in effect on October 31, 2004. The following assumptions were used for estimating future prices and costs:

Oil and Condensate Prices

Oil and condensate prices were furnished by ChevronTexaco and were the prices in effect, on October 31, 2004. These prices were used as initial prices with no increases based or inflation.

Natural Gas Prices

Initial gas prices furnished by ChevronTexaco were prices in effect on October 31, 2004. These initial prices were held constant for the life of the properties.

Operating Expenses and Capital Costs

Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2004 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the seven leases which are considered depleted and to which no reserves have been assigned.

A summary of estimated revenue and costs attributable to the Combined Interests in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 2004, is as follows

	Properties
	ChevronTexaco	Pennzoil	Anadurko	Amoco	Devon	Total
Combined Interests
Future Gross Revenue ($)	149,933,149	0	212,754	0	0	150,145,903
Operating Expenses ($)	(21,639,398)	0	(135,454)	0	0	(21,774,852)
Capital Costs ($)(1)	(23,186,262)	0	(457,706)	0	(379,250)	(24,023,218)
Future Net Revenue ($)	105,107,489	0	(380,406)	0	(379,250)	104,347,833
Cost Escrow as of 10-31-04 ($)	20,664,128	0	572,141	0	269,905	21,506,174
Interest Credit on Accrued Balance ($)	891,032	0	10,915	0	0	901,947
Interest on Deficit ($)	(21)	0	0	0	0	(21)
Overhead ($)	(5,869,340)	0	(24,482)	0	(11,377)	(5,905,199)
Revenue Subject to Net Profits Interest ($)	120,793,288	0	178,168	0	(120,722)	120,850,734
Trust Partnership Interest
Future Net Revenue ($)(2)	30,198,282	0	44,533	0	0	30,242,815
Present Worth at 10 Percent ($)(2)	24,896,388	0	39,933	0	0	24,936,321

(1)          Includes abandonment costs.

(2)          Future income tax expenses were not taken into account in the preparation of these estimates.

In our opinion, the information relating to estimtated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a) (1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however, future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein.

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

Gas Marketing

During the year ended Decemeber 31, 2004, all of Chevron’s natural gas and natural gas liquids relative to the Trust’s Royalty Properties have been committed and sold to Chevron Texaco Natural Gas at spot market prices. Prior to April 2003, all of Chevron’s natural gas and natural gas liquids relative to the Trust’s Royalty Properties had been committed and sold to Dynegy, Inc. (“Dynegy”) at spot market prices. See “Certain Relationships and Related Transactions” under Item 13 of this Form 10-K.

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

During 2002, gas sales by the Working Interest Owners under a contract with Texaco Natural Gas, Inc. (“TNGI”) and Dynegy, an affiliate of ChevronTexaco, accounted for 23% and 61%, respectively, of total gas revenues from the Royalty Properties.

It should be noted that the Conveyance provides that amounts received by the producer pursuant to “take-or-pay” provisions are not included within the Royalty payable to the Trust unless and until gas is actually delivered pursuant to the “make-up” provisions, if any, of the applicable contract. Accordingly, amounts received by the Working Interest Owners as “take-or-pay” payments are not included in the calculation of the Royalty payable, and the income received by the Trust is restricted to amounts paid for gas actually delivered.

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

West Cameron 643.   West Cameron 643 contributed approximately 7% of the revenues from gas sales from the Royalty Properties in 2004. The average price received for natural gas from all of the Working Interest Owner’s purchasers on West Cameron 643 during 2004 was $5.67 per Mcf.

East Cameron 371/381.   East Cameron 371/381 contributed approximately 1% of the revenues from gas sales from the Royalty Properties in 2004. The average price received for natural gas from all of the Working Interest Owner’s purchasers on East Cameron 371/381 during 2004 was $5.49 per Mcf.

Ship Shoal 182/183.   Ship Shoal 182/183 contributed approximately 69% of the revenues from gas sales from the Royalty Properties in 2004. The average price received for natural gas from all of the Working Interest Owner’s purchasers on Ship Shoal 182/183 during 2004 was $6.05 per Mcf.

Eugene Island 339.   Eugene Island 339 contributed approximately 21% of the revenues from gas sales from the Royalty Properties in 2004. The average price received for natural gas from all of the Working Interest Owner’s purchasers on Eugene Island 339 during 2004 was $6.36 per Mcf.

Oil Marketing

Crude oil purchases by ChevronTexaco, accounted for approximately 99% of total crude oil revenues from the Royalty Properties during both 2003 and 2004.

During 2002 and through March 2003, Equiva Trading Company (Texaco’s crude marketing joint venture) purchased crude oil pursuant to TEPI’s tendering program based on the prices TEPI received from third parties under a competitive bidding procedure. Beginning in April 2003, Chevron began marketing the crude oil through its downstream company, Global Trading.

The Supply and Distribution Department of Chevron currently purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal 2004 ranged from $30.33 per barrel to $49.08 per barrel.

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

Regulation—General

The production of oil and gas by the Working Interest Owners is affected by many state and federal regulations with respect to allowable rates of production, drilling permits, well spacing, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted. Sales of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce are subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act of 1938, as amended (the “Natural Gas Act”).

The operations of the Working Interest Owners under federal oil and gas leases offshore the United States are subject to regulations of the United States Department of Interior which currently impose absolute liability upon lessees for the cost of cleanup of pollution resulting from their operations.

FERC Regulation

In general, the FERC regulates the tansportation of natural gas in interstate commerce by interstate pipelines. Over the course of approximately the previous decade, the FERC adopted regulations resulting in a restructuring of the natuni gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or “unbundle,” into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these regulations to detennine whether further changes are needed. As to these various developments, the working interest owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or teims of sale of namral gas related to the Trust.

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

Natural gas pipeline facilities used for the transportation of natural gas in interstate commerce are subject to Federal minimum safety requirements. These requirements, however, are not applicable to, inter alia,: (1) onshore gathering facilities outside: (i) the limits of any incorporated or unincorporated city, town, or village; and (ii) any designated residential or commercial area; or (2) pipeline facilities on the Outer Continental Shelf (“OCS”) upstream of the point at which operating responsibility transfers from a producing operator to a transporting operator. See 49 C.F.R. § 192.1(b). We are informed that the Royalty Properties are located in Federal waters on the OCS. The standards governing pipeline safety have undergone recent changes and it is possible that future changes in the regulations and statutes may occur which may increase the stringency of the standards or expand the applicability of the standards to facilities not currently covered.

Environmental Regulations

General

The Working Interest Owners’ oil and gas activities on the Royalty Properties are subject to existing and evolving federal, state and local environmental laws and regulations. The Working Interest Owners have advised the Trust that they believe that their operations and facilities are in general compliance with applicable health, safety, and environmental laws and regulations that have taken effect at the federal, state and local levels. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally, and about offshore operations in particular. The Working Interest Owners’ operation of federal offshore oil and gas leases is subject to extensive governmental regulation, including regulations that may, in certain circumstances, impose absolute liability upon lessees for cost of removal of pollution and for pollution damages resulting from their operations, and require lessees to suspend or cease operations in the affected areas.

Under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, “OPA”), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility (“OSFR”) for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility’s worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. The Working Interest Owners are currently maintaining their required OSFR. Although the Working Interest Owners have advised the Trust that current environmental regulation has had no material adverse effect on the Working Interest Owners’ present method of operations, future environmental regulatory developments such as stricter environmental regulation and enforcement policies cannot presently be quantified.

The Working Interest Owners’ operations are subject to regulation, principally under the following federal statutes, along with their analogous state statutes.

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

Air Emissions

Amendments to the federal Clean Air Act were enacted in late 1990 and require most industrial operations in the United States, including offshore operations, to incur capital expenditures for air emission control equipment in connection with maintaining and obtaining operating permits and approvals addressing other air emission related issues. The Environmental Protection Agency (“EPA”) and state environmental agencies have been developing regulations to implement these requirements. Some of the Working Interest Owners’ facilities are included within the categories of hazardous air pollutant sources which will be affected by these regulations and these regulations could make operation of the Royalty Properties more costly.

Solid Waste

The Working Interest Owners’ operations may generate wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA has limited disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes. Furthermore, it is possible that some wastes that are currently classified as nonhazardous, perhaps including wastes generated during drilling and production operations, may in the future be designated as “hazardous wastes.” Such changes in the regulations would result in more rigorous and costly disposal requirements which could result in increased operating expenses on the Royalty Properties.

Norm

Oil and gas exploration and production activities have been identified as generators of low-level naturally-occurring radioactive materials (“NORM”). The generation, handling and disposal of NORM in the course of offshore oil and gas exploration and production activities is currently regulated in federal and state waters. These regulations could result in an increase in operating expenses on the Royalty Properties.

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to the fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed or arranged for the disposal of the hazardous substance found at a facility. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs, which can be substantial, of such action. Although “petroleum” is excluded from CERCLA’s definition of a “hazardous substance”, in the course of their operations, the Working Interest Owners may generate wastes that fall within CERCLA’s definition of “hazardous substances.” The Working Interest Owners may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been disposed. Such clean-up costs may make operation of the Royalty Properties more expensive for the Working Interest Owners.

Offshore Operations

Offshore oil and gas operations are subject to regulations of the United States Department of the Interior, including regulations promulgated pursuant to the Outer Continental Shelf Lands Act, which impose liability upon a lessee, such as the Working Interest Owners, under a federal lease for the cost of clean-up of pollution resulting from a lessee’s operations. In the event of a serious incident of pollution, the Department of the Interior may require a lessee under federal leases to suspend or cease operations in the affected areas.

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

The Trust’s quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. Factors that contribute to price fluctuation include, among others:

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

Production and development costs attributable to the Royalty are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs, without concurrent increases in revenues, directly decrease or increase the amount received by the Trust for the Royalty.

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

Operating risks for the Working Interest Owners’ interests in the Royalty Properties can adversely affect Trust distributions.

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

The current Working Interest Owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Royalty relating to the abandoned well. The Royalty can be sold and the Trust can be terminated. The Trust will be terminated and the Trustees must sell the Royalty if holders of a majority of the Units approve the sale or vote to terminate the Trust, or if the total future net revenues attributable to the Royalty, determined by the independent reserve engineer as of December 31 of the prior year, are less than $2 million. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit holders and Unit holders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all Unit holders. For a more complete description of these matters, see “—Termination of the Trust” under Item 1 of this Form 10-K.

Trust assets are depleting assets and, if the Working Interest Owners or other operators of the Royalty Properties do not perform additional development projects, the assets may deplete faster than expected.

The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to Unit holders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a Units. Please see the section entitled “—Description of the Units—Federal Income Tax Matters” under Item 1 of this Form 10-K. Unit holders have limited voting rights. Voting rights as a Unit holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit holders or for an annual or other periodic re-election of the Trustees. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a Corporate Trustee and three Individual Trustees in accordance with the Trust Agreement and other organizational documents. The Trustees have extremely limited discretion in their administration of the Trust.

Unit holders have limited ability to enforce the Trust’s rights against the current or future owners of the Royalty Properties.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Trust Units are traded on the Nasdaq SmallCap Market. At December 31, 2004, the 4,751,510 Units outstanding were held by 1,575 Unit Holders of record. The high and low sales price as reported by the Nasdaq SmallCap Market, and distributions for each quarter for the years ended December 31, 2004 and 2003, were as follows:

Quarter	High	Low	Distribution
2004:
Fourth	$10.800	$6.440	$.519786
Third	6.700	4.040	.604863
Second	6.300	4.050	.000000
First	7.300	5.870	.000000
2003:
Fourth	$7.460	$5.350	$.123779
Third	7.990	3.750	.289185
Second	4.790	3.000	.331990
First	4.160	3.000	.019937

Item 6. Selected Financial Data.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Royalty income	$5,987,936	$4,174,682	$2,166,927	$4,493,163	$7,400,311
Distributable income	$5,344,207	$3,634,388	$1,342,411	$4,253,517	$7,464,492
Distributions per Unit	$1.124739	$0.764891	$0.282523	$0.895193	$1.570973
Total assets	$3,901,263	$2,107,166	$1,945,413	$1,404,167	$4,191,170

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

The Trust’s source of capital is the Royalty Income received from its share of the Net Proceeds from the Royalty Properties. Reference is made to Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K, which contains certain unaudited supplemental reserve information, for an estimate of future Royalty income attributable to the Partnership, of which the Trust has a 99.99% interest.

Substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust’s cash reserve each quarter. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was currently sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust.

The reserve amount at December 31, 2003 and 2004 was $1,364,411 and $1,341,014, respectively. During the first quarter of 2003, the Trust used $28,194, from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses when insufficient Royalty income was received by the Trust. During the first and second quarters of 2004, the Trust used $148,798 and $56,333, respectively, from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses when insufficient Royalty income was received by the Trust.

Operations

The following operational information has been based on information provided to the Corporate Trustee by Chevron as the Managing General Partner of the Partnership and by the applicable Working Interest Owners. The Trustees have no control over these operations or internal controls relating to this information.

Years 2004 and 2003

Royalty income increased approximately 43% from $4,174,682 in 2003 to $5,987,936 in 2004 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below.

For 2004, the Trust had an undistributed net income of zero compared to undistributed net income of $43,468 in 2003. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

Gas revenues increased 92% from $8,854,319 in 2003 to $17,002,431 in 2004, due to a 9% increase in the average price received for natural gas and gas products from $5.36 per Mcf in 2003 to $5.85 Mcf in 2004. The increase in gas revenue was also due to a 76% increase in gas volumes from 1,650,603 Mcf in 2003 to 2,907,514 Mcf in 2004. The increase in gas volumes were primarily due to a new well on Ship Shoal 182/183 that came online in January 2004 partially offset by wells sanding upon West Cameron 643.

During the first quarter of 2004, Chevron informed the Trustees that it would make downward adjustments to revenues and production based on an improper credit to the Trust of revenues and production on Eugene Island 339. This improper credit relates to production credited from wells in which the Trust has no interest from as early as June 2002 through October 2003. The aggregate amount of these adjustments are expected to be approximately 236,650 barrels of oil or $6,449,000 for oil revenues, as well as 91,000 Mcf or $505,000 for gas revenues. Recovery by Chevron of these amounts, as well as certain capital expenditures discussed below, affected Royalty income and distributable income in the first and second quarters of 2004.

The Working Interest Owners of the East Cameron 371/381 property have advised the Trust that, as of October 31, 2004, 26,891 Mcf had been overtaken by the Working Interest Owners from those properties. In addition, the Working Interest Owners of the East Cameron 353 and the West Cameron 643 properties have advised the Trust that, as of October 31, 2004, 518 Mcf and 23,340 Mcf respectively, had been undertaken from these properties. The Partnership’s share of revenues related to the overtaken gas was included in the Partnership’s Royalty income in the periods during which the gas was sold. Chevron has advised the Trust that it believes sufficient gas reserves exist on East Cameron 353 and West Cameron 643 for underproduced parties to recoup their share of the gas imbalance on these properties.

Crude Oil and Condensate

Crude oil and condensate revenues decreased 37% from $35,660,352 in 2003 to $22,332,005 in 2004, due primarily to a 52% decrease in crude oil and condensate volumes from 1,231,268 barrels in 2003 to 589,647 barrels in 2004. Additionally, average crude oil and condensate prices increased by 31% from $28.96 in 2003 to $37.87 in 2004.

Operating and Capital Expenditures

Operating expenses paid by the Working Interest Owners increased 90% from $2,550,959 in 2003 to $4,852,591 in 2004.

Capital expenditures paid by the Working Interest Owners increased 157% from 8,417,420 in 2003 to $21,673,290 in 2004, due primarily to costs associated with drilling the new F-3 well on Ship Shoal 182/183 in the first quarter, and drilling costs on the C-20 and C-21 wells on Eugene Island 339 in the first quarter.

Special Cost Escrow Account

The special cost escrow account is an account of the Working Interest Owners and it is described herein for information purposes only. The Conveyance provides for reserving funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the leases, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow Account”. The Trust’s share of interest generated from the Special Cost Escrow Account, $66,700 and $55,800 in 2004 and 2003, respectively serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

In the first quarter of 2005, there was a net deposit of funds to the Special Cost Escrow Account of approximately $1,941,000.

In 2004, the Working Interest Owners released a net amount to the Trust of $3,213,614 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2004, approximately $5,376,000 remained in the Special Cost Escrow Account.

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

Summary By Property

Listed below is a summary of 2004 operations as compared to 2003 of the four principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

Eugene Island 339 crude oil revenues decreased $9,777,942, from $16,642,585 in 2003 to $6,864,643 in 2004 primarily due to a decrease in production. Crude oil production decreased from 583,943 barrels in 2003 to 163,131 barrels in 2004. The average price of crude oil increased from $28.50 per barrel in 2003 to $42.08 per barrel in 2004. Gas revenues increased $1,245,226, from $3,058,226 in 2003 to $4,303,452 in 2004 primarily due to an increase in the average price received for natural gas from $5.22 per Mcf in 2003 to $6.36 in 2004. Gas production increased from 597,596 Mcf in 2003 to 764,093 Mcf in 2004. Capital expenditures increased from $2,866,910 in 2003 to $11,290,421 in 2004 primarily due to costs associated with drilling the new C-20 and C-21 wells in the first quarter. Operating expenses increased from $493,984 in 2003 to $1,560,278 in 2004 due to an increase in production volumes as well as the October 2003 facility charge that was not allocated in the fourth quarter of 2003.

Chevron has advised the Trust that the foregoing comparison does not give effect to an improper credit of revenues and production and a miscalculation of capital expenditures that was allocated during the first quarter of 2004 and recovered by Chevron during that period and in the second quarter. The aggregate amount of these adjustments for improper credits of production and revenues from as early as June 2002 through October 2003 were approximately 236,650 barrels of oil or $6,449,000 for oil revenues, as well as 91,000 Mcf or $505,000 for gas revenues. The comparison above is included without adjustment as Royalty income for these periods was calculated and paid based on these amounts.

Ship Shoal 182/183

Ship Shoal 182/183 crude oil revenues decreased from $18,011,043 in 2003 to $15,408,655 in 2004, due to a decrease in crude oil production from 614,412 barrels in 2003 to 426,449 barrels in 2004. The average crude oil price increased from $29.31 per barrel in 2003 to $36.13 per barrel in 2004. Gas revenues increased from $1,720,257 in 2003 to $11,179,380 in 2004 due to an increase in gas volumes from 319,431 Mcf in 2003 to 1,872,307 Mcf in 2004. Additionally, the average natural gas sales price increased from $5.53 per Mcf in 2003 to $6.05 in 2004. Capital expenditures increased from $5,206,517 in 2003 to $10,292,460 in 2004 due to drilling costs on the F-3 well in the first quarter of 2004. Operating expenses increased from $1,233,467 in 2003 to $2,565,505 in 2004 due to higher allocated volumetric charges.

West Cameron 643

West Cameron 643 gas revenues decreased from $3,047,851 in 2003 to $1,100,793 in 2004 due primarily to a decrease in gas volumes from 543,552 Mcf in 2003 to 193,978 Mcf in 2004. The average natural gas sales price increased from $5.61 per Mcf in 2003 to $5.67 per Mcf in 2004. Operating expenses decreased from $634,994 in 2003 to $592,357 in 2004, capital expenditures decreased from $1,077,578 in 2003 to $19,680 in 2004.

East Cameron 371/381

East Cameron 371/381 gas revenues decreased from $170,419 in 2003 to $119,196 in 2004 due primarily to a decrease in gas volumes from 38,654 Mcf in 2003 to 24,665 Mcf in 2004 offset by an increase in the average price for natural gas during 2004. Crude oil revenues decreased from $72,174 in 2003 to $36,215 in 2004 due primarily to a decrease in crude oil and condensate volumes. Capital expenditures decreased from $6,136 in 2003 to $1,497 in 2004 and operating expenses increased from $34,478 in 2003 to $58,638 in 2004.

Years 2003 and 2002

Royalty income increased approximately 93% from $2,166,927 in 2002 to $4,174,682 in 2003 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below.

For 2003, the Trust had an undistributed net income of $43,468 compared to undistributed net income of approximately $65,181 in 2002. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

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

During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust’s share of this settlement amount was approximately $674,000. The balance of this amount was recovered from the Trust by the Working Interest Owner during 2003.

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

In 2004, Chevron informed the Trustees that it would make adjustments to capital expenditures to the Eugene Island 339 and Ship Shoal 182/183 properties based on miscalculations and duplications of downward adjustments allocations on Ship Shoal 182/183 during the third and fourth quarters of 2003. These miscalculations and duplications amounted to approximately $2,026,000, and are reflected in the amounts above. Recovery of these amounts by Chevron affected Royalty income and distributable income in 2004.

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

Chevron has advised the Trust that the foregoing comparison does not give effect to an improper credit of revenues and production and a miscalculation of capital expenditures that was allocated during the first quarter of 2004 and recovered by Chevron during 2004. The aggregate amount of these adjustments for improper credits of production and revenues from as early as June 2002 through October 2003 were approximately 236,650 barrels of oil or $6,449,000 for oil revenues, as well as 91,000 Mcf or $505,000 for gas revenues. The comparison above is included without adjustment as Royalty income for these periods was calculated and paid based on these amounts.

Ship Shoal 182/183

Ship Shoal 182/183 crude oil revenues increased from $8,961,191 in 2002 to $18,011,043 in 2003, partially due to an increase in the average crude oil price from $22.85 per barrel in 2002 to $29.31 per barrel in 2003. Additionally, crude oil production increased from 392,103 barrels in 2002 to 614,412 barrels in 2003. Gas revenues increased from $767,774 in 2002 to $1,720,257 in 2003 due to an increase in gas volumes from 271,979 Mcf in 2002 to 319,431 Mcf in 2003. Additionally, the average natural gas sales price increased from $2.92 per Mcf in 2002 to $5.53 in 2003. Capital expenditures decreased from $6,992,278 in 2002 to $5,206,517 in 2003 due to an adjustment to reallocate drilling costs on the I-4 well to non-trust lease OCS-G 1019 in the first quarter of 2003. That adjustment was partially offset by drilling costs on the I-4 and F-3 wells. Operating expenses decreased from $1,665,727 in 2002 to $1,233,467 in 2003.

West Cameron 643

West Cameron 643 gas revenues increased from $396,327 in 2002 to $3,047,851 in 2003 due primarily to an increase in gas volumes from 122,912 Mcf in 2002 to 543,552 Mcf in 2003. The low production in 2002 was primarily attributable to a 2001 pipeline leak, high water production and natural field declines. The average natural gas sales price increased from $3.22 per Mcf in 2002 to $5.61 per Mcf in 2003. Operating expenses decreased from $899,209 in 2002 to $634,994 in 2003, capital expenditures increased from a revenue amounting to ($772,580) in 2002 to $1,077,578 in 2003. The capital expenditures revenue in 2002 resulted from approximately 26% of historic platform “B” capital costs being charged out to Columbia Gas during this period.

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

The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners’ calculations of the net proceeds and royalties paid to the Trust for the periods indicated. Net proceeds due to the Trust are calculated for each three-month period commencing on the first day of February, May, August and November.

	Royalty Properties Year Ended December 31,(1)
	2004	2003	2002
Crude oil and condensate (bbls)	589,647	1, 231,268	664,323
Natural gas and gas products (Mcf)	2,907,514	1,650,603	975,639
Crude oil and condensate average price, per bbl	$37.87	$28.96	$22.83
Natural gas average price, per Mcf (excluding gas products)	$6.07	$5.44	$2.88
Crude oil and condensate revenues	$22,332,005	$35,660,352	$15,163,810
Natural gas and gas products revenues	$17,002,431	8,854,319	2,704,624
Production expenses	(6,561,459)	(4,127,129)	(4,025,110)
Capital expenditures	(21,673,290)	(8,417,420)	(7,622,220)
Undistributed net income(2)	—	(43,468)	(260,737)
(Provision for) Refund of escrowed special costs.	12,854,452	(15,226,258)	2,708,208
Net Proceeds	$23,954,139	$16,700,396	$8,668,575
Royalty interest	x25%	x25%	x25%
Partnership share	$5,988,535	$4,175,099	$2,167,144
Trust interest	x99.99%	x99.99%	x99.99%
Trust share	$5,987,936	$4,174,682	$2,166,927

(1)          Amounts represent actual production for the twelve-month period ending on October 31 of each year, respectively.

(2)          Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carry forward. As of December 31, 2004, the loss carryforward was $0.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Reference is made to Item 1 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of TEL Offshore Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust (the “Trust”) as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 3 to the financial statements, these financial statements were prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2004 and 2003, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004, on the comprehensive basis of accounting described in Note 3.

DELOITTE & TOUCHE LLP

Houston, Texas

March 31, 2005

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$3,811,210	$1,952,547
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,177,602 and $28,113,036 at December 31, 2004 and 2003, respectively	90,053	154,619
Total assets	$3,901,263	$2,107,166
Liabilities and Trust Corpus
Distribution payable to Unit holders	$2,470,196	$588,136
Reserve for future Trust expenses	1,341,014	1,364,411
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2004 and 2003)	90,053	154,619
Total liabilities and trust corpus	$3,901,263	$2,107,166

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2004	2003	2002
Royalty income	$5,987,936	$4,174,682	$2,166,927
Interest income	8,201	7,891	10,789
	5,996,137	4,182,573	2,177,716
General and administrative expenses	(496,611)	(651,379)	(630,018)
Other—Texaco Settlement Agreement	—	75,000	—
(Increase) Decrease in reserve for future Trust expenses	(155,319)	28,194	(205,287)
Distributable income	5,344,207	$3,634,388	$1,342,411
Distributions per Unit (4,751,510 Units)	$1.124739	$0.764891	$0.282523

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2004	2003	2002
Trust corpus, beginning of year	$154,619	$192,440	$220,575
Distributable income	5,344,207	3,634,388	1,342,411
Distributions to Unit holders	(5,344,207)	(3,634,388)	(1,342,411)
Amortization of net overriding royalty interest	(64,566)	(37,821)	(28,135)
Trust corpus, end of year	$90,053	$154,619	$192,440

The accompanying notes are an integral part of these financial statements

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS

(1) Trust Organization and Provisions

Tenneco Offshore Company, Inc. (“Tenneco Offshore”) created the TEL Offshore Trust (“Trust”) effective January 1, 1983, pursuant to the Plan of Dissolution (“Plan”) approved by Tenneco Offshore’s stockholders on December 22, 1982. In accordance with the Plan, the TEL Offshore Trust Partnership (“Partnership”) was formed in which the Trust owns a 99.99% interest and Tenneco Oil Company (“Tenneco”) owned a .01% interest. In general, the Plan was effected by transferring an overriding royalty interest (“Royalty”) equivalent to a 25% net profits interest in the oil and gas properties (the “Royalty Properties”) of Tenneco Exploration, Ltd. (“Exploration I”) located offshore Louisiana to the Partnership and issuing certificates evidencing units of beneficial interest in the Trust in liquidation and cancellation of Tenneco Offshore’s common stock.

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

On October 30, 1992, PennzEnergy Company (“PennzEnergy”) (which merged with and into Devon Energy Production Company L.P. effective January 1, 2000) acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties on October 30, 1992. PennzEnergy also assumed Chevron’s obligations under the Conveyance with respect to such properties.

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

On October 1, 1995, SONAT Exploration Company (“SONAT”) acquired the East Cameron 354 property from PennzEnergy. In addition, on October 1, 1995, Amoco Production Company (“Amoco”) acquired the Eugene Island 367 property from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owner of the East Cameron 354 and Eugene Island 367 properties, respectively, on October 1, 1995, and also assumed PennzEnergy’s obligations under the Conveyance with respect to these properties.

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

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(1) Trust Organization and Provisions (Continued)

As a result of such acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed Energy’s obligations under the Conveyance with respect to this property.

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

On June 6, 2003 Anadarko Petroleum Corporation (“Anadarko”) acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to the Trust’s 11.14% net profits interest from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada’s obligations under the Conveyance with respect to this property.

Effective October 1, 2004, the Trust has been informed that Apache has acquired Anadarko’s interest in East Cameron 354 and assumed Anadarko’s obligations under the Conveyance with respect to this property.

All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership will continue to operate, in general, as if the above-described sales of the Royalty Properties had not occurred.

Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms “Working Interest Owner” and “Working Interest Owners” generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(1) Trust Organization and Provisions (Continued)

Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; Anadarko with respect to East Cameron 354 on and after July 1, 2003) until October 1, 2004; and Apache with respect to East Cameron 354 after October 1, 2004.

On January 14, 1983, Tenneco Offshore distributed units of beneficial interest (“Units”) in the Trust to holders of Tenneco Offshore’s common stock on the basis of one Unit for each common share owned on such date.

The terms of the Trust Agreement, dated January 1, 1983, provide, among other things, that:

(a)    the Trust is a passive entity and cannot engage in any business or investment activity or purchase any assets;

(b)   the interest in the Partnership can be sold in part or in total for cash upon approval of a majority of the Unit holders;

(c)    the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2004 the reserve amount was $1,341,014. During the first and second quarters of 2004, the Trust used $148,798 and $56,333, respectively, from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses, when insufficient Royalty income was received by the Trust. At December 31, 2003 the reserve amount was $1,364,411. During the first quarter of 2003, the Trust used $28,194 from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses, when insufficient Royalty income was received by the Trust.

(d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

(e)    the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership’s interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at $30.2 million (unaudited) as of October 31, 2004. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

The Trust is administered by JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) (“Corporate Trustee”) and George Allman, Jr., Gary C. Evans and Jeffrey S. Swanson (“Individual Trustees”), as trustees (“Trustees”).

(2) Net Overriding Royalty Interest

The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(2) Net Overriding Royalty Interest (Continued)

November, an amount equal to 25% of the net proceeds from its oil and gas properties for the period. Generally, Net Proceeds are the amounts received by the Working Interest Owners from the sale of minerals from its oil and gas properties less operating and capital costs incurred, management fees and expense reimbursements owing the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a special cost reserve. The Special Cost Reserve Account is for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net proceeds do not include amounts received by the Working Interest Owners as advance gas payments, “take-or-pay” payments or similar payments, unless and until such payments are extinguished or repaid through the future delivery of gas.

As of October 9, 2001, Chevron Corporation merged with Texaco, and the Royalty Properties owned by TEPI were assigned to Chevron on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 99%, for 2004, 2003 and 2002 of crude oil revenues from the Royalty Properties. Sales to ChevronTexaco accounted for approximately 94%, 93% and 84% of total gas revenues from the Royalty Properties during 2004, 2003 and 2002, respectively.

The Trust’s share of Royalty income was reduced by approximately $496,000, $417,000, and $219,000 in 2004, 2003 and 2002, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust’s share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

The Trust reviews net overriding royalty interest in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(3) Basis of Accounting (Continued)

and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. There were no write downs taken in the years presented.

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

During the quarter ended March 31, 2004, a Working Interest Owner made certain negative adjustments to previously reported Net Proceeds (See Note 5). As a result of these negative adjustments, the Trust at March 31, 2004 had a loss carryforward of $3,307,628. In the second quarter of 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 with a resulting loss carryforward balance of $0 at June, 30, 2004. Royalty income to the Trust in the second quarter of 2004 was $83,857; however, no distributable income was available to Unit holders in the second quarter since the Trust recoups expenses being paid from the reserve for Trust expense that the Trustees have established for anticipated future expenses. As of September 30, 2004, the Trust resumed distributions as the reserve for trust expenses had been funded.

(5) Negative Adjustments

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

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Negative Adjustments (Continued)

•       Ship Shoal 182/183—a $1,336,287 gross adjustment to reverse revenues previously credited to the Trust primarily for double-counted production and a $1,855,976 adjustment to correct previously recorded adjustments to capital expenditures.

•       South Timbalier 36/37 (Royalty Properties associated with Chevron Texaco)—a $495,425 gross adjustment to reverse the effects of clerical errors.

The Trust recorded the adjustments during the first quarter of 2004, which resulted in a loss carryforward of $3,307,628 as of March 31, 2004. In the second quarter of 2004, Net Proceeds were sufficient to fully offset the loss carryforward of $3,307,628, resulting in no further loss carryforward.

(6) Special Cost Escrow Account

The special cost escrow account is an account of the Working Interest Owners and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow Account.” The Trust’s share of interest generated from the Special Cost Escrow Account, approximately $69,000, $56,000 and $74,000 for 2004, 2003 and 2002, respectively, serves to reduce the Trust’s share of allocated production costs. As of December 31, 2004, 2003 and 2002, approximately $5,376,000, $8,573,000 and $4,793,000 respectively, remained in the Special Cost Escrow Account. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account will also be released when the balance in such account exceeds 125% of future Special Costs.

The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance.

In the first quarter of 2005, there was a net deposit of funds to the Special Cost Escrow Account of approximately $1,941,000. Deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

In 2004, the Working Interest Owners released a net amount of approximately $3,213,600 into the Special Cost Escrow Account. In 2003, the Working Interest Owners deposited a net amount of

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Special Cost Escrow Account (Continued)

approximately $3,812,800 into the Special Cost Escrow Account. The deposit and releases were made primarily due to changes in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

(7) Federal Income Tax Matters

The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each unitholder will be treated as owning an interest in the Partnership.

(8) Commitments and Contingencies

During 1994, the Working Interest Owner on the Eugene Island 348 property settled a gas imbalance on that property for approximately $2,696,000. The Trust’s share of this settlement amount was approximately $674,000. The balance of this amount was recovered from the Trust by the Working Interest Owner during 2003.

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

On September 21, 2001, the Trust gave written demand to, and on October 11, 2001, the Trust filed suit against TEPI as the then-current Working Interest Owner of the East Cameron 371 lease to account for its payment of the Trust’s overriding royalty interest in this lease. In connection with the foregoing litigation, TEPI had asserted a counterclaim in 2003. During 2003, the Trust entered into a Settlement Agreement and Mutual Release with TEPI pursuant to which TEPI agreed to pay the Trust $75,000. Both of the parties filed a joint motion to dismiss all claims and counterclaims relating to the lawsuit and each party released the other party from all claims and counterclaims relating to the lawsuit.

(9) Supplemental Reserve Information (Unaudited)

Estimates of the proved oil and gas reserves attributable to the Partnership’s royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2004, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

The reserve volumes and revenue values attributable to the Partnership’s royalty interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership’s royalty interest and the retained interest of the Working Interest Owners in the Royalty Properties. Net reserves attributable to the Partnership’s royalty interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the subject properties based on the ratio of the Partnership’s interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership’s royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership’s royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership’s royalty interest are located in the United States. Total future net revenues attributable to the Partnership’s interest in the Royalty were estimated at $30.2 million as of October 31, 2004 based on the reserve study of Degolyer and MacNaughton.

The Partnership’s share of gas sales can be recorded by the Working Interest Owner on the cash method of accounting or based on actual production. When revenues are reported based on actual production, there is no gas imbalance created. Under the cash method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership’s Royalty income for a period reflects the actual gas sold during the period. The Working Interest Owners of the East Cameron 371/381 property have advised the Trust that, as of October 31, 2004, 26,891 Mcf had been overtaken by the Working Interest Owners from this property. In addition, the Working Interest Owners of the East Cameron 353 and West Cameron 643 properties have advised the Trust that, as of October 31, 2004, 518 Mcf and 23,340 Mcf respectively, had been undertaken by the Working Interest Owners from these properties. The Partnership’s share of revenues related to the overtaken gas was included in the Partnership’s Royalty income in the periods during which the gas was sold. The Working Interest Owners of the East Cameron 353 and West Cameron 643 properties have advised the Trust that sufficient gas reserves existed on the properties for under produced parties to recoup their share of the gas imbalance on the properties.

Distributable income for the Partnership for the periods ended December 31, 2004, 2003 and 2002 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2004, 2003 and 2002, respectively.

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(10) Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2004*:
Royalty income	$—	$83,857	$3,316,095	$2,587,984
Distributable income	$—	$—	$2,874,011	$2,470,196
Distributions per Unit	$—	$—	$0.604863	$0.519876
2003*:
Royalty income	$218,084	$1,819,013	$1,443,095	$694,490
Distributable income	94,733	$1,577,454	$1,374,065	$588,136
Distributions per Unit	$0.019937	$0.331990	$0.289185	$0.123779

*                    Royalty income and distributable income were decreased or increased in certain quarters due to deposits to or releases from the Special Cost Escrow Account as discussed in Note 6 above.

*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Corporate Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chevron U.S.A Inc., as the managing general partner of the Partnership, and the working interest owners to JPMorgan Chase Bank, as Corporate Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

At the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Corporate Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Corporate Trustee or its employees and their ability to verify the accounting of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•       The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves and (iv) information relating to projected production. While the Corporate Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, neither the Trustees nor the managing general partner of the Partnership (to the extent the managing general partner is not also the working interest owner) control this information, and they rely entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust’s reports.

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

Changes in Internal Controls.   To the knowledge of the Trustee, there have been no significant changes in the Trustee’s internal controls or in other factors that could significantly affect the Trustees’ internal controls subsequent to the date the Trustee completed its evaluation. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of the working interest owners or the managing general partner of the Partnership.

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

The Trust does not have a principle executive officer, principle financial officer, principle accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with the bank’s code of ethics.

The Trust does not have a board of directors, and therefore does not have an audit committee, an audit committee financial expert, or a nominating committee.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)   Security Ownership of Certain Beneficial Owners.

		Amount and Nature
	Name and Address	of Beneficial	Percent of
Title of Class of Voting Securities	of Beneficial Owner	Ownership(1)	Class
Units of Beneficial Interest	Magnum Hunter Resources, Inc. 600 East Las Colinas Blvd., Suite 1100 Irving, TX 75039	1,391,221(2)	29.3%

(1)          Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be “beneficially” owned by a person who directly or indirectly holds or shares voting power or investment power with respect thereto.

(2)          Based on information contained in the reporting persons’ Form 4 filed on December 18, 2003 and Schedule 13D/A filed on October 3, 2003. Canvasback, Inc. (“Canvasback”), a wholly owned subsidiary of Magnum Hunter, directly owns 1,323,039 Units. Voting and dispositive power for these Units is shared between Magnum Hunter and Canvasback. Magnum Hunter owns an additional 68,182 Units and has sole voting and disposition power with respect to such Units.

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

Crude oil sales to ChevronTexaco accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2004 and 2003.

The Trust’s share of Royalty income was reduced by approximately $ 496,000 in 2004 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust’s share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2003.

Effective August 31, 1996, Chevron U.S.A. Inc.’s Natural Gas Business Unit and Warren Petroleum Company merged with Dynegy (formerly named NGC Corporation). As of February 28, 2002, Chevron Texaco owned approximately 26% of the voting stock of Dynegy and Chevron was obligated to sell substantially all of it the natural gas produced and owned or controlled by it in the lower 48 states to

Dynegy. In January 2003, Chevron terminated all of its natural gas contracts with Dynegy. In April 2003, ChevronTexaco formed a new division called “ChevronTexaco Natural Gas” to market most of its production to various third party purchasers under a mix of term and spot agreements.

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

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of Tel Offshore Trust financial statements for 2004 and 2003 and fees billed for other services rendered by Deloitte & Touche LLP

	2004	2003
Audit fees	$140,000	$125,000
Audit related fees
Tax fees	6,000	5,300
All other fees
Total fees	$146,000	$130,300

Item 15. Exhibits, Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2005.

TEL OFFSHORE TRUST
By:	JPMORGAN CHASE BANK, Corporate Trustee
By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President & Trust Officer

	Signature	Date
JPMORGAN CHASE BANK, Corporate Trustee
By:	/s/ MIKE ULRICH	March 31, 2005
Mike Ulrich, Vice President &
Trust Officer
INDIVIDUAL TRUSTEES
	/s/ GEORGE ALLMAN, JR.	March 31, 2005
George Allman, Jr., Individual Trustee
	/s/ GARY C. EVANS	March 31, 2005
Gary C. Evans, Individual Trustee
	/s/ JEFFREY S. SWANSON	March 31, 2005
Jeffrey S. Swanson, Individual Trustee

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