Form 10-Q
period 2005-03-31
TEL OFFSHORE TRUST
filed 2005-05-13
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                     to

Commission File Number: 0-6910

TEL OFFSHORE TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6004064
(State of Incorporation, or Organization)	I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A. Worldwide Security Services 700 Lavaca Street Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (512) 479-2562

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 13, 2005—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust’s most recent Form 10-K under “Business—Principal Trust Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$1,726,355	$3,811,210
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,180,203 and $28,177,602, respectively	87,452	90,053
Total assets	$1,813,807	$3,901,263
Liabilities and Trust Corpus
Distribution payable to Unit holders	$316,435	$2,470,196
Reserve for future Trust expenses	1,409,920	1,341,014
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	87,452	90,053
Total liabilities and Trust corpus	$1,813,807	$3,901,263

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Royalty income	$526,972	$0
Interest income	2,821	1,768
	529,793	1,768
(Increase)/Decrease in reserve for future Trust expenses	(68,906)	142,798
General and administrative expenses	(144,452)	(144,566)
Distributable income	$316,435	$0
Distributions per Unit (4,751,510 Units)	$.066597	$0.000000

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Trust corpus, beginning of period	$90,053	$154,619
Distributable income	316,435	0
Distribution payable to Unit holders	(316,435)	0
Amortization of net overriding royalty interest	(2,601)	(13,332)
Trust corpus, end of period	$87,452	$141,287

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

(Unaudited)

Note 1 — Trust Organization (Continued)

Eugene Island 367 properties, respectively, on October 1, 1995 and also assumed PennzEnergy’s obligations under the Conveyance with respect to these properties.

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

On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged (the “Merger”) with and into Texaco Inc., a Delaware corporation (“Texaco”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to “ChevronTexaco Corporation” in connection with the Merger. Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. Accordingly, the properties referred to herein by Chevron and Texaco are each now controlled by subsidiaries of Chevron Corporation.

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

Effective October 1, 2004, Apache acquired Anadarko’s interest in East Cameron 354 and assumed Anadarko’s obligations under the conveyance with respect to this property.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 1 — Trust Organization (Continued)

All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred.

Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms “Working Interest Owner” and “Working Interest Owners” generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; and Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004; and Apache with respect to East Cameron 354 after October 1, 2004).

Note 2 — Basis of Accounting

The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and the successor by merger to the original name of the Corporate Trust, Texas Commerce Bank National Association) (“Corporate Trustee”) in accordance with the instructions to Form 10-Q and does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the “Trustees”) believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Trustees, including the Corporate Trustee, have no authority over, have not evaluated and make no statement concerning, the internal control over financial reporting of the working interest owners.

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

During the quarter ended March 31, 2004, a Working Interest Owner made certain negative adjustments to previously reported Net Proceeds (See Note 5). Due to these negative adjustments as well as to significant capital expenditure incurred on the Royalty Properties, there was no Royalty income for the quarter. As a result of these negative adjustments, the deficit balance to the Trust at March 31, 2004 increased by $2,727,521 resulting in a loss carryforward of $3,307,628. In the second quarter of 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 with a resulting loss carryforward balance of $0 at June 30, 2004. No distributable income was available to unit holders in the second quarter of 2004 since the Trust recoups expenses being paid from the reserve for Trust expense that the Trustees have established for anticipated future expenses. During the quarter ended September 30, 2004, the Trust resumed distributions as the reserve for trust expenses had been funded.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 5 — Negative Adjustments

During the quarter ended March 31, 2004, a Working Interest Owner informed the Trust that it had made errors in prior periods which resulted in prior periods Net Proceeds being overstated. This Working Interest Owner, Chevron, which is also the Managing General Partner, has advised the Trust that these errors consisted of:

•        Eugene Island 339—a $6,953,982 gross revenue adjustment to reverse revenues previously credited to the Trust for interest in wells that the Trust does not hold an interest, a $98,797 gross operating expense adjustment and a $573,382 adjustment to increase previous capital expenditures

•        Ship Shoal 182/183—a $1,336,287 gross adjustment to reverse revenues previously credited to the Trust primarily for double-counted production and a $1,855,976 adjustment to correct previously recorded adjustments to capital expenditures

•        South Timbalier 36/37 (Royalty Properties associated with subsidiaries of Chevron Corporation)—a $495,425 gross adjustment to reverse the effects of clerical errors.

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

Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2005, there was a net deposit of funds to the Special Cost Escrow account of $1,940,994. In the first quarter of 2004, there was a net release of funds from the Special Cost Escrow account. The Trust’s share of the funds released was $853,016. As of March 31, 2005, $7,320,222 remained in the Special Cost Escrow account.

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

Note 7 — Reserve For Future Trust Expenses

The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at March 31, 2005 was $1,409,920. The reserve amount at March 31, 2004 was $1,760,592. During the first quarter of 2004, the Trust used $142,798 from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses, when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $1,221,613 as of March 31, 2004.

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

Financial Review

Three Months Ended March 31, 2005 and 2004

Distributions to the Unit holders for the three months ended March 31, 2005 amounted to $316,435 or $.066597 per Unit as compared to no distributions for the same period in 2004. The increase in distributable income for the first quarter of 2005 was primarily as a result of negative adjustments to Net Proceeds and significant capital expenditures that reduced Royalty income in the first quarter of 2004.

There were no distributions for the three months ended March 31, 2004. The Trust was in a deficit position with Working Interest Owners as a result of negative adjustments to Net Proceeds relating to prior periods. The negative adjustments made refer to downward adjustments to revenues and production by Chevron based on an improper credit to the Trust of revenues and production on Eugene Island 339. This improper credit related to production credited from wells in which the Trust has no interest from as early as June 2002 through October 2003.

Crude oil and condensate revenues increased $10,501,175 to $8,370,945 in the first quarter of 2005 as compared to $(2,130,230) in the first quarter of 2004, due to a 300% increase in crude oil and condensate volume to 187,778 barrels in the first quarter of 2005 from (93,080) barrels in the first quarter of 2004. The negative revenues and volumes for the first quarter of 2004 are due to negative adjustments, as a result of the improper credits of production and revenues by Chevron, totaling 295,224 barrels recorded by the Trust. The average price of crude oil and condensate increased from $30.19 per barrel in the first quarter of 2004 to $44.58 per barrel in the first quarter of 2005.

Gas revenues increased $2,041,797, or 141%, to $3,493,955 in the first quarter of 2005 from $1,452,158 in the first quarter of 2004, due to a increase in gas volumes of 109% to 493,708 Mcf in the first quarter of 2005 from 236,155 Mcf in the first quarter of 2004, and by a $0.93 or 15% increase in the average price received for natural gas to $7.08 per Mcf in the first quarter of 2005 from $6.15 per Mcf in the first quarter of 2004. Gas products revenue increased $475,723, to $466,717 in the first quarter of 2005 from $(9,006) in the first quarter of 2004 due primarily to a increase in production volume of 593,473 gallons to 568,544 from (24,929) gallons. The negative revenues and volumes for the first quarter of 2004 are due to negative adjustments, as a result of the improper credits of production and revenues by Chevron.

The Trust’s share of capital expenditures decreased $12,606,485, from $13,879,199 in the first quarter of 2004 to $1,272,714 in the first quarter of 2005. The decrease in capital expenditures for the first quarter of 2005 related primarily to drilling of the new I-4 well and some residual costs from completion of I-2 and I-3 wells on the Ship Shoal 182/183 property in the first quarter of 2004, compared to capital expenditures for the same period in 2005 which were related to the purchase of a compressor on the Ship Shoal 182/183 property and some residual costs from well completions on Eugene Island 339. The Trust recorded an adjustment of $2,026,684 in the first quarter of 2004 relating primarily to charges incurred in the fourth quarter of 2003. Adjustments to capital expenditures are based on miscalculations and duplication of downward adjustments allocations on Ship Shoal 182/183 during the third and fourth quarters of 2003. These miscalculations and duplications are reflected in the amounts provided.

The Trust did not have undistributed net income in the first quarter of 2005. For the three months ending March 31, 2004, the negative adjustments discussed above relating to production in previous periods exceeded proceeds from oil and gas sales for the first quarter of 2004. The loss carryforward at March 31, 2004 of $3,307,628 were deducted from future gross proceeds on the Royalty Properties.

In the first quarter of 2005, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the funds deposited was $1,940,994. The deposit was primarily a result of additional future estimated abandonment costs and future capital expenditures. As of March 31, 2005, $7,320,222 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see “Special Cost Escrow” account below.

In the first quarter of 2004, there was a net refund of funds into the Special Cost Escrow account. The Trust’s share of the funds released was $853,016.

Reserve for Future Trust Expenses

In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2004 was $1,760,592. The reserve amount for 2005 was $1,409,920.

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

Operational Review

Three Months Ended March 31, 2005 and 2004

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

During the quarter ended March 31, 2004, a Working Interest Owner informed the Trust that it had made errors in prior periods which resulted in prior periods Net Proceeds being overstated. This Working Interest Owner, Chevron, which is also the Managing General Partner, has advised the Trust that these errors consisted of:

•        Eugene Island 339—a $6,953,982 gross revenue adjustment to reverse revenues previously credited to the Trust for an interest in wells that the Trust does not hold an interest, a $98,797 gross operating expense adjustment and a $573,382 adjustment to increase previous capital expenditures

•        Ship Shoal 182/183—a $1,336,287 gross adjustment to reverse revenues previously credited to the Trust primarily for double-counted production and a $1,855,976 adjustment to correct previously recorded adjustments to capital expenditures

•        South Timbalier 36/37 (Royalty Properties associated with subsidiaries of Chevron Corporation)—a $495,425 gross adjustment to reverse the effects of clerical errors.

The gross adjustments, before the Special Cost Escrow account adjustment, was $10,911,175 or a $2,727,521 increase in the losses to be carried forward and netted against future Net Proceeds earned by the Trust on Royalty Properties operated by this Working Interest Owner.

Ship Shoal 182/183 crude oil revenues increased from $2,407,576 in the first quarter of 2004 to $4,251,634 in the first quarter of 2005, primarily due to an increase in net crude oil production from 79,415 barrels in the first quarter of 2004, which included a negative retroactive adjustment of 44,214 barrels relating to the fourth quarter of 2003 discussed above, to 91,356 barrels in the first quarter of 2005. The average crude oil price increased from $30.32 per barrel in the first quarter of 2004 to $46.54 per barrel for the same period in 2005. Gas revenues increased from $1,055,621 in the first quarter of 2004 to $1,627,972 in the first quarter of 2005 due to an increase in the average natural gas sales price from $5.77 per Mcf in the first quarter of 2004 to $7.07 per Mcf for the same period in 2005. Gas production also increased from 182,867 Mcf in the first quarter of 2004 to 230,289 Mcf in the first quarter of 2005. The increase in gas volume primarily resulted from the addition of the E-11 well in late October 2004. Capital expenditures decreased from $7,767,450 in the first quarter of 2004 to $657,885 in the first quarter of 2005 primarily due to $6.3 million of capital expenditures made to compete the F-3 drilling project in the first quarter of 2004. Operating expenses decreased from $960,089 in the first quarter of 2004 to $309,907 for the same period in 2005.

Eugene Island 339 net crude oil revenues increased from $(4,212,676) in the first quarter of 2004 to $3,995,299 for the same period in 2005 due to an increase in volumes to 93,732 barrels from (162,170) barrels in the first quarter of 2004, which included a negative retroactive adjustment of 236,650 barrels relating to the period of January through October 2003 for improper credits of production and revenues discussed above. In addition, the average crude oil price increased from $25.98 per barrel in the first quarter of 2004 to $42.62 per barrel in the first quarter of 2005. Gas revenues increased from $244,807 in the first quarter 2004 to $1,519,141 in the first quarter of 2005 primarily due to a increase in natural gas volumes from 29,024 Mcf in the first quarter of 2004, which gave effect to a negative retroactive adjustment of 90,976 Mcf for improper credits of production and revenues discussed above, to 211,558 Mcf in the first quarter of 2005. Capital expenditures decreased from $6,127,098 in the first quarter of 2004 to $589,057 in the first quarter of 2005 due to various capital projects that were completed in the first quarter of 2004, including the C-20 and C-21 drilling projects that cost approximately $1.5 and $3.3 million, respectively, and upgrades to the C platform facilities that cost approximately $517,000. Operating expenses decreased from $587,353 in the first quarter of 2004 to $337,108 in the first quarter of 2005.

West Cameron 643 gas revenues increased from $80,081 in the first quarter of 2004 to $296,606 in the first quarter of 2005. This is due to an increase in gas volumes from 17,833 Mcf in the first quarter of 2004 to 44,773 Mcf for the same period in 2005. Operating expenses increased from $69,151 in the first quarter of 2004 to $154,926 for the same period in 2005, and capital expenditures increased from $515 in the first quarter of 2004 to $1,034 for the same period in 2005.

East Cameron 371/381 crude oil revenues decreased from $8,849 in the first quarter of 2004 to $1,005 in the first quarter of 2005 primarily due to the decrease in crude oil production from 286 barrels in the first quarter of 2004 to 22 barrels for the same period in 2005. The decrease was partially offset by an increase in the average crude oil price from $30.96 per barrel in the first quarter of 2004 to $45.69 per barrel in the first quarter of 2005. Gas revenues decreased from $21,247 in the first quarter of 2004 to $10,770 in the first quarter of 2005. This is due to a decrease in gas volumes from 4,561 Mcf in the first quarter of 2004 to 1,476 Mcf for the same period in 2005. The decrease in volumes was partially offset by an increase in the average price received for natural gas from $4.66 per Mcf in the first quarter of 2004 to $7.30 per Mcf in the first quarter of 2005. Capital expenditures were $41 in the first quarter of 2004 and were $1 in the first quarter of 2005. Operating expenses increased from $5,963 in the first quarter of 2004 to $12,012 in the first quarter of 2005.

Future Net Revenues and Termination of the Trust

Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2004 future net revenues attributable to the Trust’s royalty interests were estimated at $30.2 million. Estimates of proved oil and gas resterver attributable to the Partnership’s royalty interest are based on existing economic and operating conditions in effect at October 31 in order to correspond to with distributions to the Trust. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust’s 2004 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

Special Cost Escrow Account

The Conveyance provides for reserving funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2005, there was a net deposit of funds to the Special Cost Escrow account of $1,940,994. The deposit was primarily a result of additional future estimated abandonment costs and future capital expenditures.

In the first quarter of 2004, there was a net release of funds from the Special Cost Escrow account. The Trust’s share of the funds released was $853,016. As of March 31, 2005, $7,320,222 remained in the Special Cost Escrow account.

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

	Royalty Properties Three Months Ended March 31,(4)
	2005	2004
Crude oil and condensate (bbls)(1)	187,778	(93,080)
Natural gas and gas products (Mcf)(2)	574,929	232,594
Crude oil and condensate average price, per bbl(1)	$44.58	$22.89
Natural gas average price, per Mcf (excluding gas products) (2)	$7.08	$6.15
Crude oil and condensate revenues(1)	$8,370,945	$(2,130,230)
Natural gas and gas products revenues(2)	3,960,672	1,443,152
Production expenses(3)	(1,259,653)	(2,084,693)
Capital expenditures(3)	(1,272,714)	(13,879,199)
Undistributed net loss (income)(5)	0	(16,650,970)
Refund of (provision for) escrowed special costs	(7,691,152)	3,412,064
Net Proceeds	2,108,098	0
Royalty interest	x25%	x25%
Partnership share	527,025	0
Trust interest	x99.99%	x99.99%
Trust share	$526,972	$0

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

(4)          The amounts for the three months ended March 31, 2005 and 2004 represent actual production for the periods November 2004 through January 2005, and November 2003 through January 2004, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2004. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a)   Evaluation of disclosure controls and procedures.

The Corporate Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chevron, as the managing general partner of the Partnership, and the working interest owners to JPMorgan Chase Bank, N.A., as Corporate Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, there are certain limits on the scope of the Trust’s disclosure controls and procedures that are not subject to change or modification by the Corporate Trustee. The contractual limitations and reliance that may affect information contained in this report include:

•        The Working Interest Owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as other information used by the independent reserve engineer to prepare the reserve report containing projected production, operating expenses and capital expenses and (iv) information relating to projected production. While the Corporate Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, neither the Trustees nor the managing general partner of the Partnership (to the extent the managing general partner is not also the Working Interest Owner) control this information, and they rely entirely on the Working

Interest Owners to provide accurate and timely information when requested for use in the Trust’s reports.

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

Information regarding operations provided by the Working Interest Owners, including Chevron, has been subject to errors and adjustments, some of which have been significant. These include errors and adjustments that are reflected in this report and other historical reports. Accordingly, while the Trustees make diligent inquiries and request changes to internal controls of the Working Interest Owners when errors are identified, the Trustees cannot assure Unit holders that other errors or adjustments by Working Interest Owners, whether historical or future, will not affect future Royalty income and distributions by the Trust.

Changes in Internal Control Over Financial Reporting.   To the knowledge of the Corporate Trustee, during the three months ended March 31, 2005, there has been no change in the Corporate Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee’s internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

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

TEL OFFSHORE TRUST
By:	JPMorgan Chase Bank, N. A. Corporate Trustee
By:	/s/ MIKE ULRICH
Mike Ulrich Vice President

Date: May 13, 2005

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.