Form 10-Q
period 2005-06-30
TEL OFFSHORE TRUST
filed 2005-08-15
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                     to

Commission File Number: 0-6910

TEL OFFSHORE TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6004064
(State of Incorporation, or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A. Institutional Trust Services 700 Lavaca Street Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 15, 2005—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$3,126,304	$3,811,210
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,189,235 and $28,177,602, respectively	78,420	90,053
Total assets	$3,204,724	$3,901,263
Liabilities and Trust Corpus
Distribution payable to Unit holders	$1,664,525	$2,470,196
Reserve for future Trust expenses	1,461,779	1,341,014
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	78,420	90,053
Total liabilities and Trust corpus	$3,204,724	$3,901,263

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Royalty income (See Note 4)	$1,895,230	$83,857	$2,422,202	$83,857
Interest income	3,037	1,452	5,858	3,220
	1,898,267	85,309	2,428,060	87,077
(Increase) decrease in reserve for future Trust expenses	(51,859)	56,341	(120,765)	199,139
General and administrative expenses	(181,883)	(141,650)	(326,335)	(286,216)
Distributable income	$1,664,525	$0	$1,980,960	$0
Distributions per Unit (4,751,510 Units)	$.350315	$.000000	$.416912	$.000000

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Trust corpus, beginning of period	$87,452	$141,287	$90,053	$154,619
Distributable income	1,664,525	0	1,980,960	0
Distribution payable to Unit holders	(1,664,525)	0	(1,980,960)	0
Amortization of net overriding royalty interest	(9,032)	(16,686)	(11,633)	(30,018)
Trust corpus, end of period	$78,420	$124,601	$78,420	$124,601

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

Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms “Working Interest Owner” and “Working Interest Owners” generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration, Ltd. through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron

643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; and Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 2004: and Apache with respect to East Cameron 354 after October 1, 2004).

Note 2—Basis of Accounting

The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank, N.A., (formerly known as The Chase Manhattan Bank and the successor by merger to the original name of the Corporate Trust, Texas Commerce Bank National Association) (“Corporate Trustee”) in accordance with the instructions to Form 10-Q and does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the “Trustees”) believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The change in the reserve for future Trust expenses includes both changes of amounts deemed necessary by the Trustees and related distributions, as well as amounts paid from the reserve during periods when the Trust has insufficient income to pay Trust expenses.

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

The Special Cost Escrow account (See Note 6) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

During the quarter ended March 31, 2004, a Working Interest Owner made certain negative adjustments to previously reported Net Proceeds (See Note 5). Due to these negative adjustments as well as to significant capital expenditures incurred on the Royalty Properties, there was no Royalty income for the quarter. As a result of these negative adjustments, the deficit balance to the Trust at March 31, 2004 resulted in a loss carryforward of $3,307,628. In the second quarter of 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 with a resulting loss carryforward balance of $0 at June 30, 2004. No distributable income was available to the Unit holders in the second quarter of 2004 since the Trust recoups expenses being paid from the reserve for Trust expense that the Trustees have established for anticipated future expenses. During the quarter ended September 30, 2004, the Trust resumed distributions as the reserve for Trust expenses had been funded.

Note 5—Negative Adjustments

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

The Trust recorded the adjustments during the first quarter of 2004, which resulted in a loss carryforward of $3,307,628 as of March 31, 2004. In the second quarter of 2004, Net Proceeds were offset by the loss carryforward of $3,307,628, with a resulting in no further loss carryforward.

Note 6—Special Cost Escrow Account

The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2005, the Trust had a net deposit of funds to the Special Cost Escrow account of $2,325,747. In the first six months of 2004, there was a net release of funds to the Trust from the Special Cost Escrow account of $1,189,581. As of June 30, 2005, $7,716,557 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

Chevron, in its capacity as Managing General Partner of the Partnership, has advised the Trust that additional deposits to the Special Cost Escrow account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made, including the possibility that no Royalty income would be received in such periods.

Note 7—Reserve For Future Trust Expenses

The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at June 30, 2005 was $1,461,779. The reserve amount at December 31, 2004 was $1,341,014.

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

(c)           The funds deposited or released from the Special Cost Escrow account are recorded at the time of payment or receipt. The Special Cost Escrow account is an account of the Working Interest Owners and is not reflected in the financial statements of the Trust.

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

Financial Review

Three Months Ended June 30, 2005 and 2004

Distributions to the Unit holders for the six months ended June 30, 2005 amounted to $1,664,525 or $.350315 per Unit as compared to no distributions for the same period in 2004. The increase in distributable income for the second quarter of 2005 was primarily as a result of negative adjustments to Net Proceeds and significant capital expenditures that reduced Royalty income in the first and second quarters of 2004.

There were no distributions for the three months ended June 30, 2004. The Trust was in a deficit position with Working Interest Owners as a result of negative adjustments to Net Proceeds relating to prior periods. The negative adjustments made refer to downward adjustments to revenues and production by Chevron based on improper credit to the Trust of revenues and production on Eugene Island 339. This improper credit related to production credited from wells in which the Trust has no interest from as early as June 2002 through October 2003.

Crude oil and condensate revenues decreased $1,006,381, or 11%, to $7,981,559 in the second quarter of 2005 as compared to $8,987,940 in the second quarter of 2004, due to a 34% decrease in crude oil and condensate volume to 172,778 barrels in the second quarter of 2005 from 263,463 barrels in the second quarter of 2004. The decrease is partially offset by a 35% increase in the average price of crude oil and condensate to $46.20 per barrel in the second quarter of 2005 from $34.11 per barrel in the second quarter of 2004.

Gas revenues decreased $1,427,314, or 30%, to $3,375,098 in the second quarter of 2005 from $4,802,412 in the second quarter of 2004, due to an decrease in gas volumes of 39% to 503,949 Mcf in the second quarter of 2005 from 831,791 Mcf in the second quarter of 2004, offset by a 16% increase in the average price received for natural gas to $6.70 per Mcf in the second quarter of 2005 from $5.77 per Mcf in the second quarter of 2004. Gas products revenue decreased $406,200, or 53%, to $362,186 in the second quarter of 2005 from $768,386 in the second quarter of 2004, due primarily to a decrease in production volume of 918,621 gallons, or 66%, to 469,951 gallons in the second quarter of 2005 from 1,388,572 gallons in the second quarter of 2004.

The Trust’s share of capital expenditures increased $74,112, from $648,079 in the second quarter of 2004 to $722,191 in the second quarter of 2005. The increase in capital expenditures for the second quarter of 2005 related primarily to a generator engine replacement and equipment upgrades on Eugene Island 339 as well as a compressor and generator installation on Ship Shoal 182/183.

The Trust did not have undistributed net income in the second quarter of 2005. The Trust’s share of undistributed net income was $13,231,454 in the second quarter of 2004. As discussed above, Net Proceeds were offset by the net loss carryforward of $3,307,628 during the second quarter of 2004, with a resulting loss carryforward balance of $0 as of June 30, 2004. In addition, Royalty income and interest income did not exceed Trust expenses during the quarter, resulting in a use of funds from the reserve for Trust expenses. See “—Reserve for Future Trust Expenses” below.

In the second quarter of 2005, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the net funds deposited was $384,753. In the second quarter of 2004, there was a refund of funds into the Special Cost Escrow account. The Trust’s share of the funds refunded during this quarter was $336,232. As of June 30, 2005, $7,716,557 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account”, below.

Six Months Ended June 30, 2005 and 2004

Crude oil and condensate revenues increased $9,494,794, or 138%, to $16,352,504 in the first six months of 2005 as compared to $6,857,710 for the same period in 2004, due to a 112% increase in crude oil and condensate volume to 360,556 barrels in the first six months of 2005 from 170,383 barrels for the same period in 2004. The revenues and volumes for the first six months of 2004 include negative adjustments, as a result of the improper credits of production and revenues by Chevron, totaling 295,224 barrels recorded by the Trust in the first quarter of 2004. The average price of crude oil and condensate increased from $28.50 per barrel in the first six months of 2004 to $45.35 per barrel in the first six months of 2005.

Gas revenues increased $614,483, or 10%, to $6,869,053 in the first six months of 2005 from $6,254,570 for the same period in 2004, due to a 16% increase in the average price received for natural gas to $6.89 per Mcf in the first six months of 2005 from $5.96 per Mcf in the same period of 2004, which was partially offset by a decrease in gas volumes of 7% to 997,657 Mcf in the first six months of 2005 from 1,067,945 Mcf for the same period in 2004. Gas products revenue increased $69,523, or 9%, to $828,903 in the first six months of 2005 from $759,380 in the same period of 2004, partially offset due to a decrease in production volume of 325,148 gallons, or 24%, to 1,038,495 gallons in the first six months of 2005 from

1,363,643 gallons in the same period of 2004. The production for the first six months of 2004 includes negative adjustments resulting from the improper credits of production and revenues by Chevron.

The Trust’s share of capital expenditures decreased $12,532,373, from $14,527,278 in the first six months of 2004 to $1,994,905 in the same period of 2005. The decrease in capital expenditures for the first six months of 2005 related primarily to the drilling of the new I-4 well and some residual costs from the completion of the I-2 and I-3 wells on the Ship Shoal 182/183 property in the first quarter of 2004, compared to capital expenditures for the same period in 2005 which were related to the purchase of a compressor on the Ship Shoal 182/183 property and some residual costs from well completions on Eugene Island 339. The Trust recorded an adjustment of $2,026,684 in the first quarter of 2004 relating primarily to charges incurred in the fourth quarter of 2003. Adjustments to capital expenditures are based on miscalculations and duplication of downward adjustments allocations on Ship Shoal 182/183 during the third and fourth quarters of 2003. These miscalculations and duplications are reflected in the amounts provided.

The Trust did not have undistributed net income in the first six months of 2005. As discussed above, Net Proceeds during the second quarter of 2004 were offset by the loss carryforward of $3,307,628 existing as of March 31, 2004, resulting in a loss carryforward balance of $0 at June 30, 2004.

In the first six months of 2005, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the net funds deposited was $2,325,747. In the first six months of 2004, there was a net refund of funds into the Special Cost Escrow account. The Trust’s share of the funds deposited was $1,189,581. As of June 30, 2005, $7,716,557 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account”, below.

Reserve for Future Trust Expenses

In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for December 31, 2004 was $1,341,014. The reserve amount for June 30, 2005 was $1,461,779.

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

Operational Review

Three Months Ended June 30, 2005 and 2004

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues decreased from $4,300,079 in the second quarter of 2004 to $3,846,974 in the second quarter of 2005, primarily due to a decrease in net crude oil production from 123,819 barrels in the second quarter of 2004 to 79,934 in the second quarter of 2005. The decrease was partially offset by an increase in the average crude oil price from $34.73 per barrel in the second quarter of 2004 to $48.13 per barrel for the same period in 2005. Gas revenues decreased from $3,361,078 in the second quarter of 2004 to $1,434,114 in the second quarter of 2005 due to a decrease in gas production from 578,282 Mcf in the second quarter of 2004 to 212,176 Mcf in the second quarter of 2005, which was partially offset by an increase in the average natural gas sales price from $5.81 per Mcf in the second quarter of 2004 to $6.76 per Mcf for the same period in 2005. The decrease in gas volume was primarily due to a 13-day field shut-in for additional repairs on past hurricane damage and material production declines. Capital expenditures increased from $82,763 in the second quarter of 2004 to $502,888 in the second quarter of 2005. Operating expenses decreased from $746,914 in the second quarter of 2004 to $360,372 for the same period in 2005.

Eugene Island 339 net crude oil revenues decreased from $4,552,755 in the second quarter of 2004 to $4,057,493 for the same period in 2005 due to a decrease in volumes from 135,791 in the second quarter of 2004 to 91,480 barrels in the second quarter of 2005. In addition, the average crude oil price increased from $33.53 per barrel in the second quarter of 2004 to $44.35 per barrel in the second quarter of 2005. Gas revenues increased from $938,881 in the second quarter 2004 to $1,657,935 in the second quarter of 2005, primarily due to an increase in natural gas volumes from 152,687 Mcf in the second quarter of 2004 to 241,059 Mcf in the second quarter of 2005. Capital expenditures decreased from $524,409 in the second quarter of 2004 to $154,062 in the second quarter of 2005, due to various capital projects that were completed in the second quarter of 2004. Operating expenses decreased from $358,010 in the second quarter of 2004 to $322,497 in the second quarter of 2005.

West Cameron 643 gas revenues decreased from $398,406 in the second quarter of 2004 to $351,773 in the second quarter of 2005. This is due to a decrease in gas volumes from 72,970 Mcf in the second quarter of 2004 to 65,640 Mcf for the same period in 2005. The decrease in volumes was primarily due to diminishing returns from wells. Gas prices decreased $0.10 per Mcf from $5.46 per Mcf in the second quarter of 2004 to $5.36 per Mcf in the second quarter of 2005. Operating expenses increased from $84,993 in the second quarter of 2004 to $897,638 for the same period in 2005, and capital expenditures increased from $2,066 in the second quarter of 2004 to $52,058 for the same period in 2005, due to expenses related to the A-14 well.

East Cameron 371/381 crude oil revenues decreased from $9,205 in the second quarter of 2004 to ($43,572) in the second quarter of 2005, primarily due to a reversal of $44,201 (1,262 bbls) from East Cameron 381 block wells. Gas revenues decreased from $28,230 for the second quarter of 2004 to ($101,385) for the same period in 2005 due to reversal of $111,676 (21,656 Mcf) from East Cameron 381 block wells. Capital expenditures were $1,283 in the second quarter of 2004 and were ($1,562) for the same period in 2005. Operating expenses were $11,109 in the second quarter of 2004 and were ($31,631) for the same period in 2005. The decreases for East Cameron 371/381 are due to the Working Interest Owner

including production and expenses in previous quarters related to the East Cameron 381 block wells A-1 and A-3 in the Trust’s activity and the Trust not having an interest in these wells.  The adjustments were made in the second quarter of 2005 to correct this error.

Six Months Ended June 30, 2005 and 2004

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

The gross adjustments, before the Special Cost Escrow account adjustment, were $10,911,175 or a $2,727,521 increase in the losses to be carried forward and netted against future Net Proceeds earned by the Trust on Royalty Properties operated by this Working Interest Owner.

Ship Shoal 182/183 crude oil revenues increased from $6,707,654 in the first six months of 2004 to $8,098,608 in the same period in 2005, partially offset by a decrease in net crude oil production from 203,234 barrels in the first six months of 2004 to 171,290 in the same period of 2005, which includes a negative retroactive adjustment of 44,214 barrels relating to the fourth quarter of 2003 discussed above. The decrease was partially offset by an increase in the average crude oil price from $32.52 per barrel in the first six months of 2004 to $47.28 per barrel for the same period in 2005. Gas revenues decreased from $4,416,699 in the first six months of 2004 to $3,062,086 in the same period of 2005. Gas production decreased from 761,149 Mcf in the first six months of 2004 to 442,465 Mcf in the same period of 2005. In addition, the average natural gas sales price increased from $5.79 per Mcf in the first six months of 2004 to $6.92 per Mcf for the same period in 2005. Capital expenditures decreased from $7,850,213 in the first six months of 2004 to $1,160,773 in the same period of 2005. Operating expenses decreased from $1,707,003 in the first six months of 2004 to $670,279 for the same period in 2005.

Eugene Island 339 net crude oil revenues increased from $340,079 in the first six months of 2004 to $8,052,792 for the same period in 2005, due to an increase in volumes from (26,379) in the first six months of 2004 to 185,212 barrels in the first six months of 2005, which gives effect to a negative retroactive adjustment of 236,650 barrels relating to the period of January through October 2003 for improper credits of production and revenues discussed above. The average crude oil prices increased from $29.75 per barrel in the first six months of 2004 to $43.48 per barrel for the same period in 2005. Gas revenues increased from $1,183,688 in the first six months 2004 to $3,177,076 for the same period in 2005, primarily due to an increase in natural gas volumes from 181,711 Mcf in the first six months of 2004 to 452,617 Mcf for the same period in 2005, which gives effect to a negative retroactive adjustment of 90,976 Mcf for improper credits of production and revenues discussed above. Capital expenditures decreased from $6,651,508 in the first six months of 2004 to $743,119 in the same period in 2005, due to various capital projects that were completed in the first six months of 2004, including the C-20 and C-21 drilling projects that cost approximately $1.5 and $3.3 million, respectively, and upgrades to the C platform facilities that cost approximately $517,000. Operating expenses decreased from $945,363 in the first six months of 2004 to $659,605 in the same period in 2005.

West Cameron 643 gas revenues increased from $478,488 in the first six months of 2004 to $648,379 for the period in 2005. This is due to an increase in gas volumes from 90,803 Mcf in the first six months of 2004 to 110,413 Mcf for the same period in 2005. Operating expenses increased from $154,144 for the first six months of 2004 to $1,052,564 for the same period in 2005, and capital expenditures increased from $2,581 for the first six months of 2004 to $53,092 for the same period in 2005 due to production increases.

East Cameron 371/381 crude oil revenues decreased from $18,054 in the first six months of 2004 to ($42,567) for the same period in 2005, primarily due to the decrease in crude oil production from 528 barrels in the first six months of 2004 to (1,227) barrels for the same period in 2005. Gas revenues decreased from $49,477 for the first six months of 2004 to ($90,615) for the same period in 2005. Capital expenditures were $1,323 in the first six months of 2004 and were ($1,561) for the same period in 2005. Operating expenses were $17,071 in the first six months of 2004 and were ($19,619) for the same period in 2005. The decreases for East Cameron 371/381 are due to the Working Interest Owner including production and expenses in previous quarters related to the East Cameron 381 block wells A-1 and A-3 in the Trust’s activity and the Trust not having an interest in these wells. The adjustments were made in the second quarter of 2005 to correct this error.

Future Net Revenues and Termination of the Trust

Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2004 future net revenues attributable to the Trust’s royalty interests were estimated at $30.2 million. Estimates of proved oil and gas reserves attributable to the Partnership’s royalty interest are based on existing economic and operating conditions in effect at October 31 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, including the discovery of new proved reserves as a result of exploratory drilling, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust’s 2004 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

Special Cost Escrow Account

The Conveyance provides for reserving funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2005, there was a net deposit of funds to the Special Cost Escrow account of $2,325,747. In the first six months of 2004, there was a net release of funds from the Special Cost Escrow account. The Trust’s share of funds released was $1,189,581. As of June 30, 2005, $7,716,557 remained in the Special Cost Escrow account.

Chevron, in its capacity as Managing General Partner of the Partnership, has advised the Trust that additional deposits to the Special Cost Escrow account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits, if made, could result in a significant reduction in Royalty income in the periods in which such deposits are made, including the possibility that no Royalty income would be received in such periods.

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

	Royalty Properties Three Months Ended June 30,
	2005	2004
Crude oil and condensate (bbls)(1)	172,778	263,463
Natural gas and gas products (Mcf)(2)	571,084	1,030,158
Crude oil and condensate average price, per bbl(1)	$46.20	$34.11
Natural gas average price, per Mcf (excluding gas products)(2)	$6.70	$5.77
Crude oil and condensate revenues(1)	$7,981,559	$8,987,940
Natural gas and gas products revenues(2)	3,737,284	5,570,798
Production expenses(3)	(1,979,820)	(1,707,784)
Capital expenditures(3)	(722,191)	(648,079)
Undistributed net loss (income)(4)	0	(13,231,454)
(Deposit) refund of escrowed special costs	(1,435,154)	1,344,040
Net Proceeds	$7,581,678	$335,461
Royalty interest	x25%	x25%
Partnership share	$1,895,420	$83,865
Trust interest	x99.99%	x99.99%
Trust share	$1,895,230	$83,857

(1)          Includes negative volume adjustments of 1,262 bbls for the three months ended June 30, 2005. Exclusive of these adjustments, volumes would have been 174,040 bbls. Excluding the impact of these adjustments, crude oil and condensate average price per bbl would have been $46.11. Excluding the impact of these adjustments, crude oil and condensate revenues would have been $8,025,760.

(2)   Includes positive volume adjustments of 5,054 Mcf for the three months ended June 30, 2005. Exclusive of these adjustments natural gas volumes would have been 498,895 Mcf. Excluding the impact of these adjustments natural gas average price per Mcf would have been $6.78 and natural gas and gas liquids revenue would have been $3,746,721.

(3)   Includes positive adjustments of production expenses and capital expenditures for the three months ended June 30, 2005 of $39,348 and $1,562, respectively. Excluding the impact of these adjustments production expense would have been $2,019,168 and capital expenditures would have been $723,753.

(4)          Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period that was applied to an existing loss carryforward. In the quarter ended June 30, 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 existing as of March 31, 2004. At June 30, 2004, there was no additional loss carryforward.

	Royalty Properties Six Months Ended June 30,
	2005	2004
Crude oil and condensate (bbls)(1)	360,556	170,383
Natural gas and gas products (Mcf)(2)	1,146,013	1,262,751
Crude oil and condensate average price, per bbl(1)	$45.35	$28.50
Natural gas average price, per Mcf (excluding gas products)(2)	$6.89	$5.96
Crude oil and condensate revenues(1)	$16,352,504	$6,857,710
Natural gas and gas products revenues(2)	7,697,956	7,013,950
Production expenses(3)	$3,241,179	(3,792,477)
Capital expenditures(3)	(1,994,905)	(14,527,278)
Undistributed net income(4)	0	(1,356,586)
Refund of escrowed special costs	9,124,600	6,140,140
Net Proceeds	$9,689,776	$335,459
Royalty interest	x25%	x25%
Partnership share	$2,422,444	$83,865
Trust interest	x99.99%	x99.99%
Trust share	$2,422,202	$83,857

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

(4)          Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period that was applied to an existing loss carryforward. In the quarter ended June 30, 2004, Net Proceeds were offset by the loss carryforward of $3,307,628 existing as of March 31, 2004. At June 30, 2004, there was no additional loss carryforward.

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

As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer and Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.  See Item 1 “Business—Principal Trust Risk Factors—None of the Trustees, the Trust nor its Unit holders control the operation or development of the Royalty Properties and have little influence over operation or development” in the Trust’s Form 10-K, and “Note 5—Negative Adjustments” of the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operating” relating to operating information on East Cameron 371/381 included in this Form 10-Q, for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust’s results of operations.

Changes in Internal Control Over Financial Reporting.   In connection with the evaluation by the Corporate Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust’s last fiscal quarter, no change in the Trust’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee’s internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

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

TEL OFFSHORE TRUST
	By:	JPMORGAN CHASE BANK, N.A.,
Corporate Trustee
	By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President
Date: August 15, 2005

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.