Form 10-Q
period 2005-09-30
TEL OFFSHORE TRUST
filed 2005-11-15
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from                         to

Commission File Number: 0-6910

TEL OFFSHORE TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6004064
(State of Incorporation,	(I.R.S. Employer
or Organization)	Identification No.)
JPMorgan Chase Bank, N.A., Trustee
Institutional Trust Services
700 Lavaca Street
Austin, Texas	78701
(Address of Principal	(Zip Code)
Executive Offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐  Yes ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 14, 2005—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$6,890,148	$3,811,210
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,198,383 and $28,177,602, respectively	69,272	90,053
Total assets	$6,959,420	$3,901,263
Liabilities and Trust Corpus
Distribution payable to Unit holders	$5,447,639	$2,470,196
Reserve for future Trust expenses	1,442,509	1,341,014
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	69,272	90,053
Total liabilities and Trust corpus	$6,959,420	$3,901,263

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Royalty income	$5,591,822	$3,316,095	$8,014,024	$3,399,952
Interest income	3,850	1,819	9,708	5,039
	5,595,672	3,317,914	8,023,732	3,404,991
Decrease/(Increase) in reserve for future Trust expenses	19,270	(347,290)	(101,495)	(148,151)
General and administrative expenses	(167,303)	(96,613)	(493,638)	(382,829)
Distributable income	$5,447,639	$2,874,011	$7,428,599	$2,874,011
Distributions per Unit (4,751,510 Units)	$1.146507	$.604863	$1.563419	$.604863

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Trust corpus, beginning of period	$78,420	$124,601	$90,053	$154,619
Distributable income	5,447,639	2,874,011	7,428,599	2,874,011
Distribution payable to Unit holders	(5,447,639)	(2,874,011)	(7,428,599)	(2,874,011)
Amortization of net overriding royalty interest	(9,148)	(13,140)	(20,781)	(43,158)
Trust corpus, end of period	$69,272	$111,461	$69,272	$111,461

The accompanying notes are an integral part of these financial statements.

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

Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms “Working Interest Owner” and “Working Interest Owners” generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002;

SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004; and Apache with respect to East Cameron 354 after October 1, 2004.).

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

The financial statements of the Trust are prepared on the following basis:

(a)          Royalty income is recorded when received, including the effect of overtaken or undertaken positions and negative or positive adjustments, by the Corporate Trustee on the last business day of each calendar quarter. In addition, royalty income includes amounts related to funds deposited or released from the Special Cost Escrow account (see Note 6); and

(b)         Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses, as discussed in Note 7.

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

The changes in reserve for future Trust expenses includes both changes of amounts deemed necessary by the Trustees and related distributions, as well as amounts paid from the reserve during periods when the Trust has insufficient income to pay Trust expenses.

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

The Special Cost Escrow account (See Note 6) is established for the future costs to be incurred to plug and adandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. However, funds deposited to or released from the Special Cost Escrow account are included in Royalty Income.

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

Note 3—Net Overriding Royalty Interest

The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, “Net Proceeds” means the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and the Special Cost Escrow account. The Special Cost Escrow account (See Note 6) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, “take-or-pay” payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

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

Note 5—Negative Adjustments

During the quarter ended March 31, 2004, a Working Interest Owner informed the Trust that it had made errors in prior periods which resulted in prior period Net Proceeds being overstated. This Working Interest Owner, Chevron, which is also the Managing General Partner of the Partnership, has advised the Trust that these errors consisted of:

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

Note 6—Special Cost Escrow Account

The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first nine months of 2004, there was a net release of funds from the Special Cost Escrow account. The Trust’s share of the funds released was $2,128,752. The release was primarily due to a decrease of $6,770,467 in projected special costs for capital expenditures. In the first nine months of 2005, the Trust’s share of the net release of funds from the Special Cost Escrow Account was $61,287. In the three months ended September 30, 2004, there was a net release of funds from the Special Cost Escrow account of $947,568 compared to a net release of $2,337,030 for the three months ended September 30, 2005. As of September 30, 2005, $5,415,251 remained in the Special Cost Escrow Account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 7—Reserve For Future Trust Expenses

The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at September 30, 2005 was $1,442,509. The reserve amount at December 31, 2004 was $1,341,014.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The financial statements of the Trust are prepared on the following basis:

(a)          Royalty income is recorded when received, including the effect of overtaken or undertaken positions and negative or positive adjustments, by the Corporate Trustee on the last business day of each calendar quarter. In addition, Royalty Income includes amounts related to funds deposited or released from the Special Cost Escrow account—see (c); and

(b)         Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses.

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

Financial Review

Three Months Ended September 30, 2005 and 2004

Distributions to the Unit holders for the three months ended September 30, 2005 amounted to $5,447,639 or $1.146507 per Unit as compared to $2,874,011 or $.604863 per Unit for the same period in 2004. The increase in distributable income for the third quarter of 2005 was primarily due to increases in both oil and gas prices, as well as a release of approximately $2,337,030 from the Special Cost Escrow account, as described below.

Crude oil and condensate revenues increased 13% to $9,485,345 in the third quarter of 2005 from $8,391,210 in the third quarter of 2004 due to a 41% increase in the average price of crude oil and condensate from $36.04 per barrel in the third quarter of 2004 to $50.94 in the same period in 2005. The increase was partially offset by a 20% decrease in crude oil and condensate volume to 186,210 barrels in the third quarter of 2005 from, 232,854 barrels in the third quarter of 2004.

Natural gas and gas products revenues decreased 3.5% to $5,500,203 in the third quarter of 2005 from $5,700,826 in the third quarter of 2004, primarily due to a 17% decrease in natural gas volumes to 708,345 Mcf in the third quarter of 2005 from 856,414 Mcf in the third quarter of 2004. Gas products volumes also decreased by 133,468 gallons, or 24%, to 422,508 gallons in 2005 from 555,976 gallons in the third quarter of 2004. These decreases were partially offset by a 16% increase in the average price received for natural gas to $7.29 per Mcf in the third quarter of 2005 from $6.29 per Mcf in the third quarter of 2004.

Capital expenditures decreased 84% to $515,985 in the third quarter of 2005, as compared to $3,263,473 in the third quarter of 2004. The higher capital expenditures in the third quarter of 2004 were due primarily to charges for the B-2 side-track on Eugene Island 339.

In the third quarter of 2005, there was a net release of funds from the Special Cost Escrow account. The Trust’s share of the funds released was $2,337,030 as compared to $947,568 released in the third quarter of 2004. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account” below.

Nine Months Ended September 30, 2005 and 2004

Distribution to the Unit Holders for the nine months ended September 30, 2005 amounted to $7,428,599 or $.563419 per Unit as compared to $2,874,011 or $.604863 per Unit for the same period in 2004. The increase in distributable income during the nine-month period in 2005 was due primarily to increases in both oil and gas prices, as well as the negative adjustments recorded in 2004.

Crude oil and condensate revenues increased $10,588,929, or 69%, to $25,837,849 in the first nine months of 2005 as compared to $15,248,920 for the same period in 2004, due to a 36% increase in crude oil and condensate volume to 546,766 barrels in the first nine months of 2005 from 403,237 barrels for the same period in 2004. The revenues and volumes for the first nine months of 2004 include negative adjustments, as a result of the improper credits of production and revenues by Chevron, totaling 295,224 barrels recorded by the Trust in the first quarter of 2004. The average price of crude oil and condensate increased from $37.82 per barrel in the first nine months of 2004 to $47.26 per barrel for the same period in 2005.

Natural gas and gas products revenues increased 4% to $13,198,159 in the first nine months of 2005 from $12,714,776 for the same period in 2004, primarily due to a 16% increase in the average price received for natural gas to $7.05 per Mcf in the first nine months of 2005 from $6.07 per Mcf in the same period of 2004. The price increase is offset by an 11% decrease in natural gas volumes to 1,706,002 Mcf in the first nine months of 2005 from 1,924,360 Mcf for the same period in 2004. Gas products volumes also decreased by 458,615 gallons, or 24% to 1,461,004 gallons in the first nine months of 2005 compared to 1,919,619 gallons in the same period for 2004. The production for the first nine months of 2004 includes negative adjustments resulting from the improper credits of production and revenues by Chevron.

Capital expenditures decreased $15,279,861, from $17,790,751 in the first nine months of 2004 to $2,510,890 in the same period of 2005. The decrease in capital expenditures for the first nine months of 2005 related primarily to the drilling of the new I-4 well and some residual costs from the completion of the I-2 and I-3 wells on the Ship Shoal 182/183 property in the first quarter of 2004, compared to capital expenditures for the same period in 2005 which were related to the purchase of a compressor on the Ship Shoal 182/183 property and some residual costs from well completions on Eugene Island 339. The Trust recorded an adjustment of $2,026,684 in the first quarter of 2004 relating primarily to charges incurred in the fourth quarter of 2003. Adjustments to capital expenditures are based on miscalculations and duplication of downward adjustments allocations on Ship Shoal 182/183 during the third and fourth quarters of 2003. These miscalculations and duplications are reflected in the amounts provided.

The Trust did not have undistributed net income in the first nine months of 2005. As discussed above, Net Proceeds during the second quarter of 2004 were offset by the loss carryforward of $3,307,863 existing as of March 31, 2004, resulting in a loss carryforward balance of $0 at June 30, 2004.

In the first nine months of 2005, there was a net release of funds from the Special Cost Escrow account. The Trust’s share of the funds released was $61,287 compared to a net release of funds of $2,128,752 in the first nine months of 2004. As of September 30, 2005, $5,415,251 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account” below.

Reserve for Future Trust Expenses

In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for December 31, 2004 was $1,341,014. The reserve amount for September 30, 2005 was $1,442,509.

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

Operational Review

Three Months Ended September 30, 2005 and 2004

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues increased from $4,879,287 in the third quarter of 2004 to $5,285,070 in the third quarter of 2005, primarily due to an increase in the average crude oil price from $36.73 per barrel in the third quarter of 2004 to $52.31 per barrel for the same period in 2005. The increase was partially offset by a decrease in crude oil production from 132,838 barrels in the third quarter of 2004 to 101,042 barrels in the third quarter of 2005. Gas revenues decreased from $3,837,637 in the third quarter of 2004 to $2,006,142 in the third quarter of 2005, primarily due to a decrease in gas production. Gas volumes decreased from 608,639 Mcf in the third quarter of 2004 to 272,592 Mcf in the third quarter of 2005. The decrease was partially offset by an increase in natural gas sales price from $6.31 per Mcf in the third quarter of 2004 to $7.36 per Mcf in the third quarter of 2005. The decrease in gas volumes was primarily due to the field being shut-in for 13 days for pipeline repairs. Capital expenditures increased from $190,336 in the third quarter of 2004 to $316,857 in the third quarter of 2005. The increase in capital expenditures was primarily due to a new compressor installation on Platform C. Operating expenses increased slightly from $403,157 in the third quarter of 2004 to $408,785 for the same period in 2005.

Eugene Island 339 crude oil revenues increased from $3,388,028 in the third quarter of 2004 to $4,088,063 in the third quarter of 2005, partially offset by a decrease in crude oil production from 96,577 barrels in the third quarter of 2004 to 82,927 barrels in the third quarter of 2005, primarily due to repair work in June 2005. The average price of crude oil increased from $35.08 per barrel in the third quarter of 2004 to $49.30 in the third quarter of 2005. Gas revenues increased from $1,086,662 in the third quarter of 2004 to $1,575,929 in the third quarter of 2005, primarily due to a production increase from 172,307 Mcf in the third quarter of 2004 to 212,419 in the third quarter of 2005. The average natural gas sales price increased from $6.31 per Mcf in the third quarter of 2004 to $7.42 per Mcf in the third quarter of 2005. Capital expenditures decreased from $3,021,559 in the third quarter of 2004 to $162,771 in the third quarter of 2005. Operating expenses increased slightly from $314,959 in the third quarter of 2004 to $399,954 for the same period in 2005.

West Cameron 643 gas revenues increased from $326,340 in the third quarter of 2004 to $1,549,572 in the third quarter of 2005. The increase in gas revenues was primarily due to a successful workover on the A-14 well. Gas volumes increased from 53,240 Mcf in the third quarter of 2004 to 218,322 Mcf in the third quarter of 2005.The average price received for natural gas increased from $6.13 per Mcf in the third quarter of 2004 to $7.10 for the same period in 2005. Operating expenses increased from $64,731 in the third quarter of 2004 to $140,268 for the same period in 2005. Capital expenditures increased from $5,312 in the third quarter of 2004 to $30,821 in the third quarter of 2005.

East Cameron 371/381 crude oil revenues decreased from $10,884 in the third quarter of 2004 to $197 in the third quarter of 2005, partially offset by an increase in the average price received of $40.92 per barrel in the third quarter of 2004 to $52.87 per barrel in the third quarter of 2005. The price increase was partially offset by a decrease in crude oil production from 266 barrels in the third quarter of 2004 to 4 barrels in the same period in 2005. Gas revenues decreased from $29,453 in the third quarter of 2004 to $8,681 in the third quarter of 2005. This decrease was primarily due to a decrease in gas volumes from 5,032 Mcf in the third quarter of 2004 to 1,280 Mcf in the third quarter of 2005. This volume decrease was partially offset by an increase in the average natural gas sales price from $5.85 per Mcf in the third quarter of 2004 to $6.78 per Mcf in the third quarter of 2005. Operating expenses decreased from $6,242 in the third quarter of 2004 to $4,167 in the third quarter of 2005. There were no capital expenses in the third quarter of 2005 as compared to $173 for the same period in 2004.

At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter.  The time it will take to resume this production is uncertain, and some of the volumes may not be sufficiently economic to restore. The impact to the Trust properties is estimated to be a 68% reduction in Oil Equivalent Gas production. Eugene Island 339 remains shut-in for a loss of approximately 1,360 Oil Equivalent Gas per day, and Ship Shoal 182/183 gas production is shut-in due to Tennessee Gas pipeline being down for a loss of approximately 950 Oil Equivalent Gas.

Nine Months Ended September 30, 2005 and 2004

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

During the first quarter of 2004, a Working Interest Owner informed the Trust that it had made errors in prior periods which resulted in prior periods Net Proceeds being overstated. This Working Interest Owner, Chevron, which is also the Managing General Partner of the Partnership, has advised the Trust that these errors consisted of:

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

Ship Shoal 182/183 crude oil revenues increased from $11,586,941 in the first nine months of 2004 to $13,383,678 in the first nine months of 2005, partially offset by a decline in crude oil production from 336,072 barrels in the first nine months of 2004 to 272,333 barrels in the first nine months of 2005. The decrease was partially offset by an increase in the average crude oil price from $34.48 per barrel in the first nine months of 2004 to $49.14 per barrel for the same period in 2005. Gas revenues decreased from $8,254,336 in the first nine months of 2004 to $5,068,228 in first nine months of 2005 primarily due to a significant decrease in gas volumes from 1,369,788 Mcf in the first nine months of 2004 to 715,058 Mcf for the same period in 2005. The average natural gas sales price increased from $6.03 per Mcf in the first nine months of 2004 to $7.09 in the first nine months of 2005. Capital expenditures decreased from $8,040,549 in the first nine months of 2004 to $1,477,630 in the same period of 2005, primarily due to $6.3 million of capital expenditures made to complete the F-3 drilling project in 2004. Operating expenses decreased from $2,110,160 for the first nine months of 2004 to $1,079,065 for the first nine months of 2005.

Eugene Island 339 crude oil revenues increased from $3,728,107 in the first nine months of 2004 to $12,140,854 in the first nine months of 2005, primarily due to an increase in volumes from 70,198 barrels in the first nine months of 2004 to 268,139 barrels in the first nine months of 2005. The price of crude oil increased from $31.53 per barrel in the first nine months of 2004 to $45.28 per barrel in the first nine months of 2005. Gas revenues increased from $2,270,350 in the first nine months of 2004 to $4,753,004 in the first nine months of 2005, primarily due to an increase in production from 354,018 Mcf for the first nine months of 2004 to 665,035 Mcf for the same period in 2005. Capital expenditures decreased from

$9,673,067 in the first nine months of 2004 to $905,891 in the first nine months of 2005, due to various capital projects that were completed in the first six months of 2004, including: (i) the C-20 and C-21 drilling projects that cost approximately $1.5 million and $3.3 million, respectively; (ii) upgrades to the C platform facilities that cost approximately $517,000; and (iii) the third-quarter 2004 B-2 sidetrack project costing $3.2 million. Operating expenses decreased from $1,260,322 for the first nine months of 2004 to $1,059,559 for the first nine months of 2005.

West Cameron 643 gas revenues increased from $804,828 in the first nine months of 2004 to $2,197,951 in the first nine months of 2005, primarily due to an increase in gas volumes from 144,043 Mcf in the first nine months of 2004 to 328,735 Mcf for the same period in 2005. Operating expenses increased from $218,875 in the first nine months of 2004 to $1,192,832 for the first nine months of 2005, primarily due to a workover expense of $750,000 incurred in 2005. Capital expenditures increased from $7,893 in the first nine months of 2004 to $83,913 in the first nine months of 2005.

East Cameron 371/381 crude oil revenues decreased from $28,938 in the first nine months of 2004 to ($42,369) in the first nine months of 2005 due in part to a decrease in crude oil production from 794 barrels in the first nine months of 2004 to (1,223) barrels in the first nine months of 2005. Gas revenues decreased from $78,930 in the first nine months of 2004 to ($81,934) in the first nine months of 2005. Operating expenses decreased from $23,313 in the first nine months of 2004 to ($15,451) in the first nine months of 2005. Capital expenditures decreased from $1,496 in the first nine months of 2004 to ($1,560) in the first nine months of 2005. The decreases for East Cameron 371/381 are due in part to the Working Interest Owner including production and expenses in previous quarters related to the East Cameron 381 block wells A-1 and A-3 in the Trust’s activity and the Trust not having an interest in these wells. The adjustments were made in the second quarter of 2005 to correct this error.

Future Net Revenues and Termination of the Trust

Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2004 future net revenues attributable to the Trust’s royalty interests approximated $30.2 million. Estimates of proved oil and gas reserves attributable to the Partnership’s royalty interest are based on existing economic and operating conditions in effect at October 31 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 75% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the

Trust’s 2004 Annual Report on Form 10-K. The Form 10-K is available upon request from the Corporate Trustee.

Special Cost Escrow Account

The Conveyance provides for reserving funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow Account.” The Trust’s share of interest generated from the Special Cost Escrow Account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow Account generally will also be released when the balance in such account exceeds 125% of future Special Costs. In the first nine months of 2005, the Trust’s share of the net release of funds from the Special Cost Escrow Account was $61,287. In the first nine months of 2004, there was a net release of funds from the Special Escrow Account. The Trust’s share of the funds released was $2,128,752. The release was primarily to a result of a decrease of $6,770,487 in projected special costs for capital expenditures. In the three months ended September 30, 2004, there was a net release of funds from the Special Cost Escrow account of $947,568 compared to a net release of $2,337,030 for the three months ended September 30, 2005. As of September 30, 2005, $5,415,251 remained in the Special Cost Escrow Account.

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

	Royalty Properties Three Months Ended September 30,(1)
	2005	2004
Crude oil and condensate (bbls)	186,210	232,854
Natural gas and gas products (Mcfe)	768,703	935,839
Crude oil and condensate average price, per bbl	$50.94	$36.04
Natural gas average price, per Mcf (excluding gas products)	$7.29	$6.29
Crude oil and condensate revenues	$9,485,345	$8,391,210
Natural gas and gas products revenues	5,500,203	5,700,826
Production expenses	(1,469,787)	(1,353,519)
Capital expenditures	(515,985)	(3,263,473)
Undistributed Net Income(2)	0	0
Refund Of/(Provision for) Special Cost Escrow	9,369,747	3,790,660
Net Proceeds	22,369,524	13,265,704
Royalty interest	x25%	x25%
Partnership share	5,592,381	3,316,426
Trust interest	x99.99%	x99.99%
Trust share of Royalty Income	$5,591,822	$3,316,095

(1)          The amounts for the three months ended September 30, 2005 and 2004 represent actual production for the periods May 2005 through July 2005, and May 2004 through July 2004, respectively.

(2)          Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds, earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2005, the loss carryforward was $0.

	Royalty Properties Nine Months Ended September 30,(1)
	2005	2004
Crude oil and condensate (bbls)(2)	546,766	403,237
Natural gas and gas products (Mcfe)(3)	1,914,717	2,198,591
Crude oil and condensate average price, per bbl(2)	$47.26	$31.01
Natural gas average price, per Mcf (excluding gas products)(3)	$7.05	$6.07
Crude oil and condensate revenues(2)	$25,837,849	$15,248,920
Natural gas and gas products revenues(3)	13,198,159	12,714,775
Production expenses(4)	(4,710,966)	(5,145,996)
Capital expenditures(4)	(2,510,890)	(17,790,751)
Undistributed Net Loss (Income)(5)	0	(1,356,586)
Refund of/ (Provision for) Special Cost Escrow	245,148	9,930,800
Net Proceeds	32,059,300	13,601,163
Royalty interest	x25%	x25%
Partnership share	8,014,825	3,400,291
Trust interest	x99.99%	x99.99%
Trust share of Royalty Income	$8,014,024	$3,399,952

(1)          The amounts for the nine months ended September 30, 2005 and 2004 represent actual production for the periods November 2004 through July 2005, and November 2003 through July 2004, respectively.

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

(4)          Includes negative adjustments of $2,153,785 for the nine months ended September 30, 2004. Excluding the impact of these adjustments, production expense would have been $5,047,199 and capital expenditures would have been $19,845,739.

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

The Corporate Trustee maintains disclosure controls and procedures designed to ensure that information to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chevron as the managing general partner of the Partnership, and the working interest owners to JPMorgan Chase Bank, N.A., as Corporate Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer and Corporate Trustee, has concluded that the disclosure controld and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the managing general parternof the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Item 1 “Business—Principle Trust Risk Factors—None of the Trustees, the Trust nor its Unit holders control the operation or development of the Royalty Properties and have little influence over operation or development” in the Trust’s Form 10-K, and “Note 5—Negative Adjustments” of the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operating” relating to operating information on East Cameron 371/381 included in this form 10-Q, for a decription of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control Over Financial Reporting.   During the three months ended September 30, 2005, there has been no change in the Corporate Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee’s internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

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
Date: November 14, 2005

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.