Form 10-K
period 2005-12-31
TEL OFFSHORE TRUST
filed 2006-03-31
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report to Section 13 or 15(d) of the Securities Act of 1934

for The Fiscal Year Ended December 31, 2005

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

Registrant’s telephone number, including area code: (800) 852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Units of Beneficial Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $47,372,555 based on a June 30, 2005 closing sales price of $9.97.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2006, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

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

•       Delays and costs in connection with repairs and replacements of hurricane-damaged facilities and pipelines, including third-party transportation systems;

•       Regulatory changes;

•       Decisions by and at the discretion of Working Interest Owners not to perform additional development projects or to abandon properties; and

•       Uncertainties inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures.

Should any event or circumstances contemplated by the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should any material underlying assumptions prove incorrect, actual results may differ materially from future results expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. See Item 1A—Risk Factors below in Item 1 of this Form 10-K for a summary description of principal risk factors.

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

On October 30, 1992, PennzEnergy Company (“PennzEnergy”) (which merged with and into Devon Energy Production Company L.P. effective January 1, 2000) acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of these properties on October 30, 1992. PennzEnergy also assumed Chevron’s obligations under the Conveyance with respect to these properties.

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

Effective January 1, 1998, Energy Resource Technology, Inc. (“ERT”) acquired the East Cameron 354 property from SONAT. As a result of this acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT’s obligations under the Conveyance with respect to such property. In October 1998, Amerada Hess Corporation (“Amerada”) acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of such acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT’s obligations under the Conveyance with respect to this property.

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

On June 6, 2003, Anadarko Petroleum Corporation (“Anadarko”) acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to the Royalty from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada’s obligation under the Conveyance with respect to this property.

Effective October 1, 2004, Apache Corporation (“Apache”) acquired Anadarko’s interests in East Cameron 354 and assumed Anadarko’s obligation under the Conveyance with respect to this property.

All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred.

Unless the context in which such terms are used indicates otherwise, the terms “Working Interest Owner” and “Working Interest Owners” generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Devon Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371/381 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 and East Cameron 371/381 on and after May 1, 2002; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004, and Apache with respect to East Cameron 354 after October 1, 2004).

A total of 4,751,510 units of beneficial interest in the Trust (“Units”) are issued and outstanding. The Trust Units have been traded on the Nasdaq SmallCap Market since August 31, 2001. Previously the Trust Units were traded on the OTC Bulletin Board. The Trust Units were also traded on pink sheets. From inception of the Trust to December 31, 2005, distributions to Unit holders totaled approximately $114,434,000 or approximately $24.08 per Unit.

The terms of the TEL Offshore Trust Agreement (the “Trust Agreement”) provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust’s interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust’s interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership’s interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership’s interest in the Royalty were estimated at $48.0 million as of October 31, 2005 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers. (See “Termination of the Trust” and Note 9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

History of the Trust

Tenneco Offshore Company, Inc. (“Tenneco Offshore”) created the Trust effective January 1, 1983, pursuant to a Plan of Dissolution (“Plan”), which was approved by Tenneco Offshore’s stockholders on December 22, 1982. In accordance with the Plan, the assets of Tenneco Offshore were transferred to the Trust as of January 1, 1983, and Units were exchanged for shares of common stock of Tenneco Offshore on the basis of one Unit for each share of common stock held by stockholders of record on January 14, 1983. Additionally, the Partnership was formed, in which the Trust owned a 99.99% interest and Tenneco initially owned a .01% interest. The Partnership was formed solely for the purpose of owning the Royalty, receiving the proceeds from the Royalty, paying the liabilities and expenses of the Partnership and disbursing remaining revenues to the Trust and the Managing General Partner of the Partnership in accordance with their interests. The Plan was effected by transferring an overriding royalty interest equivalent to a 25% net profits interest in the oil and gas properties of Tenneco Exploration, Ltd. (“Exploration I”) located offshore Louisiana to the Partnership, contributing the common stock of Tenneco Offshore II Company (“Offshore II”) to the Trust, and issuing certificates evidencing Units in liquidation and cancellation of Tenneco Offshore’s common stock.

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

As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco’s obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron’s obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, TEPI acquired two of the Royalty Properties from Chevron. The Royalty Property acquired by TEPI is West Cameron 643 and East Cameron 371/381. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such property and assumed Chevron’s obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy’s obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 ERT acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT’s obligations under the Conveyance with respect to such property effective January 1, 1998. In October 1998, Amerada acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of this acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT’s obligations under the Conveyance with respect to this property. Effective January 1, 2000, PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon Energy Production Company L.P. (“Devon”). As a result of such merger, Devon replaced PennzEnergy as the Working Interest Owner of Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy’s obligations under the Conveyance with respect to these properties. On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged (the “Merger”) with and into Texaco Inc., a Delaware corporation (“Texaco”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to “ChevronTexaco Corporation” in connection with the Merger (ChevronTexaco Corporation is referred to herein as “ChevronTexaco”). Accordingly, the properties referred to herein by Chevron and Texaco are each now controlled by subsidiaries of ChevronTexaco. On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371/381 to Chevron. Accordingly, pursuant to the Conveyance of the Royalty Properties, net proceeds will be calculated for the collective Royalty Properties owned by Chevron after this date. On June 6, 2003, Anadarko acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to The Royalty from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada’s obligation under the Conveyance with respect to this property. Effective

October 1, 2004, Apache acquired Anadarko’s interest in East Cameron 354 and assumed Anadarko’s obligations under the Conveyance with respect to this property.

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

Ownership of Units

The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each Unit holder will be treated as owning an interest in the Partnership.

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

The IRS has also ruled that the Royalty is a non-operating economic interest giving rise to income subject to depletion. The Trustees will treat the Royalty as a single property giving rise to income subject to depletion, although the computation of depletion will be made by each Unit holder based upon information provided by the Trustees. Each Unit holder will be entitled to compute cost depletion with respect to his share of income from the Royalty based on his basis in the Royalty. A Unit holder will have a basis in the Royalty equal to the basis in his units. Unit holders who acquired units after October 11, 1990, are entitled to percentage depletion on Royalty income attributable to those units.

Backup Withholding

Distributions from the Trust are generally subject to backup withholding at a rate of 28% of these distributions. Backup withholding will not normally apply to distributions to a Unit holder, however, unless the Unit holder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by the Unit holder is incorrect.

Sale of Units

Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the tax basis in the unit and the amount realized.

Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer’s basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the Unit holder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a Unit holder’s holding period for the units exceeds one year at the time of sale or exchange. A long-term capital gains rate of 15% applies to most capital assets sold or exchanged with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of sale on exchange.

Non-U.S. Unit holders

In general, a Unit holder who is a nonresident alien individual or which is a foreign corporation, each a “non-U.S. Unit holder” for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30%, or if applicable, at a lower treaty rate. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. Unit holder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. Unit holder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected income is subjected to withholding equal to the highest applicable tax rate—35% for individual non-U.S. Unit holders and 35% for corporate non-U.S. Unit holders.

The Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, non-U.S. Unit holders may be subject to United States federal income tax on the gain on the disposition of their units.

Federal income taxation of a non-U.S. Unit holder is a highly complex matter which may be affected by many other considerations. Therefore, each non-U.S. Unit holder is encouraged to consult its own tax adviser with respect to his ownership of units.

Tax-exempt Organizations

Investments in publicly traded grantor trusts are treated the same as investments in partnerships for purposes of the rules governing unrelated business taxable income. The Royalty and interest income should not be unrelated business taxable income so long as, generally, a Unit holder did not incur debt to acquire a unit or otherwise incur or maintain a debt that would not have been incurred or maintained if that unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business taxable income. Each tax-exempt Unit holder should consult its own tax advisor with respect to the treatment of Royalty income.

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

TERMINATION OF THE TRUST

The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership’s interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership’s interest in the Royalty were estimated at $48.0 million as of October 31, 2005, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2005 in order to correspond with distributions to the Trust, it is estimated that approximately 71% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the DeGolyer and MacNaughton reserve study. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells

The Partnership’s interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

			Working			Gross Wells Drilled as of
		Current	Interest			October 31, 2005
	Acquisition	Working	Owner’s			Wells			Successful
	Date	Interest	Ownership		Gross	Drilled(1)			(2)(3)
Property	(Mo.-Yr.)	Owner	Interest(%)(4)		Acres	Expl.	Dev.		Oil		Gas
East Cameron 354(5)	12-72	Apache	11.14		5,000	2	4		0		5
West Cameron 643 unit	12-72	Chevron	35.86		5,000	3	17		0		14
Eugene Island 339 non-unit	12-72	Chevron	50.00		5,000	2	33	(6)	19	(6)	0
Eugene Island 339 5500’ unit	12-72	Chevron	42.05		5,000	0	6		6		0
Eugene Island 339 4500’ unit	12-72	Chevron	38.50 24.44	gas oil	5,000	0	19		15		0
Eugene Island 342 SW/4	12-72	Chevron	.06		5,000	4	5		0		7
Eugene Island 342 NW/4	12-72	Chevron	0.18		5,000	2	4		0		4
Eugene Island 348(7)	12-72	Devon	50.00		5,000	4	5		0		7
West Cameron 642	12-72	Chevron	25.00		5,000	4	7		0		8
East Cameron 370(8)	1-73	N.A.	25.00		5,000	3	1		0		4
East Cameron 371	1-73	Chevron	7.50		5,000	7	2		0		4
Vermilion 246	1-73	Chevron	33.37		5,000	3	3		0		4
West Cameron 41 E/2(9)	3-74	N.A	.30		2,500	0	0		0		0
Ship Shoal 183 N/2	7-88	Chevron	66.67		2,500	1	10		8		3
Ship Shoal 183 unit	7-88	Chevron	34.29		1,875	1	22		20		3
Ship Shoal 183 F-3	7-88	Chevron	100.0		5,000	1	0		0		1
Ship Shoal 183 F-1	7-88	Chevron	50.00		5,000	1	0		1		0
Eugene Island 208	8-73	Devon	100.00		1,250	0	3		0		3
Eugene Island 367(10)	3-74	N.A.	1.60		5,000	2	9		0		9
South Marsh Island 252	3-74	Chevron	3.00		4,997	2	0		0		1
South Timbalier 36	3-74	Chevron	.26		5,000	2	20		9		11
South Timbalier 37	3-74	Chevron	.26		5,000	13	41		39		3
					98,122	57	211		117		91

(1)    As of October 31, 2005, there were 2 wells in the process of drilling. See “Operations” under Item 7 of this report for a discussion of drilling activity during 2005.

(2)    As of October 31, 2005, there were 101 producing completions.

(3)    Multiple completions are counted as one well. South Timbalier 37 has 5 multiple completion wells and Ship Shoal 182/183 has 2 multiple completion wells.

(4)    These percentages represent the working interest owner’s interest subject to the Partnership’s net proceeds.

(5)    Apache purchased this working interest from Anadarko effective October 1, 2004. This lease expired in 2005. Wells will be plugged and abandoned in 2006.

(6)    Eugene Island 339 C-17 and C-18 wells are producing in this property but are not included here; they are not subject to the Partnership’s net proceeds until they pay out.

(7)    This lease expired in 2004.

(8)    This lease expired in 1996.

(9)    This lease expired in November 2002, and all wells on the lease had been abandoned as of November 2003.

(10)  This lease expired on May 30, 1996. It was leased again as OCS-G 19800 effective July 1, 1998. Neither Chevron nor any affiliates of ChevronTexaco have an interest in OCS-G-19800.

Reserves

A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2005. The following letter summarizes such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 2 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

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

The Partnership’s share of gas sales are recorded by the Working Interest Owners on the cash method of accounting or based on actual production. When revenues are reported on actual production, there is no gas imbalance created. Under the cash method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. Total future net revenues attributable to the Partnership’s interest in the Royalty were estimated at $48.0 million as of October 31, 2005 based on the reserve study of DeGolyer and MacNaughton. The Partnership’s Royalty income for a period reflects the actual gas sold during the period.

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

The future net revenues contained in the DeGolyer and MacNaughton letter have not been reduced for future costs and expenses of the Trust, which are expected to approximate $600,000 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

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

The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 2005 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton letter.

Operations and Production

Reference is made to the Section entitled “Operations” under Item 7 of this Form 10-K for information concerning operations and production.

DEGOLYER AND MACNAUGHTON
4925 GREENVILLE AVENUE, SUITE 400
ONE ENERGY SOUARE
DALLAS, TEXAS 75206

LETTER REPORT
as of
OCTOBER 31, 2005
on
RESERVES and REVENUE
of
CERTAIN PROPERTIES
owned by the
TEL OFFSHORE TRUST PARTNERSHIP

SEC CASE

DEGOLYER AND MACNAUGHTON
4925 GREENVILLE AVENUE, SUITE 400
ONE ENERGY SOUARE
DALLAS, TEXAS 75206

January 31, 2006

Chevron U.S.A. Inc.
Chevron Place
935 Gravier Street
New Orleans, Louisiana 70012

Gentlemen:

Pursuant to your request, we have prepared estimates, as of October 31, 2005, of the extent and value of the proved crude oil, condensate, and natural gas reserves of a net profits interest owned by TEL Offshore Trust Partnership (the Trust Partnership). This net profits interest (the Trust Partnership Interest) is in certain offshore leases owned by Chevron U.S.A. Inc. (Chevron), as successor in title to Tenneco Oil Company (Tenneco), by Pennzoil Petroleum Company (Pennzoil), as successor in title to Chevron, and by Texaco Exploration and Production, Inc. (Texaco), as successor in title to Chevron. The interest appraised consists of a 25-percent net profits interest in 17 leases (the Subject Properties), which are located in the Gulf of Mexico offshore from Louisiana. Before acquisition by Chevron, the Subject Properties had been transferred to Tenneco upon the dissolution of Tenneco Exploration Ltd. (Exploration I), a limited partnership formerly consisting of Tenneco and Tenneco West Inc. Exploration I conveyed the net profits interest to the Trust Partnership, which is 99.99-percent owned by TEL Offshore Trust, by the Conveyance of Overriding Royalty Interests effective January 1, 1983. The Subject Properties were acquired by Chevron on November 18, 1988. Certain of the Subject Properties were subsequently acquired by Pennzoil effective July 1, 1992, and certain others were acquired by Texaco effective December 1, 1994. One of the Pennzoil Subject Properties was subsequently acquired by SONAT Exploration Company (SONAT) and certain other Pennzoil Subject Properties were acquired by Amoco Production Company (Amoco), both effective October 1, 1995. The SONAT property was subsequently acquired by Amerada Hess Corporation (Amerada Hess) effective January 1, 1998, which property was then acquired by Anadarko Petroleum Corporation (Anadarko) effective June 1, 2003 and subsequently acquired by Apache Corporation (Apache) effective October 1, 2004. Another of the Pennzoil Subject Properties was acquired by Devon Energy Production Co. (Devon) effective December 29, 1999. Chevron Corporation, of which Chevron is a wholly owned subsidiary, and Texaco Inc., of which Texaco is a wholly owned subsidiary, merged on October 9, 2001. As a result of the merger, Texaco became a wholly owned subsidiary of Chevron Corporation. Subsequent to the merger, Texaco assigned the interests in its properties to Chevron. These companies mentioned herein are hereinafter referred to as the Owners. The Managing Partner of the Trust Partnership is Chevron.

Information used in the preparation of this report was obtained from the Owners. During this investigation, we consulted freely with the officers and employees of the Owners and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by the Owners with respect to property interests owned by the Trust Partnership, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the Subject Properties. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2005 Petroleum Information/Dwights LLC.

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

Reserves estimated herein are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from the Subject Properties after October 31, 2005. Combined net reserves are defined as those reserves remaining after deducting royalties and interests owned by others from gross reserves. Net reserves are defined as that portion of the combined net reserves attributable to the interests owned by the Trust Partnership. Gas volumes are expressed as sales-gas reserves at a temperature of 60 degrees Fahrenheit and at a legal pressure base of 14.73 pounds per square inch absolute. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

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

The properties evaluated consist of 17 leases located offshore from Louisiana. These 17 leases include 9 productive properties (including 2 leases covering separate portions of the south half of Ship Shoal Block 183) and 8 leases to which no reserves have been assigned. Devon, Pennzoil, Apache, and Amoco own an interest in one property each, none of which are productive. Chevron owns an interest in the remaining 13 properties, including 4 to which no reserves have been assigned.

The reserves volumes and revenue values shown in this report were estimated from projections of reserves and revenue attributable to the “Combined Interests,” defined herein as the Trust Partnership Interests and the interests retained in the Subject Properties by Chevron, Pennzoil, Apache, Amoco, or Devon. Net reserves attributable to the Trust Partnership Interests were estimated by allocating to the Trust Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. The formula used to estimate the net reserves attributable to the Trust Partnership Interest is as follows:

Trust Partnership Interest net reserves =	Trust Partnership Interest future net revenue	× Combined net reserves
Combined future gross revenue

This formula was applied separately to the Pennzoil, Apache, Amoco, and Devon groups of properties and then to the Chevron (remaining properties) group; the results were then added together to obtain the total reserves for the Trust Partnership Interest. Because the net reserves volumes attributable to the Trust Partnership Interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Trust Partnership Interest will vary if different future price and cost assumptions are used. Trust Partnership Interest net revenue and net reserves estimates included in this report have been estimated from reserves and revenue attributable to the Combined Interests using procedures and calculation methods as specified by Chevron and represented by Chevron to be in accordance with the Conveyance of Overriding Royalty Interests.

Units have been formed for several common reservoirs that underlie the Subject Properties and adjacent leases. In those cases, the estimated gross reserves of the entire reservoir are shown and the resulting combined Trust Partnership and Chevron, Pennzoil, Apache, Amoco, or Devon interests in the reservoir unit are used to estimate these Combined Interests net reserves.

Data available from wells drilled on the appraised properties through October 2005 were used in estimating gross ultimate recovery. Gross production through October 31, 2005, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves. Production from some of the properties was halted in the third quarter of 2005 as a result of hurricanes. Production is expected to resume in the first quarter of 2006.

Estimated net proved reserves attributable to the Trust Partnership Interest, as of October 31, 2005, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves
Reserves as of October 31, 2004	436,973	2,080,390
Revisions of Previous Estimates	133,064	378,516
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	735	1,376
Production(1)	(162,968)	(520,120)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2005	407,804	1,940,162

(1)          Production was estimated based on the ratio as of October 31, 2004, of the Trust Partnership Interest net reserves to the Combined Interests net reserves. This ratio was then applied to the production net to the Combined Interests for the period from November 1, 2004 through October 31, 2005.

Revenue values in this report are expressed in terms of estimated combined future net revenue, future net revenue attributable to the Trust Partnership Interest, and present worth of these future net revenues. Future gross revenue is that revenue which will accrue from the production and sale of the estimated combined net reserves. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interests. These monthly values for the aggregate of the Combined Interests in the Subject Properties were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2006. The future accrual or escrow amounts for each of the five groups of properties were deducted from the combined future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 1.98 percent per year as specified by Chevron was credited monthly. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25 percent to arrive at the future net revenue attributable to the Trust Partnership Interest. The above calculations were made monthly for each of the five groups of the properties (Chevron, Pennzoil, Apache, Amoco, and Devon). Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 1.98 percent per year as specified by Chevron. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization; in this report, present worth values using a discount rate of 10 percent are reported. Future income tax expenses were not taken into account in estimating future net revenue and present worth. No deductions were made in the foregoing reserves estimates for any outstanding production payments.

Revenue values in this report were estimated using the initial prices and costs provided by Chevron. Future prices were estimated using guidelines established by the United States Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). These guidelines require the use of prices for oil and condensate in effect on October 31, 2005. The following assumptions were used for estimating future prices and costs:

Oil and Condensate Prices

Oil and condensate prices were furnished by Chevron and were the prices in effect on October 31, 2005. These prices were used as initial prices with no increases based on inflation.

Natural Gas Prices

Initial gas prices furnished by Chevron were prices in effect on October 31, 2005. These initial prices were held constant for the life of the properties.

Operating Expenses and Capital Costs

Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2005 values and were not adjusted for inflation. Abandonment costs have been estimated as capital costs for all properties, including the eight leases which are considered depleted and to which no reserves have been assigned.

A summary of estimated revenue and costs attributable to the Combined Interests in proved reserves of the Subject Properties and the future net revenue and present worth attributable to the Trust Partnership Interest, as of October 31, 2005, is as follows:

	Properties
	Chevron	Pennzoil	Apache	Amoco	Devon	Total
Combined Interests
Future Gross Revenue ($)	231,460,790	0	0	0	0	231,460,790
Operating Expenses ($)	(30,364,760)	0	0		0	(30,364,760)
Capital Costs ($)(1)	(23,225,287)	0	(457,706)	0	(379,250)	(24,062,243)
Future Net Revenue ($)	177,870,743	0	(457,706)	0	(379,250)	177,033,787
Cost Escrow as of 10-31-05 ($)	20,812,029	0	572,132	0	271,914	21,656,075
Interest Credit on Accrued Balance ($)	1,640,185	0	5,425	0	0	1,645,610
Interest on Deficit ($)	(728)	0	0	0	0	(728)
Overhead ($)	(8,599,456)	0	(13,890)	0	(11,377)	(8,624,723)
Revenue Subject to Net Profits Interest ($)	191,722,773	0	105,961	0	(118,713)	191,710,021
Trust Partnership Interest
Future Net Revenue ($)(2)	47,930,656	0	26,488	0	0	47,957,144
Present Worth at 10 Percent ($)(2)	37,977,848	0	25,315	0	0	38,003,163

(1)          Includes abandonment costs.

(2)          Future income tax expenses were not taken into account in the preparation of these estimates.

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, and gas contained in this report has been prepared in accordance with Paragraphs 10–13, 15 and 30(a)–(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a) (1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however, future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein.

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

Gas Marketing

During the years ended December 31, 2004 and 2005, all of Chevron’s natural gas and natural gas liquids relative to the Trust’s Royalty Properties were committed and sold to Chevron Texaco Natural Gas at spot market prices. Prior to April 2003, all of Chevron’s natural gas and natural gas liquids relative to the Trust’s Royalty Properties had been committed and sold to Dynegy, Inc. (“Dynegy”) at spot market prices. See “Certain Relationships and Related Transactions” under Item 13 of this Form 10-K.

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

West Cameron 643.   West Cameron 643 contributed approximately 21% of the revenues from natural gas sales from the Royalty Properties in 2005. The average price received for natural gas from all of the Working Interest Owner’s purchasers on West Cameron 643 during 2005 was $6.97 per Mcf.

East Cameron 371/381.   East Cameron 371/381 has negative revenues from natural gas sales during 2005 as a result of adjustments made by the Working Interest Owner.

Ship Shoal 182/183.   Ship Shoal 182/183 contributed approximately 39% of the revenues from gas sales from the Royalty Properties in 2005. The average price received for natural gas from all of the Working Interest Owner’s purchasers on Ship Shoal 182/183 during 2005 was $7.23 per Mcf.

Eugene Island 339.   Eugene Island 339 contributed approximately 40% of the revenues from natural gas sales from the Royalty Properties in 2005. The average price received for natural gas from all of the Working Interest Owner’s purchasers on Eugene Island 339 during 2005 was $7.55 per Mcf.

Oil Marketing

Crude oil purchases by ChevronTexaco, accounted for approximately 99% of total crude oil revenues from the Royalty Properties during both 2004 and 2005.

During 2002 and through March 2003, Equiva Trading Company (Texaco’s crude marketing joint venture) purchased crude oil pursuant to TEPI’s tendering program based on the prices TEPI received from third parties under a competitive bidding procedure. Beginning in April 2003, Chevron began marketing the crude oil through its downstream company, Global Trading.

The Supply and Distribution Department of Chevron currently purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal year 2005 ranged from $44.58 per barrel to $59.92 per barrel.

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

Item 1A.     Risk Factors.

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

During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems. The extensive damage caused by these hurricanes has led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico. These incurred costs may reduce Royalty income.

If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive net proceeds for those properties until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimates of reserves and estimated future revenues to be too high or too low.

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

The Trustee also relies entirely on reserve estimates and related information prepared by Chevron and the independent reserve engineer engaged by the Trust.  While the Trustee has no reason to believe the reserve estimates included in this report are not accurate, to the extent additional information exists that could affect their reserve estimates, the estimated reserves in these reports could also be too low.

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

As described in this report, Hurricanes Katrina and Rita caused significant damage during 2005. Even if platforms and facilities on the Royalty Properties are restored in a timely manner during 2006, delays in repairs on third-party transportation systems may continue to limit production and Royalty income from the Royalty Properties.

The operators of the working interests are subject to extensive governmental regulation.

Offshore oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. These regulations and changes in regulations could have a material adverse effect on Royalty income payable to the Trust.

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

Information regarding operations provided by the Working Interest Owners has been subject to errors and adjustments, some of which have been significant. Accordingly, the Trustees cannot assure Unit holders that other errors or adjustments by Working Interest Owners, whether historical or future, will not affect future Royalty income and distributions by the Trust.

The current Working Interest Owners are under no obligation to continue operating the properties. Neither the Trustees nor the Unit holders have the right to replace an operator.

The Trustee relies upon the working interests owners and managing general partner for information regarding the Royalty Properties.

The Trustee relies on the working interest owners and managing general partner for information regarding the Royalty Properties.  The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as related projections regarding production, operating expenses and capital expenses used in connection with the preparation of the reserve report, (iv) forward-looking information relating to production and drilling plans and (v) information regarding the Royalty Properties responsive to litigation claims.  While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the working interest owners to  provide accurate and timely information when requested for use in the Trust’s periodic reports.  The Trustee also relies on the managing general partner of the Partnership to collect certain information from the working interest owners and does not have any direct contact with the working interest owners other than the managing general partner.  Under the terms of the Trust Indenture, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith.  While the Trustee has no reason to believe its reliance on experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness as compared to the management and oversight to entity forms other than trusts.

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

The Trust will be terminated and the Trustees must sell the Royalty if holders of a majority of the Units approve the sale or vote to terminate the Trust, or if the total future net revenues attributable to the Royalty, determined by the independent reserve engineer as of December 31 of the prior year, are less than $2 million. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit holders and Unit holders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all Unit holders. For a more complete description of these matters, see “—Termination of the Trust” under Item 1 of this Form 10 K.

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

Unit holders have limited voting rights

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

Item 1B.     Unresolved Staff Comments.

       There were no unresolved Securities and Exchange Commission comments as of December 31, 2005.

Item 2.                        Properties.

Reference is made to Item 1 of this Form 10-K.

Item 3.                        Legal Proceedings.

Currently, there are not any legal proceedings pending.

Item 4.                        Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.        Market for the Registrant’s Common Equity and Related Stockholder Matters

The Trust Units are traded on the Nasdaq SmallCap Market. At December 31, 2005, the 4,751,510 Units outstanding were held by 2,488 Unit Holders of record. The high and low sales price as reported by the Nasdaq SmallCap Market, and distributions for each quarter for the years ended December 31, 2005 and 2004, were as follows:

Quarter	High	Low	Distribution
2005:
Fourth	$11.85	$9.10	$.381145
Third	13.92	9.65	1.146507
Second	10.75	6.38	.350315
First	17.49	7.59	.066597
2004:
Fourth	$10.80	$6.44	$.519786
Third	6.70	4.04	.604863
Second	6.30	4.05	.000000
First	7.30	5.87	.000000

Item 6.        Selected Financial Data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Royalty income	$9,854,531	$5,987,936	$4,174,682	$2,166,927	$4,493,163
Distributable income	$9,239,617	$5,344,207	$3,634,388	$1,342,411	$4,253,517
Distributions per Unit	$1.944564	$1.124739	$0.764891	$0.282523	$0.895193
Total assets	$3,239,290	$3,901,263	$2,107,166	$1,945,413	$1,404,167

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

The Trustees, including the Corporate Trustee, have no authority over, have not evaluated and make no statement concerning, the internal control over financial reporting of the Working Interest Owner.

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

The reserve amount at December 31, 2004 and 2005 was $1,341,014 and $1,364,203, respectively. During the first and second quarters of 2004, the Trust used $148,798 and $56,333, respectively, from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses when insufficient Royalty income was received by the Trust.

Operations

The following operational information has been based on information provided to the Corporate Trustee by Chevron as the Managing General Partner of the Partnership and by the applicable Working Interest Owners. The Trustees have no control over these operations or internal controls relating to this information.

At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter. The time it will take to resume this production is uncertain, and some of the volumes may not be sufficiently economic to restore. The impact to the Trust properties is estimated to be a 68% reduction in production. Eugene Island 339 remains shut-in, but production is currently expected to resume later in 2006 after a new sales platform is built by the operator to replace the Eugene Island 338 sales platform destroyed by Hurricane Rita, and assuming transportation availability is fully restored on a third-party transmission pipeline that incurred significant hurricane-related damages. The operator of this pipeline has advised that hurricane-related damages on their pipeline are more extensive than previously thought, and the Working Interest Owner has advised the Trustee that it is currently evaluating various alternatives for transportation as production is also restored. On Ship Shoal 182/183, gas production remains shut-in due to the Tennessee Gas pipeline being down. Major repairs are underway and gas production on Ship Shoal 182/183 is expected to resume in the second quarter of 2006. On West Cameron 643, production has remained shut-in since September 2005 following Hurricane Rita’s major damage to various platforms, but gas production on this field is expected to resume in mid-2006.

Years 2005 and 2004

Royalty income increased approximately 65% from $5,987,936 in 2004 to $9,854,531 in 2005 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below.

For 2005 and 2004, the Trust had no undistributed net income or loss. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

Natural gas revenues and gas products decreased 4% from $17,002,431 in 2004 to $16,337,625 in 2005, partially offset by a 22% increase in the average price received for natural gas from $6.07 per Mcf in 2004 to $7.31 Mcf in 2005. Natural gas and gas products volumes decreased 21% from 2,907,514 Mcf in 2004 to 2,287,314 Mcf in 2005.

The Working Interest Owners of the East Cameron 371/381 property advised the Trust that, as of October 31, 2004, 26,891 Mcf had been overtaken by the Working Interest Owners from those properties. In addition, the Working Interest Owners of the East Cameron 353 and the West Cameron 643 properties advised the Trust that, as of October 31, 2004, 518 Mcf and 23,340 Mcf respectively, had been undertaken from these properties. The Partnership’s share of revenues related to the overtaken gas was included in the Partnership’s Royalty income in the periods during which the gas was sold. During 2005, all cumulative gas imbalances with the Trust were settled with the Working Interest Owner.

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

Crude Oil and Condensate

Crude oil and condensate revenues increased 44% from $22,332,005 in 2004 to $32,051,988 in 2005, due primarily to a 10% increase in crude oil and condensate volumes from 589,647 barrels in 2004 to 650,466 barrels in 2005. Additionally, average crude oil and condensate prices increased by 30% from $37.87 in 2004 to $49.28 in 2005.

Operating and Capital Expenditures

Operating expenses paid by the Working Interest Owners decreased 12% from $4,852,591 in 2004 to $4,257,481 in 2005.

Capital expenditures paid by the Working Interest Owners decreased 88% from $21,673,290 in 2004 to $2,587,321 in 2005.

Special Cost Escrow Account

The special cost escrow account is an account of the Working Interest Owners, and it is described herein for information purposes only. The Conveyance provides for the reserve of funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow Account”. The Trust’s share of interest generated from the Special Cost Escrow Account, $115,520 and $66,700 in 2005 and 2004, respectively serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

Chevron, in its capacity as Managing General Partner of the Partnership, has advised the Trust that additional deposits to the Special Cost Escrow account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes on the estimates and factors described above. Such deposits could result in a significant reduction on Royalty income on the periods in which such deposits are made, including the possibility that no Royalty income would be received in such periods.

In the first quarter of 2006, there was a net deposit of funds to the Special Cost Escrow Account of approximately $876,000.

In 2005, the Working Interest Owners deposited a net amount to the Trust of $239,000 from the Special Cost Escrow Account. The lower net deposits compared to 2003 were primarily due to a continued decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2005, approximately $5,616,000 remained in the Special Cost Escrow Account.

In 2004, the Working Interest Owners released a net amount to the Trust of $3,268,000 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2004, approximately $5,376,000 remained in the Special Cost Escrow Account.

Additional deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

Summary By Property

Listed below is a summary of 2005 operations as compared to 2004 of the four principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

Eugene Island 339 crude oil revenues increased $7,828,063, from $6,864,643 in 2004 to $14,692,706 in 2005 primarily due to an increase in production. Crude oil production increased from 163,131 barrels in 2004 to 312,252 barrels in 2005. The average price of crude oil increased from $42.08 per barrel in 2004 to $47.05 per barrel in 2005. Gas revenues increased $2,740,898, from $4,303,452 in 2004 to $7,044,350 in 2005 primarily due to an increase in the average price received for natural gas from $6.36 per Mcf in 2004 to $7.55 per Mcf in 2005. Gas production increased from 764,093 Mcf in 2004 to 974,036 Mcf in 2005. Capital expenditures decreased from $11,290,421 in 2004 to $931,625 in 2005. Operating expenses decreased from $1,560,278 in 2004 to $1,388,428 in 2005.

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

Ship Shoal 182/183

Ship Shoal 182/183 crude oil revenues increased from $15,408,655 in 2004 to $16,962,280 in 2005, partially offset by a decrease in crude oil production from 426,449 barrels in 2004 to 330,512 barrels in 2005. The average crude oil price increased from $36.13 per barrel in 2004 to $51.32 per barrel in 2005. Gas revenues decreased from $11,179,380 in 2004 to $6,095,350 in 2005 due to a decrease in gas volumes from 1,872,307 Mcf in 2004 to 859,925 Mcf in 2005. The average natural gas sales price increased from

$6.05 per Mcf in 2004 to $7.23 per Mcf in 2005. Capital expenditures decreased from $10,292,460 in 2004 to $1,525,562 in 2005. Operating expenses decreased from $2,565,505 in 2004 to $1,507,792 in 2005.

West Cameron 643

West Cameron 643 gas revenues increased from $1,100,793 in 2004 to $3,163,457 in 2005 due primarily to an increase in gas volumes from 193,978 Mcf in 2004 to 453,674 Mcf in 2005. The average natural gas sales price increased from $5.67 per Mcf in 2004 to $6.97 per Mcf in 2005. Operating expenses increased from $592,357 in 2004 to $1,324,101 in 2005, capital expenditures increased from $19,680 in 2004 to $86,286 in 2005.

East Cameron 371/381

East Cameron 371/381 gas revenues decreased from $119,196 in 2004 to ($99,126) in 2005 due primarily to a decrease in gas volumes from 24,665 Mcf in 2004 to (20,463) Mcf in 2005. Partially offset by a decrease in the average price for natural gas from $5.49 in 2004 to $4.47 in 2005. Crude oil revenues decreased from $36,215 in 2004 to ($42,171) in 2005 due primarily to a decrease in crude oil and condensate volumes. Capital expenditures decreased from $1,497 in 2004 to ($1,560) in 2005 and operating expenses decreased from $58,638 in 2004 to ($11,116) in 2005. East Cameron 371/381 has negative revenues, capital expenditures and operating expenses during 2005 as a result of adjustments made by the Working Interest Owner.

Years 2004 and 2003

Royalty income increased approximately 43% from $4,174,682 in 2003 to $5,987,936 in 2004 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below.

For 2004, the Trust had no undistributed net income or loss, compared to undistributed net income of $43,468 in 2003.

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

Gas revenues increased 92% from $8,854,319 in 2003 to $17,002,431 in 2004, partially due to a 9% increase in the average price received for natural gas from $5.44 per Mcf in 2003 to $6.07 per Mcf in 2004. The increase in gas revenue was also due to a 76% increase in gas volumes from 1,650,603 Mcf in 2003 to 2,907,514 Mcf in 2004. The increase in gas volumes were primarily due to a new well on Ship Shoal 182/183 that came online in January 2004 partially offset by wells sanding upon West Cameron 643.

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

Special Cost Escrow Account

The special cost escrow account is an account of the Working Interest Owners, and it is described herein for information purposes only. The Conveyance provides for the reserve funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow Account”. The Trust’s share of interest generated from the Special Cost Escrow Account, $66,700 and $55,800 in 2004 and 2003, respectively serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow Account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow Account calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow Account will generally be released, to the extent that Special Costs have been paid. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

In the first quarter of 2005, there was a net deposit of funds to the Special Cost Escrow Account of approximately $1,922,788.

In 2004, the Working Interest Owners released a net amount to the Trust of $3,267,975 from the Special Cost Escrow Account. The release was made primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties. As of December 31, 2004, approximately $5,376,000 remained in the Special Cost Escrow Account.

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

The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners’ calculations of the net proceeds and royalties paid to the Trust during the periods indicated. Net proceeds due to the Trust are calculated for each three month period commencing on the first day of February, May, August and November.

	Royalty Properties Year Ended December 31,(1)
	2005	2004	2003
Crude oil and condensate (bbls)	650,466	589,647	1, 231,268
Natural gas and gas products (Mcfe)	2,287,314	2,907,514	1,650,603
Crude oil and condensate average price, per bbl	$49.28	$37.87	$28.96
Natural gas average price, per Mcf (excluding gas products)	$7.31	$6.07	$5.44
Crude oil and condensate revenues	$32,051,988	$22,332,005	$35,660,352
Natural gas and gas products revenues	$16,337,625	$17,002,431	8,854,319
Production expenses	(5,928,263)	(6,561,459)	(4,127,129)
Capital expenditures	(2,587,321)	(21,673,290)	(8,417,420)
Undistributed net income(2)	—	—	(43,468)
(Provision for) Refund of Special Cost Escrow	(451,965)	12,854,452	(15,226,258)
Net Proceeds	$39,422,064	$23,954,139	$16,700,396
Royalty interest	x25%	x25%	x25%
Partnership share	$9,855,516	$5,988,535	$4,175,099
Trust interest	x99.99%	x99.99%	x99.99%
Trust share of Royalty Income	$9,854,531	$5,987,936	$4,174,682

(1)          Amounts represent actual production for the twelve-month period ended on October 31 of each year, respectively.

(2)          Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds, earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of December 31, 2005, the loss carryforward was $0.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

Reference is made to Item 1 of this Form 10-K.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of TEL Offshore Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust (the “Trust”) as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the financial statements, these financial statements were prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2005 and 2004, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005, on the comprehensive basis of accounting described in Note 3.

DELOITTE & TOUCHE LLP

Houston, Texas
March 31, 2006

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$3,175,221	$3,811,210
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,203,586 and $28,177,602 at December 31, 2005 and 2004, respectively	64,069	90,053
Total assets	$3,239,290	$3,901,263
Liabilities and Trust Corpus
Distribution payable to Unit holders	$1,811,018	$2,470,196
Reserve for future Trust expenses	1,364,203	1,341,014
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2005 and 2004)	64,069	90,053
Total liabilities and Trust corpus	$3,239,290	$3,901,263

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2005	2004	2003
Royalty income	$9,854,531	$5,987,936	$4,174,682
Interest income	15,160	8,201	7,891
	9,869,691	5,996,137	4,182,573
General and administrative expenses	(606,883)	(496,611)	(651,379)
Other—Texaco Settlement Agreement	—	—	75,000
(Increase)/Decrease in reserve for future Trust expenses	(23,191)	(155,319)	28,194
Distributable income	9,239,617	5,344,207	$3,634,388
Distributions per Unit (4,751,510 Units)	$1.944564	$1.124739	$0.764891

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2005	2004	2003
Trust corpus, beginning of year	$90,053	$154,619	$192,440
Distributable income	9,239,617	5,344,207	3,634,388
Distribution payable to Unit holders	(9,239,617)	(5,344,207)	(3,634,388)
Amortization of net overriding royalty interest	(25,984)	(64,566)	(37,821)
Trust corpus, end of year	$64,069	$90,053	$154,619

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

On October 30, 1992, PennzEnergy Company (“PennzEnergy”) (which merged with and into Devon Energy Production Company L.P. effective January 1, 2000) acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of these properties on October 30, 1992. PennzEnergy also assumed Chevron’s obligations under the Conveyance with respect to these properties.

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

Effective January 1, 1998 Energy Resource Technology, Inc. (“ERT”) acquired the East Cameron 354 property from SONAT. As a result of this acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed SONAT’s obligations under the Conveyance with respect to such property. In October 1998, Amerada Hess Corporation (“Amerada”) acquired the East Cameron 354 property from ERT effective January 1, 1998.

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

On June 6, 2003 Anadarko Petroleum Corporation (“Anadarko”) acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to The Royalty from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada’s obligations under the Conveyance with respect to this property.

Effective October 1, 2004, Apache Corporation (“Apache”) acquired Anadarko’s interest in East Cameron 354 and assumed Anadarko’s obligations under the Conveyance with respect to this property.

All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred.

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

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

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

(c)    the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2005 the reserve amount was $1,364,203. During the first and second quarters of 2004, the Trust used $148,798 and $56,333, respectively, from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses, when insufficient Royalty income was received by the Trust. At December 31, 2004 the reserve amount was $1,341,014 .

(d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

(e)    the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership’s interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at $48 million (unaudited) as of October 31, 2005. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

The Trust is currently administered by JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) (“Corporate Trustee”) and Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson (“Individual Trustees”), as trustees (“Trustees”).

(2)   Net Overriding Royalty Interest

The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, “Net Proceeds” means the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and the Special Cost Escrow account. The Special Cost Escrow account is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

Properties. Net proceeds do not include amounts received by the Working Interest Owners as advance gas payments, “take-or-pay” payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

As of October 9, 2001, Chevron Corporation merged with Texaco, and the Royalty Properties owned by TEPI were assigned to Chevron on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 99%, for 2005, 2004 and 2003 of crude oil revenues from the Royalty Properties. Sales to ChevronTexaco accounted for approximately 99%, 94% and 93% of total gas revenues from the Royalty Properties during 2005, 2004 and 2003, respectively.

The Trust’s share of Royalty income was reduced by approximately $418,000, $496,000 and $417,000 in 2005, 2004 and 2003, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust’s share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

(b)         Trust general and administrative expenses are recorded when paid, except for the cash reserved for future general and administrative expenses; and

(c)          The funds deposited or released from the Special Cost Escrow account are recorded at the time of payment or receipt. The Special Cost Escrow account is an account of the Working Interest Owners and is not reflected in the financial statements of the Trust.

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

The Trust reviews net overriding royalty interest in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee’s best estimate (based on advice and information provided by the Managing General Partner and working interest owners) of assumptions concerning expected future conditions. There were no write downs taken in the periods presented.

The Special Cost Escrow account (see Note 6) is established for future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. However, funds deposited to or released from the Special Cost Escrow account are included in Royalty income.

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

(4)   Distributions to Unit Holders

In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. These distributions are referred to as “distributable income”. The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.

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

Gulf Coast hurricanes caused significant damage during 2005. Even if platforms and facilities on the Royalty Properties are restored in a timely manner during 2006, delays in repairs on third-party transportation systems may continue to limit production and Royalty income from the Royalty Properties.

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

(5)   Negative Adjustments

During the quarter ended March 31, 2004, a Working Interest Owner informed the Trust that it had made errors in prior periods which resulted in prior period Net Proceeds being overstated. This Working Interest Owner, Chevron, which is also the Managing General Partner, of the Partnership, has advised the Trust that these errors consisted of:

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

(6)   Special Cost Escrow Account

The Special Cost Escrow is an account of the Working Interest Owners and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account The Trust’s share of interest generated from the Special Cost Escrow account, approximately $115,520, $66,700 and $56,000 for 2005, 2004 and 2003, respectively, serves to reduce the Trust’s share of allocated production costs. As of December 31, 2005, 2004 and 2003, approximately $5,616,000, $5,376,000 and $8,573,000 respectively, remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow account calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance.

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

In the first quarter of 2006, there was a net deposit of funds to the Special Cost Escrow Account of approximately $876,000. Deposits to the Special Cost Escrow Account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

In 2005, the Working Interest Owners deposited a net amount of approximately $239,000 into the Special Cost Escrow Account. In 2004, the Working Interest Owners released a net amount of approximately $3,268,000 into the Special Cost Escrow Account. The deposit and releases were made primarily due to changes in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

(7)   Federal Income Tax Matters

The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each Unit holder will be treated as owning an interest in the Partnership.

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

(9)   Supplemental Reserve Information (Unaudited)

Estimates of the proved oil and gas reserves attributable to the Partnership’s royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2005, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

The reserve volumes and revenue values attributable to the Partnership’s royalty interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership’s royalty interest and the retained interest of the Working Interest Owners in the Royalty

TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS (Continued)

Properties. Net reserves attributable to the Partnership’s royalty interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the subject properties based on the ratio of the Partnership’s interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership’s royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership’s royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership’s royalty interest are located in the United States. Total future net revenues attributable to the Partnership’s interest in the Royalty were estimated at $48.0 million as of October 31, 2005 based on the reserve study of Degolyer and MacNaughton.

The Partnership’s share of gas sales can be recorded by the Working Interest Owner on the cash method of accounting or based on actual production. When revenues are reported based on actual production, there is no gas imbalance created. Under the cash method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. The Partnership’s Royalty income for a period reflects the actual gas sold during the period. The Working Interest Owners of the East Cameron 371/381 property advised the Trust that, as of October 31, 2004, 26,891 Mcf had been overtaken by the Working Interest Owners from this property. In addition, the Working Interest Owners of the East Cameron 353 and West Cameron 643 properties advised the Trust that, as of October 31, 2004, 518 Mcf and 23,340 Mcf respectively, had been undertaken by the Working Interest Owners from these properties. The Partnership’s share of revenues related to the overtaken gas was included in the Partnership’s Royalty income in the periods during which the gas was sold. During 2005, all cumulative gas imbalances with the Trust were settled with the Working Interest Owner.

Distributable income for the Partnership for the periods ended December 31, 2005, 2004 and 2003 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2005, 2004 and 2003, respectively.

(10)   Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2005*:
Royalty income	$526,972	$1,895,230	$5,591,822	$1,840,507
Distributable income	$316,435	$1,664,525	$5,447,639	$1,811,018
Distributions per Unit	$0.066597	$0.350315	$1.146507	$0.381145
2004*:
Royalty income	$—	$83,857	$3,316,095	$2,587,984
Distributable income	$—	$—	$2,874,011	$2,470,196
Distributions per Unit	$—	$—	$0.604863	$0.519876

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

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Item 1A. Risk Factors “—None of the Trustees, the Trust nor its Unit holders control the operation or development of the Royalty Properties and have little influence over operation or development” in the Trust’s Form 10-K, and “Note 5—Negative Adjustments” of the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operating” relating to operating information on East Cameron 371/381 included in this Form 10-K, for a decription of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control Over Financial Reporting.   During the year ended December 31, 2005, there has been no change in the Corporate Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee’s internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

There are no directors or executive officers of the Registrant. The Trustees consist of a Corporate Trustee and three Individual Trustees. JPMorgan Chase Bank serves as the Corporate Trustee, and Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson serve as the three Individual Trustees. Any Trustee may be removed by the affirmative vote of two Individual Trustees or by the affirmative vote of a majority of the Units at a meeting of Unit holders of beneficial interest in the Trust at which a quorum is present.

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

None.

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

Crude oil sales to ChevronTexaco accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2005 and 2004.

The Trust’s share of Royalty income was reduced by approximately $418,000 in 2005 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust’s share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2005.

Effective August 31, 1996, Chevron U.S.A. Inc.’s Natural Gas Business Unit and Warren Petroleum Company merged with Dynegy (formerly named NGC Corporation). As of February 28, 2002, Chevron Texaco  owned approximately 26% of the voting stock of Dynegy and Chevron was obligated to sell substantially all of its natural gas produced and owned or controlled by it in the lower 48 states to Dynegy. In January 2003, Chevron terminated all of its natural gas contracts with Dynegy. In April 2003, ChevronTexaco formed a new division called “ChevronTexaco Natural Gas” to market most of its production to various third party purchasers under a mix of term and spot agreements.

On October 9, 2001, the stockholders of Chevron Corporation and Texaco approved the merger of the two companies to form ChevronTexaco Corporation. ChevronTexaco has advised that as of May 1, 2002, the oil and gas leases of TEPI on West Cameron 643 and Ship Shoal 371/381 were assigned to Chevron.

PART IV

Item 14.                 Principal Accountant Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustees.

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of Tel Offshore Trust financial statements for 2005 and 2004 and fees billed for other services rendered by Deloitte & Touche LLP.

	2005	2004
Audit fees	$154,000	$140,000
Audit-related fees	—	—
Tax fees	7,500	6,000
All other fees	—	—
Total fees	$161,500	$146,000

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

			SEC File or Registration Number	Exhibit Number
4	(a)*

Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)

			0-6910	4(a)
4	(b)*

Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)

			0-6910	4(b)
4	(c)*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(c)
4	(d)*	Amendments to TEL Offshore Trust Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(d)
4	(e)*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(e)
10	(a)*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	10(a)
10	(b)*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(b)
10	(c)*

Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)

			0-6910	10(c)
10	(d)*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2006.

TEL OFFSHORE TRUST
By:	JPMORGAN CHASE BANK, Corporate Trustee
By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President & Trust Officer

	Signature	Date
JPMORGAN CHASE BANK, Corporate Trustee
By:	/s/ MIKE ULRICH	March 31, 2006
Mike Ulrich, Vice President &
Trust Officer
INDIVIDUAL TRUSTEES
	/s/ DANIEL O. CONWILL, IV	March 31, 2006
Daniel O. Conwill, IV, Individual Trustee
	/s/ GARY C. EVANS	March 31, 2006
Gary C. Evans, Individual Trustee
	/s/ JEFFREY S. SWANSON	March 31, 2006
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