Form 10-Q
period 2006-03-31
TEL OFFSHORE TRUST
filed 2006-05-15
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to

Commission File Number: 0-6910

TEL OFFSHORE TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6004064
(State or other jurisdiction of	I.R.S. Employer
Incorporation, or Organization)	Identification No.)
JPMorgan Chase Bank, N.A.
Worldwide Security Services
700 Lavaca Street
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (800) 852-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act

(Check one): Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 15, 2006—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust’s most recent Form 10-K under Item 1A “Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$1,199,813	$3,175,221
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,206,075 and $28,203,586, respectively	61,580	64,069
Total assets	$1,261,393	$3,239,290
Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$1,811,018
Reserve for future Trust expenses	1,199,813	1,364,203
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	61,580	64,069
Total liabilities and Trust corpus	$1,261,393	$3,239,290

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Royalty income	$—	$526,972
Interest income	4,792	2,821
	4,792	529,793
Decrease/(Increase) in reserve for future Trust expenses	164,390	(68,906)
General and administrative expenses	(169,182)	(144,452)
Distributable income	$—	$316,435
Distributions per Unit (4,751,510 Units)	$.000000	$.066597

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Trust corpus, beginning of period	$64,069	$90,053
Distributable income	—	316,435
Distribution payable to Unit holders	—	(316,435)
Amortization of net overriding royalty interest	(2,489)	(2,601)
Trust corpus, end of period	$61,580	$87,452

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

Note 2—Basis of Accounting

The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank, N.A. (“Corporate Trustee”) in accordance with the instructions to Form 10-Q and does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the “Trustees”) believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Special Cost Escrow account (Note 5) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilites and for the estimated amount of future capital expenditures on the Royalty Properties. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. However, funds deposited to or released from the Special Cost Escrow account are included in Royalty income.

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

Note 3—Net Overriding Royalty Interest

The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, “Net Proceeds” means the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a Special Cost Escrow account. The Special Cost Escrow account (See Note 5) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, “take-or-pay” payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

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

Note 5—Special Cost Escrow Account

The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2006, there was a net deposit of funds to the Special Cost Escrow account of $876,000. In the first quarter of 2005, there was a net deposit of funds to the Special Cost Escrow account of $1,944,000. As of March 31, 2006, $6,492,125 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2006 was calculated to be $1,504,904. During the first quarter of 2006, the Trust used $164,390 from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $1,199,813 as of March 31, 2006. The reserve amount at March 31, 2005 was $1,409,920. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income in future periods.

Note 7—Subsequent Events

Based on pending capital projects and the anticipated timing of restoring production and revenues on various properties, it is currently expected that an additional deposit to the Trust’s Special Cost Escrow will be required during the Trust’s second quarter of 2006 and that no distributable income will be available for that period.

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

Financial Review

Three Months Ended March 31, 2006 and 2005

There were no distributions to the Unit holders for the three months ended March 31, 2006 as compared to $316,435 or $.066597 per Unit for the same period in 2005. The reason for no distributable income for the first quarter of 2006 was primarily as a result of damages caused to the royalty properties by Hurricanes Rita and Katrina discussed below in “—Operational Review” and a required deposit to the Special Cost Escrow account.

Crude oil and condensate revenues decreased $2,733,769 to $5,637,176 in the first quarter of 2006 as compared to $8,370,945  in the first quarter of 2005, due to damages caused by Hurricanes Rita and Katrina. The average price of crude oil and condensate increased from $44.58 per barrel in the first quarter of 2005 to $56.60 per barrel in the first quarter of 2006.

Gas revenues decreased $2,933,823, or 84%, to $560,132 in the first quarter of 2006 from $3,493,955 in the first quarter of 2005, due to a decrease in gas volumes of 83% to 84,153 Mcf in the first quarter of 2006 from 493,708 Mcf in the first quarter of 2005, and by a $0.42 or 6% decrease in the average price received for natural gas to $6.66 per Mcf in the first quarter of 2006 from $7.08 per Mcf in the first quarter of 2005. Gas products revenue decreased $356,825, to $109,892 in the first quarter of 2006 from $466,717 in the first quarter of 2005 due primarily to a decrease in production volume of 426,760 gallons to 141,784 gallons from 568,544 gallons.

The Trust’s share of capital expenditures increased $454,853, from $1,272,714 in the first quarter of 2005 to $1,727,567 in the first quarter of 2006. The increase in capital expenditures for the first quarter of 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

The Trust did not have undistributed net income in the first quarter of 2006.

In the first quarter of 2006, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the funds deposited was $876,000. The deposit was primarily a result of additional future estimated abandonment costs and future capital expenditures. As of March 31, 2006, $6,492,125 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow see “Special Cost Escrow” account below.

In the first quarter of 2005, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the funds deposited was $1,944,000.

Reserve for Future Trust Expenses

In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2006 was calculated to be $1,504,904. During the first quarter of 2006, the Trust used $164,390 from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $1,199,813 as of March 31, 2006. The reserve amount for 2005 was $1,409,920. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income in future periods.

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

Operational Review

Three Months Ended March 31, 2006 and 2005

The following operational information has been based on information provided to the Corporate Trustee by Chevron as the Managing General Partner of the Partnership and by the applicable Working Interest Owners. The Trustees have no control over these operations or internal controls relating to this information.

At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter. The time it will take to resume this production is uncertain, and some of the volumes may not be sufficiently economic to restore. The impact to the Trust properties is estimated to be a 68% reduction in production. Eugene Island 339 remains shut-in, but production is currently expected to resume at the end of 2006 after a new sales platform is built by the operator to replace the Eugene Island 338 sales platform destroyed by Hurricane Rita, and assuming transportation availability is fully restored on a third-party transmission pipeline that incurred significant hurricane-related damages. The operator of this pipeline has advised that hurricane-related damages on their pipeline are more extensive than previously thought, and the Working Interest Owner has advised the Trustee that it is currently evaluating various alternatives for transportation as production is also restored. The Working Interest Owner has also advised the Trust that it is working on a project to compress and re-inject gas to the B-5 well, which would allow the operator to increase oil production and to limit flaring of gas. On Ship Shoal 182/183, gas production remains shut-in due to the Tennessee Gas pipeline being down. Major repairs are expected to be completed in late May and gas production on Ship Shoal 182/183 is expected to resume in June of 2006. On West Cameron 643, production has remained shut-in since September 2005 following Hurricane Rita’s major damage to various platforms, but repairs are close to completion and gas production on this field is expected to resume in mid-2006.

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues increased from $4,251,634 in the first quarter of 2005 to $4,596,633 in the first quarter of 2006, partially offset by a decrease in net crude oil production from 91,356 barrels in the first quarter of 2005 to 76,556 barrels in the first quarter of 2006, which included an adjustment of 6,447 barrels relating to the fourth quarter of 2005. The average crude oil price increased from $46.54 per barrel in the first quarter of 2005 to $60.04 per barrel for the same period in 2006. Gas revenues decreased from $1,627,972 in the first quarter of 2005 to $0 in the first quarter of 2006 due to damages caused by Hurricanes Rita and Katrina that caused gas production to decrease from 230,289 Mcf in the first quarter of 2005 to 0 Mcf in the first quarter of 2006. Capital expenditures increased from $657,885 in the first quarter of 2005 to $718,062 in the first quarter of 2006 primarily due to repair and upgrade work on the platforms associated with damages caused by Hurricanes Rita and Katrina. Operating expenses increased from $309,907 in the first quarter of 2005 to $539,059 for the same period in 2006.

Eugene Island 339 net crude oil revenues decreased from $3,995,299 in the first quarter of 2005 to $941,690 for the same period in 2006 due to a decrease in volumes to 21,299 barrels from 93,732 barrels in the first quarter of 2005. In addition, the average crude oil price increased from $42.62 per barrel in the first quarter of 2005 to $44.21 per barrel in the first quarter of 2006. Gas revenues decreased from $1,519,141 in the first quarter 2005 to $547,819 in the first quarter of 2006 primarily due to a decrease in natural gas volumes from 211,558 Mcf in the first quarter of 2005 to 83,101 Mcf in the first quarter of 2006. Capital expenditures increased from $589,057 in the first quarter of 2005 to $962,783 in the first quarter of 2006 due to repair and upgrade work on the platforms associated with damages caused by Hurricanes Rita and Katrina. Operating expenses decreased from $337,108 in the first quarter of 2005 to $206,737 in the first quarter of 2006.

West Cameron 643 gas revenues decreased from $296,606 in the first quarter of 2005 to $0 in the first quarter of 2006. This is due to a decrease in gas volumes from 44,773 Mcf in the first quarter of 2005 to 0 Mcf for the same period in 2006. Operating expenses increased from $154,926 in the first quarter of 2005 to $169,016 for the same period in 2006, and capital expenditures increased from $1,034 in the first quarter of 2005 to $46,155 for the same period in 2006.

East Cameron 371/381 crude oil revenues decreased from $1,005 in the first quarter of 2005 to $0 in the first quarter of 2006 primarily due to the decrease in crude oil production from 22 barrels in the first quarter of 2005 to 0 barrels for the same period in 2006. Gas revenues decreased from $10,770 in the first quarter of 2005 to $0 in the first quarter of 2006. This is due to a decrease in gas volumes from 1,476 Mcf in the first quarter of 2005 to 0 Mcf for the same period in 2006. Operating expenses decreased from $12,012 in the first quarter of 2005 to $4,033 in the first quarter of 2006.

Future Net Revenues and Termination of the Trust

Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2005 future net revenues attributable to the Trust’s royalty interests were estimated at $48.0 million. Estimates of proved oil and gas reserves attributable to the Partnership’s royalty interest are based on existing economic and operating conditions in effect at October 31, 2005 in order to correspond to with distributions to the Trust. Such reserve study also indicates that approximately 71% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust’s 2005 Annual Report on Form 10-K. The Trust’s Form 10-K is available at the SEC’s website at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

The Conveyance provides for reserving funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2006, there was a net deposit of funds to the Special Cost Escrow account of $876,000. The deposit was primarily a result of additional future estimated abandonment costs and future capital expenditures.

As of March 31, 2006, $6,492,125 remained in the Special Cost Escrow account.

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

	Royalty Properties
	Three Months Ended
	March 31,(1)
	2006	2005
Crude oil and condensate (bbls)	99,608	187,778
Natural gas and gas products (Mcfe)	104,408	574,929
Crude oil and condensate average price, per bbl	$56.60	$44.58
Natural gas average price, per Mcf (excluding gas products)	$6.66	$7.08
Crude oil and condensate revenues	$5,637,176	$8,370,945
Natural gas and gas products revenues	670,025	3,960,672
Production expenses	(1,208,736)	(1,259,653)
Capital expenditures	(1,727,567)	(1,272,714)
Undistributed net income(2)	—	—
Refund of (provision for) Special Cost Escrow	(3,370,898)	(7,691,152)
Net Proceeds	—	2,108,098
Royalty interest	x25%	x25%
Partnership share	—	527,025
Trust interest	x99.99%	x99.99%
Trust share of Royalty income	$—	$526,972

(1)          Amounts represent actual production for the three month period ended January of each year, respectively.

(2)          Undistributed net loss represents negative net proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive net proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive net proceeds, generated during the respective period, that were applied to an existing loss caryforward. As of March 31, 2006, the loss carryforward was $0.

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2005. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

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

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production. (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Item 1A. Risk Factors “—None of the Trustees, the Trust nor its Unit holders control the operation or development of the Royalty Properties and have litte influence over operation or development” in the Trust’s Form 10-K for the year ended December 31, 2005, and “Note 5—Negative Adjustments” of the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operating” relating to operating information on East Cameron 371/381 included in the Annual Report on Form 10-K for the year ended December 31, 2005 for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control Over Financial Reporting.   During the three months ended March 31, 2006, there has been no change in the Corporate Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee’s internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

Item 1A.                Risk Factors.

There have not been any material changes from risk factors previously disclosed in the Trust’s Form 10-K in response to Item 1A of Part 1 of its Form 10-K for the year ended December 31, 2005.

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

Date: May 15, 2006

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.