Form 10-Q
period 2006-06-30
TEL OFFSHORE TRUST
filed 2006-08-14
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-06910

TEL OFFSHORE TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6004064
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation, or Organization)	Identification No.)
JPMorgan Chase Bank, N.A.
Institutional Trust Services
221 West Sixth Street
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

(800) 852-1422

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 14, 2006—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust’s 2005 Annual Report on Form 10-K under Part I, Item 1A. “Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$1,010,984	$3,175,221
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,208,041 and $28,203,586, respectively	59,614	64,069
Total assets	$1,070,598	$3,239,290
Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$1,811,018
Reserve for future Trust expenses	1,010,984	1,364,203
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	59,614	64,069
Total liabilities and Trust corpus	$1,070,598	$3,239,290

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Royalty income	$—	$1,895,230	$—	$2,422,202
Interest income	3,990	3,037	8,782	5,858
	3,990	1,898,267	8,782	2,428,060
(Increase) decrease in reserve for future Trust expenses	188,829	(51,859)	353,219	(120,765)
General and administrative expenses	(192,819)	(181,883)	(362,001)	(326,335)
Distributable income	$—	$1,664,525	$—	$1,980,960
Distributions per Unit (4,751,510 Units)	$.000000	$.350315	$.000000	$.416912

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Trust corpus, beginning of period	$61,580	$87,452	$64,069	$90,053
Distributable income	—	1,664,525	—	1,980,960
Distribution payable to Unit holders	—	(1,664,525)	—	(1,980,960)
Amortization of net overriding royalty interest	(1,966)	(9,032)	(4,455)	(11,633)
Trust corpus, end of period	$59,614	$78,420	$59,614	$78,420

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Recent Events—Cash Income Distribution

Based upon the significantly reduced oil and gas production due to hurricane-related damages in the areas where our oil and gas properties are located during the second half of 2005, the current and future expected deficit for expenditures subject to recovery from future royalty income, estimated future capital expenditure projects for repairs or tie-backs to alternative pipelines, and additional potential future exploratory activities being considered by Working Interest Owners, the Corporate Trustee does not expect there to be any cash income distributions during 2006 and potentially during a portion or all of 2007.

Note 2—Trust Organization

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

On April 8, 2006, JPMorgan Chase Bank, N.A., and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase’s corporate trust business. The transaction has been approved by both companies boards of directors. Subject to regulatory approvals, the transaction is expected to close late in the third quarter or fourth quarter of 2006. The transaction is not expected to have any material effect on the Trust.

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

Note 4—Distributions to Unit Holders

In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. Such distributions are referred to as “distributable income.” The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution. See Note 8.

Note 5—Special Cost Escrow Account

The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. As of June 30, 2006, $6,496,132 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2006 was calculated to be $1,512,997. During the six months ended June 30, 2006, the Trust used $353,219 from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $1,010,984 as of June 30, 2006. The reserve amount at June 30, 2005 was $1,461,779. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income in future periods.

Note 7—Texas Margin Tax

The Texas legislature recently passed H.B. 3, 79th Leg., 3d C.S. (2006), which was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. The margin tax expands the type of entities subject to tax to generally include all active business entities, including corporations and limited liability companies currently subject to the franchise tax. The new margin tax also will apply to the following common entity types that are not currently subject to tax: general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, and joint ventures. The effective date of the margin tax is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter.

Trusts and partnerships that meet statutory requirements and receive at least 90% of their gross income from designated sources, including royalties from mineral properties, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the margin tax as “passive entities.” Although the income of the Trust consists primarily of royalty income from the sale of crude oil and natural gas, there is no clear authority that the Trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, prior to clarification by additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the trust level. The Corporate Trustee is continuing to evaluate the impacts of HB3 to the Trust.

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

Financial Review

Three Months Ended June 30, 2006 and 2005

There were no distributions to the Unit holders for the three months ended June 30, 2006 as compared to  $1,664,525, or $.350315 per Unit, for the same period in 2005. There was no distributable income for the second quarter of 2006 primarily as a result of damages caused to the Royalty Properties by Hurricanes Rita and Katrina discussed below in “—Operational Review” and a required deposit to the Special Cost Escrow account.  As a result of such events,  the Corporate Trustee does not expect there to be any cash income distributions during 2006 and potentially during a portion or all of 2007.

Crude oil and condensate revenues decreased $2,580,587, or 32%, to $5,400,972 in the second quarter of 2006 as compared to $7,981,559 in the second quarter of 2005, due to a 48% decrease in crude oil and condensate volume to 89,309 barrels in the second quarter of 2006 from 172,778 barrels in the second quarter of 2005. The decrease is partially offset by a 31% increase in the average price of crude oil and condensate to $60.47 per barrel in the second quarter of 2006 from $46.20 per barrel in the second quarter of 2005.

Gas revenues decreased $3,351,929, or 99%, to $23,169 in the second quarter of 2006 from $3,375,098 in the second quarter of 2005, due to an decrease in gas volumes of 99% to 2,654 Mcf in the second quarter of 2006 from 503,949 Mcf in the second quarter of 2005, offset by a 30% increase in the average price received for natural gas to $8.73 per Mcf in the second quarter of 2006 from $6.70 per Mcf in the second quarter of 2005. Gas products revenue decreased $359,970, or 99%, to $2,216 in the second quarter of 2006 from $362,186 in the second quarter of 2005, due primarily to a decrease in production volume of 467,473 gallons, or 99%, to 2,478 gallons in the second quarter of 2006 from 469,951 gallons in the second quarter of 2005.

The Trust’s share of capital expenditures increased $4,932,218, from $722,191 in the second quarter of 2005 to $5,654,409 in the second quarter of 2006. The increase in capital expenditures for the second quarter of 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

The Trust did not have undistributed net income in the second quarter of 2006.

In the second quarter of 2005, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the funds deposited during this quarter was $384,753

In the second quarter of 2006, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the net funds deposited was $16,028. As of June 30, 2006, $6,496,132 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account”, below.

Six Months Ended June 30, 2006 and 2005

There were no distributions to the Unit holders for the six months ended June 30, 2006 as compared to $1,980,960, or $0.4169129 per Unit, for the six months ended June 30, 2005. The decrease in distributable income during 2006 resulted primarily to damages caused to the Royalty Properties by Hurricanes Rita and Katrina and required deposits to the Special Cost Escrow account.

Crude oil and condensate revenues decreased $5,314,356, or 33%, to $11,038,148 in the first six months of 2006 as compared to $16,352,504 for the same period in 2005, due to damages caused by Hurricanes Rita and Katrina, which was partially offset by an increase in the average price of Crude oil and condensate from $45.35 per barrel to $58.43 per barrel during these periods.

Gas revenues decreased $6,285,752, or 92%, to $583,301 in the first six months of 2006 from $6,869,053 for the same period in 2005, due to a 2% decrease in the average price received for natural gas to $6.72 per Mcf in the first six months of 2006 from $6.89 per Mcf in the same period of 2005, in addition to a decrease in gas volumes of 91% to 107,415 Mcf in the first six months of 2006 from 1,146,013 Mcf for the same period in 2005. Gas products revenue decreased $716,795, or 86%, to $112,108 in the first six months of 2006 from $828,903 in the same period of 2005, primarily due to a decrease in production volume of 894,233 gallons, or 86%, to 144,262 gallons in the first six months of 2006 from 1,038,495 gallons in the same period of 2005.

The Trust’s share of capital expenditures increased $5,387,071, from $1,994,905 in the first six months of 2005 to $7,381,976 in the same period of 2006. The increase in capital expenditures for the first six months of 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

The Trust did not have undistributed net income in the first six months of 2006.

In the first six months of 2006, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the net funds deposited was $892,028. In the first six months of 2005, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the net funds deposited was $2,325,747.  As of June 30, 2006, $6,496,132 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account”, below.

Reserve for Future Trust Expenses

In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2006 was calculated to be $1,512,997. During the second quarter of 2006, the Trust used $188,829 from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $1,010,984 as of June 30, 2006. The reserve amount at June 30, 2005 was $1,461,779. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income in future periods.

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

Operational Review

Three Months Ended June 30, 2006 and 2005

The following operational information has been based on information provided to the Corporate Trustee by Chevron as the Managing General Partner of the Partnership and by the applicable Working Interest Owners. The Trustees have no control over these operations or internal controls relating to this information.

At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter. The time it will take to resume this production is uncertain, and some of the volumes may not be sufficiently economic to restore. The 2006 impact to the Trust properties is estimated to be a 68% reduction in production as compared to pre-hurricane volumes during 2005. Eugene Island 339 remains shut-in, but production is currently expected to resume at the end of 2006 after a new sales point is built by the operator to replace the Eugene Island 338 sales point destroyed by Hurricane Rita, and assuming transportation availability is fully restored on a third party transmission pipeline that incurred significant hurricane-related damages. The operator of this pipeline has advised that the hurricane-related damages on their pipeline are more extensive than previously thought, and the Working Interest Owner has advised the Trustee that it is currently evaluating various alternatives for transporation as production is also restored. The Working Interest Owner has also advised the Trust that it is working on a project to compress and re-inject gas to the B-5 well, which would allow the operator to increase oil production and to limit flaring of gas. On Ship Shoal 182/183, gas production remaines shut in due to the Tennessee Gas pipeline being down. Major repairs are expected to be completed in early August and full production is expected to resume in 4Q06. On West Cameron 643, production has remained shut in since September 2005 following Hurricane Rita’s major damage to various platforms, but repairs are close to completion and gas production on this field is expected to resume mid-2006.

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues decreased from $3,846,974 in the second quarter of 2005 to $3,632,946 in the second quarter of 2006, primarily due to a decrease in net crude oil production from 79,934 barrels in the second quarter of 2005 to 59,190 barrels in the second quarter of 2006. The decrease was partially offset by an increase in the average crude oil price from $48.13 per barrel in the second quarter of 2005 to $61.38 per barrel for the same period in 2006. Gas revenues decreased from $1,434,114 in the second quarter of 2005 to $0 in the second quarter of 2006 due to damages caused by Hurricanes Rita and Katrina that caused gas production to decrease from 212,176 Mcf in the second quarter of 2005 to 0 Mcf in the second quarter of 2006. Capital expenditures increased from $502,888 in the second quarter of 2005 to $4,050,969 in the second quarter of 2006 primarily due to repair and upgrade work on the platforms associated with damages caused by Hurricanes Rita and Katrina. Operating expenses increased from $360,372 in the second quarter of 2005 to $472,293 for the same period in 2006.

Eugene Island 339 net crude oil revenues decreased from $4,057,493 in the second quarter of 2005 to $1,648,164 for the same period in 2006 due to a decrease in volumes from 91,480 barrels in the second quarter of 2005 to 28,130 barrels in the second quarter of 2006. In addition, the average crude oil price increased from $44.35 per barrel in the second quarter of 2005 to $58.59 per barrel in the second quarter of 2006. Gas revenues decreased from $1,657,935 in the second quarter of 2005 to $0 in the second quarter of 2006 due to damages caused by Hurricanes Rita and Katrina that caused gas production to decrease from 241,059 Mcf in the second quarter of 2005 to 0 Mcf in the second quarter of 2006. Capital expenditures increased from $154,062 in the second quarter of 2005 to $1,602,231 in the second quarter of 2006 primarily due to repairs associated with hurricane-related damages. Operating expenses increased from $322,497 in the second quarter of 2005 to $369,461 in the second quarter of 2006.

West Cameron 643 gas revenues decreased from $351,773 in the second quarter of 2005 to $0 in the second quarter of 2006 due to damages caused by Hurricanes Rita and Katrina that caused gas production to decrease from 65,640 Mcf in the second quarter of 2005 to 0 Mcf in the second quarter of 2006. Operating expenses decreased from $897,638 in the second quarter of 2005 to $48,892 for the same period in 2006, and capital expenditures decreased from $52,058 in the second quarter of 2005 to $1 for the same period in 2006.

East Cameron 371/381 crude oil revenues changed from ($43,572) in the second quarter of 2005 to $0 in the second quarter of 2006, primarily due to a reversal of $44,201 for East Cameron 381 block wells during the 2005 period. Gas revenues changed from ($101,385) for the second quarter of 2005 to $0 for the same period in 2006, primarily due to a reversal of $111,676 from East Cameron 381 block wells during the 2005 period. Capital expenditures were ($1,562) in the second quarter of 2005 and were $0 for the same period in 2006. Operating expenses were ($31,631) in the second quarter of 2005 and were $4,168 for the same period in 2006.

Six Months Ended June 30, 2006 and 2005

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues increased from $8,098,608 in the first six months of 2005 to $8,229,579 in the same period in 2006, partially offset by a decrease in net crude oil production from 171,290 barrels in the first six months of 2005 to 135,746 in the same period of 2006. The decrease was partially offset by an increase in the average crude oil price from $47.28 per barrel in the first six months of 2005 to $60.92 per barrel for the same period in 2006. Gas revenues decreased from $3,062,086 in the first six months of 2005 to $0 in the same period of 2006. Gas production decreased from 442,465 Mcf in the first six months of 2005 to 0 Mcf in the same period of 2006 due to hurricane-related damages. There were no natural gas sales and thus no average sales price in the first six months of 2006 compared to $6.92 per Mcf for the same period in 2005 due to hurricane-related damages. Capital expenditures increased from $1,160,773  in the first six months of 2005 to $4,769,031 in the same period of 2006 primarily due to hurricane-related repairs. Operating expenses increased from $670,279  in the first six months of 2005 to $1,011,352 for the same period in 2006.

Eugene Island 339 net crude oil revenues decreased from $8,052,792 in the first six months of 2005 to $2,589,854 for the same period in 2006, due to a decrease in volumes from 185,212 barrels in the first six months of 2005 to 49,429 barrels in the first six months of 2006. The average crude oil prices increased from $43.48 per barrel in the first six months of 2005 to $52.40 per barrel for the same period in 2006. Gas revenues decreased from $3,177,076 in the first six months 2005 to $547,819 for the same period in 2006, primarily due to a decrease in natural gas volumes from 452,617 Mcf in the first six months of 2005 to

83,101 Mcf for the same period in 2006. Capital expenditures increased from $743,119 in the first six months of 2005 to $2,565,014 in the same period in 2006, due to hurricane-related damages. Operating expenses decreased from $659,605 in the first six months of 2005 to $576,198 in the same period in 2006.

West Cameron 643 gas revenues decreased from $648,379 in the first six months of 2005 to $0 for the period in 2006. This is due to a decrease in gas volumes from 110,413 Mcf in the first six months of 2005 to 0 Mcf for the same period in 2006. Operating expenses decreased from $1,052,564 for the first six months of 2005 to $217,908 for the same period in 2006, and capital expenditures decreased from $53,092 for the first six months of 2005 to $46,156 for the same period in 2006.

East Cameron 371/381 crude oil revenues were ($42,567) in the first six months of 2005 and $0 for the same period in 2006. Gas revenues were ($90,615) for the first six months of 2005 and $0 for the same period in 2006. Capital expenditures were ($1,561) in the first six months of 2005 and were $0 for the same period in 2006. Operating expenses were ($19,619)  in the first six months of 2005 and were $8,201 for the same period in 2006. The 2005 decreases for East Cameron 371/381 are due to the Working Interest Owner including production and expenses in previous quarters related to the East Cameron 381 block wells A-1 and A-3 in the Trust’s activity and the Trust not having an interest in these wells. The adjustments were made in the second quarter of 2005 to correct this error.

Future Net Revenues and Termination of the Trust

Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated that as of October 31, 2005 future net revenues attributable to the Trust’s royalty interests were estimated at $48.0 million. Estimates of proved oil and gas reserves attributable to the Partnership’s royalty interest are based on existing economic and operating conditions in effect at October 31, 2005 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 71% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, including the discovery of new proved reserves as a result of exploratory drilling, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust’s 2005 Annual Report on Form 10-K. The Form 10-K is available at the SEC’s website www.sec.gov.

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

Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2006, there was a net deposit of funds to the Special Cost Escrow account of $880,000. In the first six months of 2005, there was a net deposit of funds to the Special Cost Escrow account of $2,325,747.

As of June 30, 2006, $6,496,132 remained in the Special Cost Escrow account.

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

	Royalty Properties Three Months Ended June 30,(1)
	2006	2005
Crude oil and condensate (bbls)	89,309	172,778
Natural gas and gas products (Mcfe)	3,008	571,084
Crude oil and condensate average price, per bbl	$60.47	$46.20
Natural gas average price, per Mcf (excluding gas products)	$8.73	$6.70
Crude oil and condensate revenues	$5,400,972	$7,981,559
Natural gas and gas products revenues	25,385	3,737,284
Production expenses	(1,271,653)	(1,979,820)
Capital expenditures	(5,654,409)	(722,191)
Undistributed net loss (income)(2)	1,515,733	0
Refund of (provision for) Special Cost Escrow	(16,028)	(1,435,154)
Net Proceeds	$—	$7,581,678
Royalty interest	x25%	x25%
Partnership share	$—	$1,895,420
Trust interest	x99.99%	x99.99%
Trust share of Royalty Income	$—	$1,895,230

(1)       Amounts represent actual production for the three-month period ended April of each year respectively.

(2)       Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2006, the loss carryforward was $1,515,733.

	Royalty Properties Six Months Ended June 30,
	2006	2005
Crude oil and condensate (bbls)	188,917	360,556
Natural gas and gas products (Mcfe)	107,415	1,146,013
Crude oil and condensate average price, per bbl	$58.43	$45.35
Natural gas average price, per Mcf (excluding gas products)	$6.72	$6.89
Crude oil and condensate revenues	$11,038,148	$16,352,504
Natural gas and gas products revenues	695,409	7,697,956
Production expenses	(2,480,389)	3,241,179
Capital expenditures	(7,381,976)	(1,994,905)
Undistributed net income(1)	1,515,733	0
Refund of (provision for) Special Cost Escrow	(3,386,926)	9,124,600
Net Proceeds	$—	$9,689,776
Royalty interest	x25%	x25%
Partnership share	$—	$2,422,444
Trust interest	x99.99%	x99.99%
Trust share of Royalty Income	$—	$2,422,202

(1)       Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2006, the loss carryforward was $1,515,733.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2005. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

Item 4.                        Controls and Procedures.

Evaluation of disclosure controls and procedures.   The Corporate Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chevron, as the managing general partner of the Partnership, and the working interest owners to JPMorgan Chase Bank, N.A., as Corporate Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production. (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Part I, Item 1A. “Risk Factors—None of the Trustees, the Trust nor its Unit holders control the operation or development of the Royalty Properties and have litte influence over operation or development” and “—The Trustee relies on the Working Interest Owners and managing general partner for information regarding the Royalty Properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, and “Note 5—Negative Adjustments” of the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to operating information on East Cameron 371/381 included in the Annual Report on Form 10-K for the year ended December 31, 2005 for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust’s results of operations.

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

Part II—Other Information

Item 1A.                Risk Factors.

There have not been any material changes from risk factors previously disclosed in response to Item 1A to Part 1 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.        Exhibits.

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.) JPMorgan Chase Bank, N.A., was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Corporate Trustee, Texas Commerce Bank National Association,

			SEC File or Registration Number	Exhibit Number
4(a)*	—

Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)

			0-06910	4(a)
4(b)*	—

Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)

			0-06910	4(b)
4(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(c)
4(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(d)
4(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective Offshore Trust (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(e)
10(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992, of TEL Offshore Trust)	0-06910	10(a)
10(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(b)
10(c)*	—

Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)

			0-06910	10(c)
10(d)*	—

Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)

			0-06910	10(d)
31	—	Rule 13a-14(a) / 15(d)-14(a) Certification
32	—	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL OFFSHORE TRUST
By:	JPMorgan Chase Bank, N. A. Corporate Trustee
By:	/s/ MIKE ULRICH
Mike Ulrich Vice President

Date: August 14, 2006

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.