Form 10-Q
period 2006-09-30
TEL OFFSHORE TRUST
filed 2006-11-14
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from                         to

Commission File Number: 0-06910

TEL OFFSHORE TRUST

(Exact Name of Registrant as Specified in its Charter)

Texas	76-6004064
(State of Incorporation,	(I.R.S. Employer
or Organization)	Identification No.)
The Bank of New York Trust Company, N.A., Trustee
Global Corporate Trust
221 West Sixth Street
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

(Check one): Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2006—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 under Part I, Item 1A. “Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$877,804	$3,175,221
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,210,667 and $28,203,586, respectively	56,988	64,069
Total assets	$934,792	$3,239,290
Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$1,811,018
Reserve for future Trust expenses	877,804	1,364,203
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	56,988	64,069
Total liabilities and Trust corpus	$934,792	$3,239,290

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Royalty income	$—	$5,591,822	$—	$8,014,024
Interest income	3,628	3,850	12,410	9,708
	3,628	5,595,672	12,410	8,023,732
Decrease/(Increase) in reserve for future Trust expenses	133,181	19,270	486,400	(101,495)
General and administrative expenses	(136,809)	(167,303)	(498,810)	(493,638)
Distributable income	$—	$5,447,639	$—	$7,428,599
Distributions per Unit (4,751,510 Units)	$.000000	$1.146507	$.000000	$1.563419

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Trust corpus, beginning of period	$59,614	$78,420	$64,069	$90,053
Distributable income	—	5,447,639	—	7,428,599
Distribution payable to Unit holders	—	(5,447,639)	—	(7,428,599)
Amortization of net overriding royalty interest	(2,626)	(9,148)	(7,081)	(20,781)
Trust corpus, end of period	$56,988	$69,272	$56,988	$69,272

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

The Bank of New York Trust Company, N.A. is the Corporate Trustee of the Trust. The Bank of New York Trust Company succeeded JPMorgan Chase Bank, N.A. as the Corporate Trustee effective October 2, 2006 pursuant to an agreement under which The Bank of New York Trust Company acquired substantially all of JPMorgan Chase’s corporate trust business.

Note 3—Basis of Accounting

The accompanying unaudited financial information has been prepared by The Bank of New York Trust Company, N.A. (“Corporate Trustee”) in accordance with the instructions to Form 10-Q. The accompanying financial information does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements, although the Corporate Trustee and the individual trustees (collectively, the “Trustees”) believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Special Cost Escrow account (Note 6) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities and for the estimated amount of future capital expenditures on the Royalty Properties. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. However, funds deposited to or released from the Special Cost Escrow account are included in Royalty income.

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

Note 4—Net Overriding Royalty Interest

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

Note 5—Distributions to Unit Holders

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

Note 6—Special Cost Escrow Account

The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. As of September 30, 2006, $7,123,673 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 7—Reserve For Future Trust Expenses

The Trust made a determination in 1998 to maintain a cash reserve equal to three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2006 was calculated to be $1,504,904. During the nine months ended September 30, 2006, the Trust used $486,400 from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $877,804 as of September 30, 2006. The reserve amount at September 30, 2005 was $1,442,509. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income in future periods.

Note 8—Texas Margin Tax

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

Financial Review

Three Months Ended September 30, 2006 and 2005

There were no distributions to the Unit holders for the three months ended September 30, 2006 as compared to $5,447,639, or $1.146507 per Unit, for the same period in 2005. There was no distributable income for the third quarter of 2006 primarily as a result of damage caused to the Royalty Properties by Hurricanes Rita and Katrina discussed below in “—Operational Review” and a required deposit to the Special Cost Escrow account. As a result of such events, the Corporate Trustee does not expect there to be any cash income distributions during 2006 and potentially during a portion or all of 2007.

Crude oil and condensate revenues decreased $2,626,143, or 28%, to $6,859,202 in the third quarter of 2006 as compared to $9,485,345 in the third quarter of 2005, due to a 45% decrease in crude oil and condensate volume to 102,070 barrels in the third quarter of 2006 from 186,210 barrels in the third quarter of 2005. The decrease due to lower production volumes was partially offset by a 32% increase in the average price of crude oil and condensate to $67.20 per barrel in the third quarter of 2006 from $50.94 per barrel in the third quarter of 2005.

Gas revenues decreased $4,463,666, or 86%, to $701,359 in the third quarter of 2006 from $5,165,025 in the third quarter of 2005, due to a decrease in gas volumes of 85% to 107,013 Mcf in the third quarter of 2006 from 708,345 Mcf in the third quarter of 2005. The average price received for natural gas was

$6.55 per Mcf in the third quarter of 2006, compared to $7.29 per Mcf in the third quarter of 2005. Gas products revenue decreased 99% to $4,297 in the third quarter of 2006 from $335,178 in the third quarter of 2005, primarily due to a 99% decrease in production volumes to 4,092 gallons in the third quarter of 2006 from 422,508 gallons in the third quarter of 2005.

The Trust’s share of capital expenditures increased $1,053,931, from $515,985 in the third quarter of 2005 to $1,569,916 in the third quarter of 2006. The increase in capital expenditures for the third quarter of 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

The Trust did not have undistributed net income in the third quarter of 2006.

In the third quarter of 2005, there was a net release of funds from the Special Cost Escrow account. The Trust’s share of the funds released during this quarter was $2,337,030.

In the third quarter of 2006, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the net funds deposited was $592,718. As of September 30, 2006, $7,123,673 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account” below.

Nine Months Ended September 30, 2006 and 2005

There were no distributions to the Unit holders for the nine months ended September 30, 2006 as compared to $7,428,599, or $1.563419 per Unit, for the nine months ended September 30, 2005. The decrease in distributable income during 2006 resulted primarily to damages caused to the Royalty Properties by Hurricanes Rita and Katrina and required deposits to the Special Cost Escrow account.

Crude oil and condensate revenues decreased $7,940,499, or 31%, to $17,897,350 in the first nine months of 2006 as compared to $25,837,849 for the same period in 2005, due to damages caused by Hurricanes Rita and Katrina, which was partially offset by an increase in the average price of crude oil and condensate from $47.26 per barrel to $61.51 per barrel, respectively, during these periods.

Gas revenues decreased $10,749,418, or 89%, to $1,284,660 in the first nine months of 2006 from $12,034,078 for the same period in 2005, due to a 6% decrease in the average price received for natural gas to $6.63 per Mcf in the first nine months of 2006 from $7.05 per Mcf in the same period of 2005, in addition to a decrease in gas volumes of 89% to 193,820 Mcf in the first nine months of 2006 from 1,706,002 Mcf for the same period in 2005. Gas products revenue decreased $1,047,675 or 90%, to $116,406 in the first nine months of 2006 from $1,164,081 in the same period of 2005, primarily due to a decrease in production volume of 1,312,650 gallons, or 90%, to 148,354 gallons in the first nine months of 2006 from 1,461,004 gallons in the same period of 2005.

The Trust’s share of capital expenditures increased $6,441,002, from $2,510,890 in the first nine months of 2005 to $8,951,892 in the same period of 2006. The increase in capital expenditures for the first nine months of 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

The Trust did not have undistributed net income in the first nine months of 2006.

In the first nine months of 2006, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the net funds deposited was $1,472,956. In the first nine months of 2005,

there was a net release of funds into the Special Cost Escrow account. The Trust’s share of the funds released was $61,287. As of September 30, 2006, $7,123,673 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account” below.

Reserve for Future Trust Expenses

In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount for 2006 was calculated to be $1,504,904. During the third quarter of 2006, the Trust used $133,181 from the Trust’s cash reserve account to pay the Trust’s general and administrative expenses when insufficient Royalty income was received by the Trust, reducing the reserve amount held by the Trust to $877,804 as of September 30, 2006. The reserve amount at September 30, 2005 was $1,442,509. Amounts will be withheld to increase this reserve to its calculated balance when the Trust receives Royalty income in future periods.

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

At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter. The time it will take to resume this production is uncertain, and some of the volumes may not be sufficiently economic to restore. As of November 14, 2006, Eugene Island 339 gas sales have not resumed, but production is currently expected to resume at the end of 2006 after a new sales point is built by the operator to replace the Eugene Island 338 sales point destroyed by Hurricane Rita and, assuming transportation availability is fully restored on a third party transmission pipeline that incurred significant hurricane-related damages. The operator of this pipeline has advised that the hurricane-related damages on their pipeline were extensive, and the Working Interest Owner has advised the Trustee that it is currently evaluating various alternatives for transportation as production is also restored. The Working Interest Owner has also advised the Trust that it is working on a project to compress and re-inject gas to the B-5 well, which would allow the operator to increase oil production and to limit flaring of gas. Eugene Island 339 oil production increased during the third quarter of 2006 and is expected to increase further during the fourth quarter of 2006 as the B-5 well gas injection project is completed. On Ship Shoal 182/183, gas production and sales resumed in July and full production is expected to resume in the fourth quarter of 2006. On West Cameron 643, production was shut in from September 2005 following Hurricane Rita’s major damage to various platforms, but limited gas production resumed in late July 2006 before the wells loaded up and additional repairs were required.

Three Months Ended September 30, 2006 and 2005

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues decreased from $5,285,070 in the third quarter of 2005 to $4,175,138 in the third quarter of 2006, partially offset by an increase in the average crude oil price from $52.31 per barrel in the third quarter of 2005 to $67.93 per barrel for the same period in 2006. Crude oil production decreased from 101,042 barrels in the third quarter of 2005 to 61,465 barrels in the third quarter of 2006. Gas revenues decreased from $2,006,142 in the third quarter of 2005 to $663,176 in the third quarter of 2006, primarily due to a decrease in gas production. Gas volumes decreased from 272,592 Mcf in the third quarter of 2005 to 101,558 Mcf in the third quarter of 2006. The natural gas sales price decreased from $7.36 per Mcf in the third quarter of 2005 to $6.53 per Mcf in the third quarter of 2006. Capital expenditures increased from $316,858 in the third quarter of 2005 to $605,845 in the third quarter of 2006. Operating expenses increased from $408,785 in the third quarter of 2005 to $692,241 for the same period in 2006.

Eugene Island 339 crude oil revenues decreased from $4,088,063 in the third quarter of 2005 to $2,555,170 in the third quarter of 2006. There was a decrease in crude oil production from 82,927 barrels in the third quarter of 2005 to 38,706 barrels in the third quarter of 2006. The average price of crude oil increased from $49.30 per barrel in the third quarter of 2005 to $66.02 in the third quarter of 2006. Gas revenues decreased from $1,575,929 in the third quarter of 2005 to $0 in the third quarter of 2006 due to damages caused by Hurricanes Rita and Katrina that caused gas production to decrease from 212,419 Mcf in the third quarter of 2005 to 0 Mcf in the third quarter of 2006. Capital expenditures increased from $162,771 in the third quarter of 2005 to $945,904 in the third quarter of 2006, primarily due to a new oil sales pipeline and sales point as well as a gas injection compressor project. Operating expenses increased from $399,954 in the third quarter of 2005 to $1,266,577 for the same period in 2006, mostly due to workover expenses on well # B-12.

West Cameron 643 gas revenues decreased from $1,549,572 in the third quarter of 2005 to $0 in the third quarter of 2006 due to damage caused by Hurricanes Rita and Katrina that caused gas production to decrease from 218,322 Mcf in the third quarter of 2005 to 0 Mcf in the third quarter of 2006. Although limited gas production resumed in late July 2006, those revenues were not included in third-quarter 2006 results of operations. Operating expenses decreased from $140,268 in the third quarter of 2005 to $97,716 for the same period in 2006. Capital expenditures decreased from $30,821 in the third quarter of 2005 to $0 in the third quarter of 2006.

East Cameron 371/381 crude oil revenues decreased from $197 in the third quarter of 2005 to $0 in the third quarter of 2006. Gas revenues decreased from $8,681 in the third quarter of 2005 to $0 in the third quarter of 2006. There was no production at East Cameron 371/381 due to hurricane-related damages. Operating expenses increased from $4,167 in the third quarter of 2005 to $17,235 in the third quarter of 2006. There were no capital expenses in the third quarter of 2005 or 2006.

Nine Months Ended September 30, 2006 and 2005

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues decreased from $13,383,678 in the first nine months of 2005 to $12,404,718 in the first nine months of 2006, due to a decline in crude oil production from 272,333 barrels in the first nine months of 2005 to 197,212 barrels in the first nine months of 2006. The decrease was partially offset by an increase in the average crude oil price from $49.14 per barrel in the first nine months of 2005 to $62.90 per barrel for the same period in 2006. Gas revenues decreased from $5,068,228 in the first nine months of 2005 to $663,176 in first nine months of 2006 primarily due to a significant decrease in gas volumes from 715,058 Mcf in the first nine months of 2005 to 101,558 Mcf for the same period in 2006. This decrease in gas volumes resulted from no gas being produced until the third quarter of 2006 as a result of hurricane-related damages. The average natural gas sales price decreased from $7.09 per Mcf in the first nine months of 2005 to $6.53 in the first nine months of 2006. Capital expenditures increased from $1,477,630 in the first nine months of 2005 to $5,374,876 in the same period of 2006, primarily due to hurricane-related repairs. Operating expenses increased from $1,079,065 for the first nine months of 2005 to $1,703,593 for the first nine months of 2006, due to the costs related to production coming back online in 2006 after hurricane-related damage.

Eugene Island 339 crude oil revenues decreased from $12,140,854 in the first nine months of 2005 to $5,145,024 in the first nine months of 2006, primarily due to a decrease in volumes from 268,139 barrels in the first nine months of 2005 to 88,134 barrels in the first nine months of 2006. The price of crude oil increased from $45.28 per barrel in the first nine months of 2005 to $58.38 per barrel in the first nine months of 2006. Gas revenues decreased from $4,753,004 in the first nine months of 2005 to $547,819 in the first nine months of 2006, primarily due to a decrease in production from 665,035 Mcf for the first nine months of 2005 to 83,101 Mcf for the same period in 2006. Capital expenditures increased from $905,891 in the first nine months of 2005 to $3,510,917 in the first nine months of 2006 due to hurricane-related damages. Operating expenses increased from $1,059,559 for the first nine months of 2005 to $1,842,775 for the first nine months of 2006, primarily due to increased workover expenses.

West Cameron 643 gas revenues decreased from $2,197,951 in the first nine months of 2005 to $0 in the first nine months of 2006 due to a decrease in gas volumes from 328,735 Mcf in the first nine months of

2005 to 0 Mcf for the same period in 2006. Operating expenses decreased from $1,192,832 in the first nine months of 2005 to $315,623 for the first nine months of 2006. Capital expenditures decreased from $83,913 in the first nine months of 2005 to $46,156 in the first nine months of 2006.

East Cameron 371/381 crude oil revenues were ($42,369) in the first nine months of 2005 and $0 for the same period in 2006. Gas revenues were ($81,934) in the first nine months of 2005 to $0 for the same period in 2006. Operating expenses increased from ($15,451) in the first nine months of 2005 to $25,436 in the first nine months of 2006. There were no capital expenditures in the first nine months of 2006 as compared to ($1,560) in the first nine months of 2005. The 2006 increases for East Cameron 371/381 and 2005 negative amounts were due to the Working Interest Owner including production and expenses in previous quarters related to the East Cameron 381 block wells, A-1 and A-3, in the Trust’s activity, despite the Trust not having an interest in these wells. The adjustments were made in the second quarter of 2005 to correct this error.

Future Net Revenues and Termination of the Trust

Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, it was estimated, that as of October 31, 2005, future net revenues attributable to the Trust’s royalty interests were estimated at $48.0 million. Estimates of proved oil and gas reserves attributable to the Partnership’s royalty interest are based on existing economic and operating conditions in effect at October 31, 2005 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 71% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, including the discovery of new proved reserves as a result of exploratory drilling, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005. The Form 10-K is available at the SEC’s website www.sec.gov.

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

Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account generally will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first nine months of 2006, there was a net deposit of funds to the Special Cost Escrow account of $1,472,956. In the first nine months of 2005, there was a net release of funds to the Special Cost Escrow account of $61,287.

As of September 30, 2006, $7,123,673 remained in the Special Cost Escrow account.

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

	Royalty Properties Three Months Ended September 30,(1)
	2006	2005
Crude oil and condensate (bbls)	102,070	186,210
Natural gas and gas products (Mcfe)	107,598	768,703
Crude oil and condensate average price, per bbl	$67.20	$50.94
Natural gas average price, per Mcf (excluding gas products)	$6.55	$7.29
Crude oil and condensate revenues	$6,859,202	$9,485,345
Natural gas and gas products revenues	705,657	5,500,203
Production expenses	(2,427,953)	(1,469,787)
Capital expenditures	(1,569,916)	(515,985)
Undistributed Net Loss (Income)(2)	(1,504,221)	0
Refund Of/(Provision for) Special Cost Escrow	(2,062,769)	9,369,747
Net Proceeds	—	22,369,524
Royalty interest	x25%	x25%
Partnership share	—	5,592,381
Trust interest	x99.99%	x99.99%
Trust share of Royalty Income	$—	$5,591,822

(1)          Amounts represent actual production for the three-month period ended July of each year respectively.

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

	Royalty Properties Nine Months Ended September 30,(1)
	2006	2005
Crude oil and condensate (bbls)	290,987	546,766
Natural gas and gas products (Mcfe)	215,013	1,914,717
Crude oil and condensate average price, per bbl	$61.51	$47.26
Natural gas average price, per Mcf (excluding gas products)	$6.63	$7.05
Crude oil and condensate revenues	$17,897,350	$25,837,848
Natural gas and gas products revenues	1,401,066	13,198,159
Production expenses	(4,908,342)	(4,710,966)
Capital expenditures	(8,951,892)	(2,510,890)
Undistributed Net Loss (Income)(2)	11,513	0
Refund of/ (Provision for) Special Cost Escrow	(5,449,695)	245,148
Net Proceeds	—	32,059,300
Royalty interest	x25%	x25%
Partnership share	—	8,014,825
Trust interest	x99.99%	x99.99%
Trust share of Royalty Income	$—	$8,014,023

(1)   Amounts represent actual production for the nine-month period ended July of each year respectively.

(2)          Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2006, the loss carryforward was $11,513.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2005. Reference is also made to Note 2 of the Notes to Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 4.                        Controls and Procedures.

Evaluation of disclosure controls and procedures.   The Corporate Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by Chevron, as the managing general partner of the Partnership, and the working interest owners to The Bank of New York Trust Company, N.A., as Corporate Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Vice President of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust were effective at that time.

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Part I, Item 1A. “Risk Factors—None of the Trustees, the Trust nor its Unit holders control the operation or development of the Royalty Properties and have little influence over operation or development” and “—The Trustee relies on the Working Interest Owners and managing general partner for information regarding the Royalty Properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, and “Note 5—Negative Adjustments” of the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to operating information on East Cameron 371/381 included in the Annual Report on Form 10-K for the year ended December 31, 2005 for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust’s results of operations.

Changes in Internal Control Over Financial Reporting.   During the three months ended September 30, 2006, there has been no change in the Corporate Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee’s internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 1A.                Risk Factors.

There have not been any material changes from risk factors previously disclosed in response to Item 1A to Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.                        Exhibits.

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. The Bank of New York Trust Company, N.A., is the successor trustee from JPMorgan Chase Bank, N.A. effective in October 2006. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and was successor by mergers to the original name of the Corporate Trustee, Texas Commerce Bank National Association.)

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

			0-06910	10(d)
31	—	Rule 13a-14(a) / 15d-14(a) Certification
32	—	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL OFFSHORE TRUST
	By:	The Bank of New York Trust Company, N. A. Corporate Trustee
	By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President
Date: November 14, 2006

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.