Form 10-Q
period 2007-03-31
TEL OFFSHORE TRUST
filed 2007-05-15
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-6910

TEL OFFSHORE TRUST

(Exact name of registrant as specified in its charter)

Texas	76-6004064
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.)
The Bank of New York Trust Company , N.A.
919 Congress Avenue
Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 852-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):    Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2007—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. under Part I, Item 1A “Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$3,045,467	$3,321,587
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,218,122 and $28,214,149, respectively	49,533	53,506
Total assets	$3,095,000	$3,375,093
Liabilities and Trust Corpus
Distribution payable to Unit holders	$1,167,574	$1,697,721
Reserve for future Trust expenses	1,877,893	1,623,866
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	49,533	53,506
Total liabilities and Trust corpus	$3,095,000	$3,375,093

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Royalty income	$1,516,684	$—
Interest income	18,039	4,792
	1,534,723	4,792
(Increase)/decrease in reserve for future Trust expenses	(254,027)	164,390
General and administrative expenses	(113,122)	(169,182)
Distributable income	$1,167,574	$—
Distributions per Unit (4,751,510 Units)	$.245727	$.000000

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Trust corpus, beginning of period	$53,506	$64,069
Distributable income	1,167,574	—
Distribution payable to Unit holders	1,167,574	—
Amortization of net overriding royalty interest	(3,973)	(2,489)
Trust corpus, end of period	$49,533	$61,580

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

Note 2—Basis of Accounting

The accompanying unaudited financial information has been prepared by The Bank of New York Trust Company, N.A. (“Corporate Trustee”) in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. The Corporate Trustee and the individual trustees (collectively, the “Trustees”) believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems which resulted in oil and gas production delays in the Royalty Properties. During 2006 several of the platforms and facilities on the Royalty Properties were restored; however, certain projects remain to be completed during 2007 to increase production to pre-hurricane levels. The Trust may have to fund its share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. Further delays in repairs on third-party transportation systems may continue to limit production. Additionally, the extensive damage caused by these hurricanes has led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which has increased current and future levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006 and may continue to affect cash income distributions during a portion or all of 2007. During the fourth quarter 2006, the Trust resumed distributions. The fourth quarter distribution of $1.7 million was paid on January 11, 2007. On March 30, 2007, the Trust announced its first quarter distribution of approximately $1.2 million.

Note 5—Special Cost Escrow Account

The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2007, there was a net deposit of funds to the Special Cost Escrow account of approximately $811,000. As of March 31, 2007, $7,648,195 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

The Trust made a determination in 1998 to maintain a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. During the first quarter of 2007, the Trust increased its reserve by $254,027 for a reserve balance of $1,877,893 as of March 31, 2007. The reserve amount at March 31, 2006 was $1,199,813.

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

Financial Review

Three Months Ended March 31, 2007 and 2006

There were distributions of $1,167,574 or $0.245727 per Unit to the Unit holders for the three months ended March 31, 2007 as compared to no distributions for the same period in 2006. There was no distributable income for the first quarter of 2006 primarily as a result of damages caused to the royalty properties by Hurricanes Rita and Katrina discussed below in “Operational Review” and a required deposit to the Special Cost Escrow account.

Crude oil and condensate revenues increased $4,062,307, or 72%, to $9,699,483 in the first quarter of 2007 as compared to $5,637,176  in the first quarter of 2006, due to production coming back online after hurricane-related damages. The average price of crude oil and condensate increased from $56.60 per barrel in the first quarter of 2006 to $60.62 per barrel in the first quarter of 2007, or 7%.

Gas revenues increased $1,952,356, or 349%, to $2,512,488 in the first quarter of 2007 from $560,132 in the first quarter of 2006, due to an increase in gas volumes of 341% to 371,262 Mcf in the first quarter of 2007 from 84,153 Mcf in the first quarter of 2006, and an increase of 2%, or $0.11,  in the average price received for natural gas to $6.77 per Mcf in the first quarter of 2007 from $6.66 per Mcf in the first quarter of 2006. Gas products revenue increased $50,394, to $160,286 in the first quarter of 2007 from $109,892 in the first quarter of 2006 due primarily to an increase in production volume to 194,427 gallons from 141,784 gallons.

Capital expenditures decreased $794,027, from $1,727,567 in the first quarter of 2006 to $933,540 in the first quarter of 2007. The decrease in capital expenditures for the first quarter of 2007 related primarily to a decrease in capital projects due to damages caused by Hurricanes Rita and Katrina.

The Trust had undistributed net income of $2,092 in the first quarter of 2007.

In the first quarter of 2007, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the funds deposited was approximately $811,000. The deposit was primarily a result of additional future estimated abandonment costs and future capital expenditures. As of March 31, 2007, $7,648,195 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow” account below.

In the first quarter of 2006, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the funds deposited was $876,000.

Reserve for Future Trust Expenses

In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. During the first quarter of 2007, the Trust increased its reserve by $254,027 for a reserve balance of $1,877,893 as of March 31, 2007. The reserve amount at March 31, 2006 was $1,199,813.

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

As of March 31, 2007, Eugene Island 339 gas sales had not resumed, but production is currently expected to resume during the third quarter of 2007. The operator of the pipeline has advised that the hurricane-related damages on the pipeline were extensive and repair work has been suspended indefinitely. However, the operator is planning to connect the gas line from Eugene Island 339 to a third party’s existing pipeline in order to resume production. The Working Interest Owner has also advised the Trust that the Working Interest Owner has completed the project to compress and re-inject gas to the B-5 well, which allows the operator to increase oil production and to limit flaring of gas. Eugene Island 339 oil production increased during the third quarter of 2006 and increased further during the fourth quarter of 2006 and the first quarter 2007 as the B-5 well gas injection project was completed. On Ship Shoal 182/183, gas production and sales resumed in July 2006 and full production resumed in the fourth quarter of 2006. On West Cameron 643, production was shut in from September 2005 following Hurricane Rita’s major damage to various platforms, but limited gas production resumed in late July 2006 before the wells loaded up and additional repairs were required.

Three Months Ended March 31, 2007 and 2006

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

Ship Shoal 182/183 crude oil revenues increased from $4,596,633 in the first quarter of 2006 to $4,939,120 in the first quarter of 2007, partially due to an increase in net crude oil production from 76,556 barrels in the first quarter of 2006, which included an adjustment of 6,447 barrels relating to the fourth quarter of 2005, to 76,761 barrels in the first quarter of 2007, which included an adjustment of 11,674 barrels relating to 2006 production. The average crude oil price increased from $60.04 per barrel in the first quarter of 2006 to $64.34 per barrel for the same period in 2007. Gas revenues increased from $0 in the first quarter of 2006 to $2,233,646 in the first quarter of 2007 due to wells coming back online after damages caused by Hurricanes Rita and Katrina. Gas production increased from 0 Mcf in the first quarter of 2006 to 320,577 Mcf in the first quarter of 2007. Capital expenditures decreased from $718,062 in the first quarter of 2006 to $470,908 in the first quarter of 2007 primarily due to less repair and upgrade work on the platforms associated with damages caused by Hurricanes Rita and Katrina. Operating expenses increased from $539,059 in the first quarter of 2006 to $990,592 for the same period in 2007 due to wells coming back online.

Eugene Island 339 net crude oil revenues increased from $941,690 in the first quarter of 2006 to $4,616,444 for the same period in 2007 due to an increase in volumes to 80,811 barrels from 21,299 barrels in the first quarter of 2006. In addition, the average crude oil price increased from $44.21 per barrel in the first quarter of 2006 to $57.13 per barrel in the first quarter of 2007. Gas revenues decreased from $547,819 in the first quarter 2006 to $0 in the first quarter of 2007.There was  a decrease in natural gas volumes from 83,101 Mcf in the first quarter of 2006 to 0 Mcf in the first quarter of 2007. The operator is building a new sales point which is expected to be completed during the second quarter 2007. Capital expenditures decreased from $962,783 in the first quarter of 2006 to $55,106 in the first quarter of 2007 due to less repair and upgrade work on the platforms associated with damages caused by Hurricanes Rita and Katrina. Operating expenses increased from $206,737 in the first quarter of 2006 to $590,601 in the first quarter of 2007.

West Cameron 643 gas revenues increased from $0 in the first quarter of 2006 to $219,217 in the first quarter of 2007. This is due to an increase in gas volumes from 0 Mcf in the first quarter of 2006 to 42,094 Mcf for the same period in 2007 as a result of production from wells coming back online. Operating expenses increased from $169,016 in the first quarter of 2006 to $222,435 for the same period in 2007, and capital expenditures decreased from $46,155 in the first quarter of 2006 to $0 for the same period in 2007.

East Cameron 371 crude oil revenues were $0 in the first quarter of 2006 and in the first quarter of 2007 as a result of no production during both periods. Oil sales are expected to resume during the second quarter 2007. Gas revenues increased from $0 in the first quarter of 2006 to $14,724 in the first quarter of 2007. This is due to an increase in gas volumes from 0 Mcf in the first quarter of 2006 to 2,298 Mcf for the same period in 2007. Operating expenses increased from $4,033 in the first quarter of 2006 to $12,306 in the first quarter of 2007.

Future Net Revenues and Termination of the Trust

Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2006 future net revenues attributable to the Trust’s royalty interests were estimated at $38.3 million. Estimates of proved oil and gas reserves attributable to the Partnership’s royalty interest are based on existing economic and operating conditions in effect at October 31, 2006 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 72% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. The Trust’s Form 10-K is available at the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

The Conveyance provides for reserving funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2007, there was a net deposit of funds to the Special Cost Escrow account of $809,215. The deposit was primarily a result of additional future estimated abandonment costs and future capital expenditures.

As of March 31, 2007, $7,648,195 remained in the Special Cost Escrow account.

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

	Royalty Properties
	Three Months Ended
	March 31,(1)
	2007	2006
Crude oil and condensate (bbls)	160,005	99,608
Natural gas and gas products (Mcfe)	399,037	104,408
Crude oil and condensate average price, per bbl	$60.62	$56.60
Natural gas average price, per Mcf (excluding gas products)	$6.77	$6.66
Crude oil and condensate revenues	$9,699,483	$5,637,176
Natural gas and gas products revenues	2,672,774	670,025
Production expenses	(2,295,365)	(1,208,736)
Capital expenditures	(933,540)	(1,727,567)
Undistributed net income(2)	(2,092)	—
Refund of (provision for) Special Cost Escrow	(3,073,916)	(3,370,898)
Net Proceeds	6,067,344	—
Royalty interest	x25%	x25%
Partnership share	1,516,836	—
Trust interest	x99.99%	x99.99%
Trust share of Royalty income	$1,516,684	$—

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

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2006. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

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

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Item 1A. Risk Factors “—The Trustees and the Trust Unit holders have no control over the operation or development of the Royalty Properties and have litte influence over operation or development” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, and “Note 5—Negative Adjustments” of the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operating” relating to operating information on East Cameron 371 included in the Annual Report on Form 10-K for the year ended December 31, 2006 for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control Over Financial Reporting.   During the three months ended March 31, 2007, there has been no change in the Corporate Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee’s internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 1A.                Risk Factors.

There have not been any material changes from risk factors previously disclosed in the Trust’s response to Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2006.

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

Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)

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

Date: May 15, 2007

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.