Form 10-Q
period 2007-06-30
TEL OFFSHORE TRUST
filed 2007-08-14
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2007—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 under Part I, Item 1A. “Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$4,029,099	$3,321,587
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,221,354 and $28,214,149, respectively	46,301	53,506
Total assets	$4,075,400	$3,375,093
Liabilities and Trust Corpus
Distribution payable to Unit holders	$2,053,933	$1,697,721
Reserve for future Trust expenses	1,975,166	1,623,866
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	46,301	53,506
Total liabilities and Trust corpus	$4,075,400	$3,375,093

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Royalty income	$2,415,521	$—	$3,932,205	$—
Interest income	18,216	3,990	36,255	8,782
	2,433,737	3,990	3,968,460	8,782
(Increase) decrease in reserve for future Trust expenses	(97,276)	188,829	(351,303)	353,219
General and administrative expenses	(282,528)	(192,819)	(395,650)	(362,001)
Distributable income	$2,053,933	$—	$3,221,507	$—
Distributions per Unit (4,751,510 Units)	$.432270	$.000000	$.677997	$.000000

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Trust corpus, beginning of period	$49,533	$61,580	$53,506	$64,069
Distributable income	2,053,933	—	3,221,504	—
Distribution payable to Unit holders	2,053,933	—	3,221,504	—
Amortization of net overriding royalty interest	(3,232)	(1,966)	(7,205)	(4,455)
Trust corpus, end of period	$46,301	$59,614	$46,301	$59,614

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

On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged (the “Merger”) with and into Texaco Inc., a Delaware corporation (“Texaco”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to “ChevronTexaco Corporation” in connection with the Merger Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. Accordingly, the properties referred to herein by Chevron and Texaco are each now controlled by subsidiaries of Chevron Corporation.

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

Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms “Working Interest Owner” and “Working Interest Owners” generally refer to the owner or owners of the Royalty Properties (Exploration, I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 and East Cameron 371 on and after May 1, 2002; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004; and Apache with respect to East Cameron 354 after October 1, 2004).

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

The Trust reviews the net overriding royalty interest in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss may be recognized to write down the asset to the lower of its estimated fair value or net book value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee’s best estimate of assumptions concerning expected future conditions. There were no write downs taken in the periods presented.

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

During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems which resulted in oil and gas production delays in the Royalty Properties. During 2006 several of the platforms and facilities on the Royalty Properties were restored; however, certain projects remain to be completed during 2007 to increase production to pre-hurricane levels. The Trust may have to fund its share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. Further delays in repairs on third-party transportation systems may continue to limit production. Additionally, the extensive damage caused by these hurricanes has led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which has increased current and future levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006 and may continue to affect cash income distributions during a portion or all of 2007. During the fourth quarter 2006, the Trust resumed distributions. The fourth quarter distribution of $1.7 million was paid on January 11, 2007. On June 27, 2007, the Trust announced its second quarter distribution of approximately $2.0 million.

Note 5—Special Cost Escrow Account

The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future “Special Costs” of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the “Special Cost Escrow” account. The Trust’s share of interest generated from the Special Cost Escrow account serves to reduce the Trust’s share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the second quarter of 2007, there was a net release of funds from the Special Cost Escrow account of approximately $304,000. As of June 30, 2007, $7,341,867 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

The Trust made a determination in 1998 to maintain a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. During the first six months of 2007, the Trust increased its reserve by $351,303 for a reserve balance of $1,975,166 as of June 30, 2007. The reserve amount at June 30, 2006 was $1,010,984.

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

Financial Review

Three Months Ended June 30, 2007 and 2006

There were distributions of $2,053,933 or $0.432270 per Unit to the Unit holders for the three months ended June 30, 2007 as compared to no distributions for the same period in 2006. There was no distributable income for the second quarter of 2006 primarily as a result of damages caused to the Royalty Properties by Hurricanes Rita and Katrina discussed below in “—Operational Review” and a required deposit to the Special Cost Escrow account.

Crude oil and condensate revenues increased $2,462,719, or 46%, to $7,863,691 in the second quarter of 2007 as compared to $5,400,972 in the second quarter of 2006, due to a 52% increase in crude oil and condensate volume to 135,984 barrels in the second quarter of 2007 from 89,309 barrels in the second quarter of 2006. The increase is partially offset by a 4% decrease in the average price of crude oil and condensate to $57.83 per barrel in the second quarter of 2007 from $60.47 per barrel in the second quarter of 2006.

Gas revenues increased $2,268,349, or 9,790%, to $2,291,518 in the second quarter of 2007 from $23,169 in the second quarter of 2006, due to an increase in gas volumes of 108,919% to 289,797 Mcf in the second quarter of 2007 from 2,654 Mcf in the second quarter of 2006, offset by a 9% decrease in the average price received for natural gas to $7.91 per Mcf in the second quarter of 2007 from $8.73 per Mcf in the second quarter of 2006. Gas products revenue increased $134,014 to $136,230 in the second quarter of 2007 from $2,216 in the second quarter of 2006, due primarily to an increase in production volume of 144,776 gallons to 147,254 gallons in the second quarter of 2007 from 2,478 gallons in the second quarter of 2006.

The increase in crude oil and condensate volume, as well as natural gas volumes and gas products production volumes, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 resulted primarily from repairs of certain damages caused by Hurricanes Rita and Katrina.

The Trust’s share of capital expenditures decreased $5,413,225, or 95%, from $5,654,409 in the second quarter of 2006 to $241,184 in the second quarter of 2007. The higher amount of capital expenditures for the second quarter of 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

The Royalty Properties did not have undistributed net income as of June 30, 2007.

In the second quarter of 2007, there was a net release of funds into the Special Cost Escrow account. The Trust’s share of the net funds released was $300,403 As of June 30, 2007, $7,341,867 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account”, below.

In the second quarter of 2006, there was no deposit of funds into the Special Cost Escrow account.

Six Months Ended June 30, 2007 and 2006

There were distributions of $3,221,507 or $0.677997 per Unit to the Unit holders for the six months ended June 30, 2007 as compared to no distributions for the same period in 2006. There was no distributable income for the first six months of 2006 primarily as a result of damages caused to the Royalty Properties by Hurricanes Rita and Katrina discussed below in “—Operational Review” and a required deposit to the Special Cost Escrow account.

Crude oil and condensate revenues increased $6,525,026, or 60%, to $17,563,175 in the first six months of 2007 as compared to $11,038,148 for the same period in 2006, due to a 57% increase in crude oil and condensate volume to 295,990 barrels in the first six months of 2007 from 188,917 barrels in the first six months of 2006, as well as an increase in the average price of crude oil and condensate from $58.43 per barrel to $59.34 per barrel during these periods.

Gas revenues increased $4,220,705, to $4,804,006 in the first six months of 2007 from $583,301 for the same period in 2006, due to an increase in gas volumes of 515% to 661,059 Mcf in the first six months of 2007 from 107,415 Mcf for the same period in 2006 in addition to a 9% increase in the average price received for natural gas to $7.27 per Mcf in the first six months of 2007 from $6.72 per Mcf in the same period of 2006. Gas products revenue increased $184,409, or 165%, to $296,517 in the first six months of 2007 from $112,108 in the same period of 2006, primarily due to an increase in production volume of 197,419 gallons, or 137%, to 341681 gallons in the first six months of 2007 from 144,262 gallons in the same period of 2006.

The increase in crude oil and condensate volume, as well as natural gas volumes and gas products production volume, for the first six months of 2007 compared to the first six months of 2006 resulted primarily from repairs of certain damages caused by Hurricanes Rita and Katrina.

The Trust’s share of capital expenditures decreased $6,207,252, from $7,381,976 in the first six months of 2006 to $1,174,724 in the same period of 2007. The higher amount of capital expenditures for the first six months of 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

The Royalty Proprieties did not have undistributed net income as of June 30, 2007.

In the first six months of 2007, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the net funds deposited was $504,778. In the first six months of 2006, there was a net deposit of funds into the Special Cost Escrow account. The Trust’s share of the net funds deposited was $880,238. As of June 30, 2007, $7,341,867 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see “—Special Cost Escrow Account”, below.

Reserve for Future Trust Expenses

In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust’s cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. During the second quarter of 2007, the Trust increased its reserve by $97,276 for a reserve balance of $1,975,166 as of June 30, 2007. The reserve amount at June 30, 2006 was $1,010,984.

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

Operational Review

At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter. The time it will take to resume this production is uncertain, and some of the volumes may not be sufficiently economic to restore. As of July 13, 2007, Eugene Island 339 gas sales line was repaired and gas sales were resumed. The Working Interest Owner has also advised the Trust that the Working Interest Owner has completed the project to compress and re-inject gas to the B-5 well, which allows the operator to increase oil production and to limit flaring of gas. Eugene Island 339 oil production increased during the third quarter of 2006 and increased further during the fourth quarter of 2006 and the first quarter 2007 as the B-5 well gas injection project was completed. On Ship Shoal 182/183, gas production and sales resumed in July 2006 and full production resumed in the fourth quarter of 2006. On West Cameron 643, production was shut in from September 2005 following Hurricane Rita’s major damage to various platforms, but limited gas production resumed in late July 2006 before the wells loaded up and additional repairs were required thus requiring the well to be shut in again during the second quarter 2006.

Three Months Ended June 30, 2007 and 2006

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

Ship Shoal 182/183 crude oil revenues increased from $3,632,946 in the second quarter of 2006 to $3,738,186 in the second quarter of 2007, primarily due to an increase in net crude oil production from 59,190 barrels in the second quarter of 2006 to 63,161 barrels in the second quarter of 2007. The increase was partially offset by a decrease in the average crude oil price from $61.38 per barrel in the second quarter of 2006 to $59.19 per barrel for the same period in 2007. Gas revenues increased from $0 in the second quarter of 2006 to $2,251,252 in the second quarter of 2007 due to the repair of damages caused by Hurricanes Rita and Katrina that caused gas production to go offline during the second quarter 2006 compared to production of 284,259 Mcf in the second quarter of 2007. Ship Shoal 182/183 did experience a reduction in the rate of production during the second quarter of 2007 due to temporary high pipeline pressures. The average gas sales price during the second quarter of 2007 was $7.92 per Mcf. Capital expenditures decreased from $4,050,969 in the second quarter of 2006 to $107,114 in the second quarter of 2007 primarily due to the completion of the repair and upgrade work on the platforms associated with damages caused by Hurricanes Rita and Katrina. Operating expenses increased from $472,293 in the second quarter of 2006 to $861,367 for the same period in 2007 due to increased production.

Eugene Island 339 net crude oil revenues increased from $1,648,164 in the second quarter of 2006 to $3,989,800 for the same period in 2007 due to an increase in volumes from 28,130 barrels in the second quarter of 2006 to 70,494 barrels in the second quarter of 2007. The increase in production was partially offset by a decrease in the average crude oil price from $58.59 per barrel in the second quarter of 2006 to $56.60 per barrel in the second quarter of 2007. Gas revenues were $0 in the second quarter of 2006 and in the second quarter of 2007 due to damages caused by Hurricanes Rita and Katrina that caused gas production to remain at 0 Mcf for both quarters. Capital expenditures decreased from $1,602,231 in the second quarter of 2006 to $74,636 in the second quarter of 2007 primarily due to repairs associated with hurricane-related damages. Operating expenses decreased from $369,461 in the second quarter of 2006 to $297,167 in the second quarter of 2007.

West Cameron 643 gas revenues were $0 in the second quarter of 2006 and 2007 due to damages caused by Hurricanes Rita and Katrina and a temporary shut in during 2007 that caused gas production to remain at 0 Mcf in the second quarter of 2006 and 2007. Operating expenses increased from $48,892 in the second quarter of 2006 to $302,985 for the same period in 2007 due to platform and facility repairs, and capital expenditures remained flat from $1 in the second quarter of 2006 to $0 for the same period in 2007.

East Cameron 371 crude oil revenues were $0 in the second quarter of 2006 and 2007 due to the field being shut in. Gas revenues were $0 for the second quarter of 2006 and 2007 also due to the temporary shut in of the field. Capital expenditures were were $0 for the second quarter 2006 and 2007. Operating expenses increased from $4,168 in the second quarter of 2006 to $14,524 for the same period in 2007.

Six Months Ended June 30, 2007 and 2006

Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Ship Shoal 182/183 crude oil revenues increased from $8,229,579 in the first six months of 2006 to $8,677,306 in the same period in 2007, primarily due to an increase in net crude oil production from 135,746 barrels in the first six months of 2006 to 139,922 in the same period of 2007 and an increase in the average crude oil price from $60.92 per barrel in the first six months of 2006 to $62.02 per barrel for the same period in 2007. Gas revenues increased from $0 in the first six months of 2006 to $4,484,899 in the same period of 2007. Gas production increased from 0 Mcf in the first six months of 2006 to 604,835 Mcf in the same period of 2007 due to the repair of hurricane-related damages. There were no natural gas sales and thus no average sales price in the first six months of 2006 compared to $7.42 per Mcf due to the repair of hurricane-related damages. Capital expenditures decreased from $4,769,031 in the first six months of 2006 to $578,023 in the same period of 2007 primarily due to a decrease in hurricane-related repairs. Operating expenses increased from $1,011,352 in the first six months of 2006 to $1,851,959 for the same period in 2007 due to wells coming back online and thus increased production.

Eugene Island 339 net crude oil revenues increased from $2,589,854 in the first six months of 2006 to $8,606,245 for the same period in 2007, due to an increase in volumes from 49,429 barrels in the first six months of 2006 to 151,305 barrels in the first six months of 2007. The average crude oil prices increased from $52.40 per barrel in the first six months of 2006 to $56.88 per barrel for the same period in 2007. Gas revenues decreased from $547,819 in the first six months 2006 to $0 for the same period in 2007, due to a decrease in natural gas volumes from 83,101 Mcf in the first six months of 2006 to 0 Mcf for the same period in 2007. Capital expenditures decreased from $2,565,014 in the first six months of 2006 to $129,741 in the same period in 2007, due to a decrease in repairs of hurricane-related damages. Operating expenses increased from $576,198 in the first six months of 2006 to $887,768 in the same period in 2007.

West Cameron 643 gas revenues increased from $0 in the first six months of 2006 to $219,217 for the period in 2007. This is due to an increase in gas volumes from 0 Mcf in the first six months of 2006 to 42,094 Mcf for the same period in 2007. Operating expenses increased from $217,908 for the first six months of 2006 to $525,420 for the same period in 2007, and capital expenditures decreased from $46,156 for the first six months of 2006 to $0 for the same period in 2007.

East Cameron 371 crude oil revenues were $0 for the second quarter 2006 and 2007. Gas revenues increased from $0 for the first six months of 2006 to $14,724 for the same period in 2007. Capital expenditures were $0 in the first six months of 2006 and 2007. Operating expenses increased from $8,201 in the first six months of 2006 to $26,830 for the same period in 2007.

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

Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2007, there was a net deposit of funds to the Special Cost Escrow account of $504,778. In the first six months of 2006, there was a net deposit of funds to the Special Cost Escrow account of $880,238.

As of June 30, 2007, $7,341,867 remained in the Special Cost Escrow account.

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

	Royalty Properties Three Months Ended June 30,(1)
	2007	2006
Crude oil and condensate (bbls)	135,984	89,309
Natural gas and gas products (Mcfe)	310,833	3,008
Crude oil and condensate average price, per bbl	$57.83	$60.47
Natural gas average price, per Mcf (excluding gas products)	$7.91	$8.73
Crude oil and condensate revenues	$7,863,691	$5,400,972
Natural gas and gas products revenues	2,427,749	25,385
Production expenses	(1,876,584)	(1,271,653)
Capital expenditures	(241,184)	(5,654,409)
Undistributed net loss (income)(2)	—	1,515,733
Refund of (provision for) Special Cost Escrow	1,489,376	(16,028)
Net Proceeds	$9,663,048	$—
Royalty interest	x25%	x25%
Partnership share	$2,415,762	$—
Trust interest	x99.99%	x99.99%
Trust share of Royalty Income	$2,415,521	$—

(1)          Amounts represent actual production for the three-month period ended April of each year respectively.

(2)          Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net

Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2007, the loss carryforward was $0.

	Royalty Properties Six Months Ended June 30,
	2007	2006
Crude oil and condensate (bbls)	295,989	188,917
Natural gas and gas products (Mcfe)	709,870	107,415
Crude oil and condensate average price, per bbl	$59.34	$58.43
Natural gas average price, per Mcf (excluding gas products)	$7.27	$6.72
Crude oil and condensate revenues	$17,563,175	$11,038,148
Natural gas and gas products revenues	5,100,523	695,409
Production expenses	(4,171,949)	(2,480,389
Capital expenditures	(1,174,724)	(7,381,976)
Undistributed net income(1)	(2,092)	1,515,733
Refund of (provision for) Special Cost Escrow	(1,584,540)	(3,386,926)
Net Proceeds	$15,730,393	$—
Royalty interest	x25%	x25%
Partnership share	$3,932,598	$—
Trust interest	x99.99%	x99.99%
Trust share of Royalty Income	$3,932,205	$—

(1)          Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of June 30, 2007, the loss carryforward was $0.

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

Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Part I, Item 1A. “Risk Factors—The Trustees and the Unit holders have no control the over the operation or development of the Royalty Properties and have litte influence over operation or development” and “—The Trustees rely upon on the working interest owners and managing general partner for information regarding the Royalty Properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, and “Note 5—Negative Adjustments” of the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to operating information on East Cameron 371 included in the Annual Report on Form 10-K for the year ended December 31, 2006 for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust’s results of operations.

Changes in Internal Control Over Financial Reporting.   During the three months ended June 30, 2007, there has been no change in the Corporate Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee’s internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 1A.                Risk Factors.

There have not been any material changes from risk factors previously disclosed in the Trust’s response to Item 1A of Part 1 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: August 14, 2007

The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.