Form 10-Q
period 2007-09-30
TEL OFFSHORE TRUST
filed 2007-11-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Trust Company, N.A., Trustee 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
(800) 852-1422 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer ☐        Accelerated Filer ☐        Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2007—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006 under Part I, Item 1A. "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$4,753,103	$3,321,587
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,224,656 and $28,214,149, respectively	42,999	53,506

Total assets	$4,796,102	$3,375,093

Liabilities and Trust Corpus
Distribution payable to Unit holders	$2,836,896	$1,697,721
Reserve for future Trust expenses	1,916,207	1,623,866
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	42,999	53,506

Total liabilities and Trust corpus	$4,796,102	$3,375,093

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Royalty income	$2,924,013	$—	$6,856,218	$—
Interest income	22,596	3,628	58,851	12,410

	2,946,609	3,628	6,915,069	12,410
Decrease/(Increase) in reserve for future Trust expenses	58,959	133,181	(292,341)	486,400
General and administrative expenses	(168,672)	(136,809)	(564,325)	(498,810)

Distributable income	$2,836,896	$—	$6,058,403	$—

Distributions per Unit (4,751,510 Units)	$0.597051	$.000000	$1.275048	$.000000

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Trust corpus, beginning of period	$46,301	$59,614	$53,506	$64,069
Distributable income	2,836,896	—	6,058,403	—
Distribution payable to Unit holders	2,836,896	—	6,058,403	—
Amortization of net overriding royalty interest	(3,302)	(2,626)	(10,507)	(7,081)

Trust corpus, end of period	$42,999	$56,988	$42,999	$56,988

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

        On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged (the "Merger") with and into Texaco Inc., a Delaware corporation ("Texaco"), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger. Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. Accordingly, the properties referred to herein by Chevron and Texaco are each now controlled by subsidiaries of Chevron Corporation.

        On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Accordingly, pursuant to the Conveyance of the Royalty Properties, Net Proceeds will be calculated for the collective Royalty Properties owned by Chevron after this date.

        On June 6, 2003, Anadarko Petroleum Corporation ("Anadarko") acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to the Royalty from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligations under the Conveyance with respect to this property.

        Effective October 1, 2004, Apache acquired Anadarko's interest in East Cameron 354 and assumed Anadarko's obligations under the conveyance with respect to this property.

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

        The Trust is currently administered by The Bank of New York Trust Company, N.A., which succeeded JPMorgan Chase Bank, N.A. as the Corporate Trustee, effective October 2, 2006 pursuant to an agreement under which The Bank of New York acquired substantially all of the Corporate Trust business of JPMorgan Chase (formerly known as The Chase Manhattan Bank), and Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson ("Individual Trustees"), as trustees ("Trustees").

Note 2—Basis of Accounting

        The accompanying unaudited financial information has been prepared by The Bank of New York Trust Company, N.A. ("Corporate Trustee") in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. The Corporate Trustee and the individual trustees (collectively, the "Trustees") believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006.

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

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems which resulted in oil and gas production delays in the Royalty Properties. During 2006 several of the platforms and facilities on the Royalty Properties were restored; however, certain projects remain to be completed during 2007 to increase production to pre-hurricane levels. The Trust may have to fund its share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. Further delays in repairs on third-party transportation systems may continue to limit production. Additionally, the extensive damage caused by these hurricanes has led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which has increased current and future levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006 and may continue to affect cash income distributions during a portion or all of 2007. During the fourth quarter 2006, the Trust resumed distributions. The fourth quarter distribution of $1.7 million was paid on January 11, 2007. On June 27, 2007, the Trust announced its second quarter distribution of approximately $2.0 million, which was paid on July 9, 2007. On September 27, 2007, the Trust announced its third quarter distribution of approximately $2.8 million.

Note 5—Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost

Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the third quarter of 2007, there was a net release of funds from the Special Cost Escrow account of approximately $455,000. As of September 30, 2007, $6,886,874 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

        The Trust made a determination in 1998 to maintain a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. During the first nine months of 2007, the Trust increased its reserve by $292,341 for a reserve balance of $1,916,207 as of September 30, 2007. The reserve amount at September 30, 2006 was $877,804.

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

Financial Review

Three Months Ended September 30, 2007 and 2006

        There were distributions of $2,836,896 or $0.597051 per Unit to the Unit holders for the three months ended September 30, 2007 as compared to no distributions for the same period in 2006. There was no distributable income for the third quarter of 2006 primarily as a result of damages caused to the Royalty Properties by Hurricanes Rita and Katrina discussed below in "—Operational Review" and a required deposit to the Special Cost Escrow account.

        Crude oil and condensate revenues increased $2,451,269, or 36%, to $9,310,472 in the third quarter of 2007 as compared to $6,859,202 in the third quarter of 2006. The increase was a result of a 34% increase in crude oil and condensate volume to 137,016 barrels in the third quarter of 2007 from 102,070 barrels in the third quarter of 2006 due to higher production volume, and a 1% increase in the average price of crude oil and condensate to $67.95 per barrel in the third quarter of 2007 from $67.20 per barrel in the third quarter of 2006.

        Gas revenues increased $1,690,733, or 241%, to $2,392,092 in the third quarter of 2007 from $701,359 in the third quarter of 2006, due primarily to an increase in gas volumes of 187% to 307,288 Mcf in the third quarter of 2007 from 107,013 Mcf in the third quarter of 2006. The average price received for natural gas was $7.78 per Mcf in the third quarter of 2007, compared to $6.55 per Mcf in the third quarter of 2006. Gas products revenue increased to $221,384 in the third quarter of 2007 from $4,297 in the third quarter of 2006, primarily due to an increase in production volumes to 208,868 gallons in the third quarter of 2007 from 4,092 gallons in the third quarter of 2006.

        The Trust's share of capital expenditures decreased $1,356,748, from $1,569,916 in the third quarter of 2006 to $213,168 in the third quarter of 2007. The higher amount of capital expenditures for the third quarter of 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

        The Royalty Properties had an undistributed net loss of $24,114 for the third quarter of 2007.

        In the third quarter of 2007, there was a net release of funds into the Special Cost Escrow account. The Trust's share of the net funds released was $454,995. As of September 30, 2007, $6,886,874 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see "—Special Cost Escrow Account" below.

        In the third quarter of 2006, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the net funds deposited was $592,718.

Nine Months Ended September 30, 2007 and 2006

        There were distributions of $6,058,403 or $1.275048 per Unit to the Unit holders for the nine months ended September 30, 2007 as compared to no distributions for the same period in 2006. There was no distributable income for the first nine months of 2006 primarily as a result of damages caused to the Royalty Properties by Hurricanes Rita and Katrina discussed below in "—Operational Review" and a required deposit to the Special Cost Escrow account.

        Crude oil and condensate revenues increased $8,976,296, or 50%, to $26,873,646 in the first nine months of 2007 as compared to $17,897,350 for the same period in 2006, due to a 49% increase in crude oil and condensate volume to 433,006 barrels in the first nine months of 2007 from 290,987 barrels in the first nine months of 2006 and an increase in the average price of crude oil and condensate to $62.06 per barrel from $61.51 per barrel, respectively, during these periods.

        Gas revenues increased $5,911,438, or 460%, to $7,196,098 in the first nine months of 2007 from $1,284,660 for the same period in 2006, due to an increase in gas volumes of 400% to 968,347 Mcf in the first nine months of 2007 from 193,820 Mcf for the same period in 2006 and a 12% increase in the average price received for natural gas to $7.43 per Mcf in the first nine months of 2007 from $6.63 per Mcf in the same period of 2006. Gas products revenue increased $401,495 or 345%, to $517,901 in the first nine months of 2007 from $116,406 in the same period of 2006, primarily due to an increase in production volume of 402,196 gallons, or 271%, to 550,550 gallons in the first nine months of 2007 from 148,354 gallons in the same period of 2006.

        The increase in crude oil and condensate volume, as well as natural gas volumes and gas products production volume, for the first nine months of 2007, compared to the first nine months of 2006, resulted primarily from repairs of certain damages caused by Hurricanes Rita and Katrina.

        The Trust's share of capital expenditures decreased $7,564,000, from $8,951,892 in the first nine months of 2006 to $1,387,892 in the same period of 2007. The higher amount of capital expenditures for the first nine months of 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

        The Royalty Properties had an undistributed net loss of $24,114 for the first nine months of 2007.

        In the first nine months of 2007, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the net funds deposited was $47,918. In the first nine months of 2006, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the net funds deposited was $1,472,956. As of September 30, 2007, $6,886,874 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see "—Special Cost Escrow Account" below.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. During the third quarter of 2007, the Trust decreased its reserve by $58,958 for a reserve balance of $1,916,207 as of September 30, 2007. The reserve amount at September 30, 2006 was $877,804.

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

Operational Review

        At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter. The time it will take to resume this production is uncertain, and some of the volumes may not be sufficiently economic to restore. As of July 13, 2007, Eugene Island 339 gas sales line was repaired and gas sales were resumed. The Working Interest Owner has also advised the Trust that the Working Interest Owner has completed the project to compress and re-inject gas to the B-5 well, which allows the operator to increase oil production and to limit flaring of gas. Eugene Island 339 oil production increased during the third quarter of 2006 and increased further during the fourth quarter of 2006 and the first quarter 2007 as the B-5 well gas injection project was completed. On Ship Shoal 182/183, gas production and sales resumed in July 2006 and full production resumed in the fourth quarter of 2006. On West Cameron 643, production was shut in from September 2005 following Hurricane Rita's major damage to various platforms, but limited gas production resumed in late July 2006 before the wells loaded up and additional repairs were required thus requiring the well to be shut in again during the second quarter 2006. Production at West Cameron 643 resumed May 2007.

Three Months Ended September 30, 2007 and 2006

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

        Ship Shoal 182/183 crude oil revenues increased from $4,175,138 in the third quarter of 2006 to $4,744,516 in the third quarter of 2007, due to an increase in the average crude oil price from $67.93 per barrel in the third quarter of 2006 to $69.12 per barrel for the same period in 2007. Crude oil production increased from 61,465 barrels in the third quarter of 2006 to 68,640 barrels in the third quarter of 2007. Gas revenues increased from $663,176 in the third quarter of 2006 to $1,968,734 in the third quarter of 2007, primarily due to an increase in gas production. Gas volumes increased from 101,558 Mcf in the third quarter of 2006 to 249,347 Mcf in the third quarter of 2007. The natural gas sales price also increased from $6.53 per Mcf in the third quarter of 2006 to $7.90 per Mcf in the third quarter of 2007. Capital expenditures decreased from $605,845 in the third quarter of 2006 to $97,197 in the third quarter of 2007. Operating expenses increased from $692,241 in the third quarter of 2006 to $695,209 for the same period in 2007.

        Eugene Island 339 crude oil revenues increased from $2,555,170 in the third quarter of 2006 to $4,398,230 in the third quarter of 2007. There was an increase in crude oil production from 38,706 barrels in the third quarter of 2006 to 65,891 barrels in the third quarter of 2007. This was also an increase in the average price of crude oil from $66.02 per barrel in the third quarter of 2006 to $66.75 in the third quarter of 2007. Gas revenues were $0 in the third quarter of 2006 and $111,087 in the third quarter 2007 due to the repair of damages caused by Hurricanes Rita and Katrina that caused gas production to increase from 0 Mcf in the third quarter of 2006 to 16,360 in the third quarter 2007. Capital expenditures decreased from $945,904 in the third quarter of 2006 to $52,909 in the third quarter of 2007, primarily due to decreased expenditures on the new oil sales pipeline and sales point as well as a gas injection compressor project. Operating expenses decreased from $1,266,577 in the third quarter of 2006 to $653,172 for the same period in 2007, mostly due to workover expenses on well #B-12 that occurred in 2006.

        West Cameron 643 gas revenues increased from $0 in the third quarter of 2006 to $264,332 in the third quarter 2007 due to the repair of damage caused by Hurricanes Rita and Katrina that caused gas production to increase from 0 Mcf in the third quarter of 2006 to 35,389 Mcf in the third quarter of 2007. Although limited gas production resumed in late July 2006, those revenues were not included in third-quarter 2006 results of operations. Operating expenses increased from $97,716 in the third quarter of 2006 to $262,763 for the same period in 2007 due to increased production. Capital expenditures were $0 in the third quarter of 2006 and 2007.

        East Cameron 371 crude oil revenues were $0 in the third quarter of 2006 and 2007 due to the field being shut in. Gas revenues increased from $0 in the third quarter of 2006 to $9,046 in the third quarter 2007 due to the repair of damage caused by Hurricanes Rita and Katrina that caused gas production to increase from 0 Mcf in the third quarter of 2006 to 1,199 Mcf in the third quarter of 2007. Operating expenses increased from $17,235 in the third quarter of 2006 to $33,562 in the third quarter of 2007 due to increased production. There were no capital expenditures in the third quarter of 2006 or 2007.

Nine Months Ended September 30, 2007 and 2006

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $12,404,718 in the first nine months of 2006 to $13,421,822 in the first nine months of 2007, due to an increase in crude oil production from 197,212 barrels in the first nine months of 2006 to 208,562 barrels in the first nine months of 2007. The increase was also due to an increase in the average crude oil price from $62.90 per barrel in the first nine months of 2006 to $64.35 per barrel for the same period in 2007. Gas revenues increased from $663,176 in the first nine months of 2006 to $6,453,632 in first nine months of 2007 primarily due to an increase in gas volumes from 101,558 Mcf in the first nine months of 2006 to 854,183 Mcf for the same period in 2007. This increase in gas volumes resulted from no gas being produced until the third quarter of 2006 as a result of hurricane-related damages. The average natural gas sales price increased from $6.53 per Mcf in the first nine months of 2006 to $7.56 in the first nine months of 2007. Capital expenditures decreased from $5,374,876 in the first nine months of 2006 to $675,220 in the same period of 2007, primarily due to a decrease in hurricane-related repairs that occurred during 2006. Operating expenses increased from $1,703,593 for the first nine months of 2006 to $2,547,168 for the first nine months of 2007, due to the costs related to increased production.

        Eugene Island 339 crude oil revenues increased from $5,145,024 in the first nine months of 2006 to $13,004,475 in the first nine months of 2007, primarily due to an increase in volumes from 88,134 barrels in the first nine months of 2006 to 217,197 barrels in the first nine months of 2007. The price of crude oil increased from $58.38 per barrel in the first nine months of 2006 to $59.87 per barrel in the first nine months of 2007. Gas revenues decreased from $547,819 in the first nine months of 2006 to $111,087 in the first nine months of 2007, primarily due to a decrease in production from 83,101 Mcf for the first nine months of 2006 to 16,360 Mcf for the same period in 2007. Capital expenditures decreased from $3,510,917 in the first nine months of 2006 to $182,651 in the first nine months of 2007 due to a decrease in the repair of hurricane-related damages. Operating expenses decreased from $1,842,775 for the first nine months of 2006 to $1,540,940 for the first nine months of 2007, primarily due to lower workover expenses.

        West Cameron 643 gas revenues increased from $0 in the first nine months of 2006 to $483,549 in the first nine months of 2007 due to an increase in gas volumes from 0 Mcf in the first nine months of 2006 to 77,482 Mcf for the same period in 2007. Operating expenses increased from $315,623 in the first nine months of 2006 to $788,183 for the first nine months of 2007 due to increased production. Capital expenditures decreased from $46,156 in the first nine months of 2006 to $0 in the first nine months of 2007.

        East Cameron 371 crude oil revenues were $0 in the first nine months of 2006 and 2007. Gas revenues increased from $0 in the first nine months of 2006 to $23,770 for the same period in 2007. Operating expenses increased from $25,436 in the first nine months of 2006 to $60,393 in the first nine months of 2007. There were no capital expenditures in the first nine months of 2007 or 2006.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2006 future net revenues attributable to the Trust's royalty interests were estimated at $38.3 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2006 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 72% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2006. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

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

When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first nine months of 2007, there was a net deposit of funds to the Special Cost Escrow account of $47,918. In the first nine months of 2006, there was a net deposit of funds to the Special Cost Escrow account of $1,472,956.

        As of September 30, 2007, $6,886,874 remained in the Special Cost Escrow account.

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

	Royalty Properties Three Months Ended September 30,(1)
	2007	2006
Crude oil and condensate (bbls)	137,016	102,070
Natural gas and gas products (Mcfe)	337,127	107,598
Crude oil and condensate average price, per bbl	$67.95	$67.20
Natural gas average price, per Mcf (excluding gas products)	$7.78	$6.55
Crude oil and condensate revenues	$9,310,472	$6,859,202
Natural gas and gas products revenues	2,613,476	705,657
Production expenses	(2,070,514)	(2,427,953)
Capital expenditures	(213,168)	(1,569,916)
Undistributed Net Loss (Income)(2)	24,114	(1,504,221)
Refund Of/(Provision for) Special Cost Escrow	2,032,842	(2,062,769)

Net Proceeds	11,697,222	—
Royalty interest	x25%	x25%

Partnership share	2,924,305	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$2,924,013	$—

(1)
Amounts represent actual production for the three-month period ended July of each year respectively.

(2)
Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2007, the loss carryforward was $24,114.

	Royalty Properties Nine Months Ended September 30,(1)
	2007	2006
Crude oil and condensate (bbls)	433,006	290,987
Natural gas and gas products (Mcfe)	1,046,997	215,013
Crude oil and condensate average price, per bbl	$62.06	$61.51
Natural gas average price, per Mcf (excluding gas products)	$7.43	$6.63
Crude oil and condensate revenues	$26,873,646	$17,897,350
Natural gas and gas products revenues	7,713,999	1,401,066
Production expenses	(6,242,463)	(4,908,342)
Capital expenditures	(1,387,892)	(8,951,892)
Undistributed Net Loss (Income)(2)	24,114	11,513
Refund of/ (Provision for) Special Cost Escrow	448,302	(5,449,695)

Net Proceeds	27,429,706	—
Royalty interest	x25%	x25%
Partnership share	6,857,426	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$6,856,741	$—

(1)
Amounts represent actual production for the nine-month period ended July of each year respectively.

(2)
Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of September 30, 2007, the loss carryforward was $24,114.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

        No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2006. Reference is also made to Note 2 of the Notes to Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 4.        Controls and Procedures.

        Evaluation of disclosure controls and procedures.    The Corporate Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by Chevron, as the managing general partner of the Partnership, and the Working Interest Owners to The Bank of New York Trust Company, N.A., as Corporate Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Mike Ulrich, as Vice President of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust were effective at that time.

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Part I, Item 1A. "Risk Factors—The Trustees and the Unit holders have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustees rely upon the working interest owners and managing general partner for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006, and "Note 5—Negative Adjustments" of the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to operating information on East Cameron 371 included in the Annual Report on Form 10-K for the year ended December 31, 2006 for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operations.

        Changes in Internal Control Over Financial Reporting.    During the three months ended September 30, 2007, there has been no change in the Corporate Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 1A.     Risk Factors.

        There have not been any material changes from risk factors previously disclosed in the Trust's response to Item 1A to Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.        Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

			SEC File or Registration Number	Exhibit Number
4(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(a)
4(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(b)
4(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(c)
4(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(d)
4(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(e)
10(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	10(a)
10(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(b)
10(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(c)
10(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10(d)
31	—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL OFFSHORE TRUST
	By:	The Bank of New York Trust Company, N.A., Corporate Trustee
	By:	/s/ MIKE ULRICH Mike Ulrich Vice President
Date: November 14, 2007

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
TEL OFFSHORE TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES