Form 10-K
period 2007-12-31
TEL OFFSHORE TRUST
filed 2008-03-31
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report to Section 13 or 15(d) of the Securities Act of 1934
for The Fiscal Year Ended December 31, 2007
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File Number 0-6910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Trust Company, N.A, Trustee 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
Registrant's telephone number, including area code: (800) 852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $48,988,068 based on a June 30, 2007 closing sales price of $10.31.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of March 31, 2008, there were 4,751,510 Units of Beneficial Interest in TEL Offshore Trust outstanding.

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

        Should any event or circumstances contemplated by the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should any material underlying assumptions prove incorrect, actual results may differ materially from future results expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. See "Item 1A—Risk Factors" below in this Form 10-K for a summary description of principal risk factors.

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

General

        The TEL Offshore Trust ("Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, The Bank of New York Trust Company, N.A. ("Corporate Trustee"), 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Corporate Trustee is 1-800-852-1422. The Bank of New York Trust Company, N.A. succeeded JPMorgan Chase Bank, N.A. as the Corporate Trustee effective October 2, 2006 pursuant to an agreement under which The Bank of New York Trust Company acquired substantially all of JPMorgan Chase's corporate trust business. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original corporate trustee, Texas Commerce Bank National Association. Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson serve as individual trustees ("Individual Trustees") of the Trust. The Individual Trustees and the Corporate Trustee may be referred to hereinafter collectively as the "Trustees."

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

        On October 31, 1986, Tenneco Exploration Ltd. ("Exploration I") was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco Oil Company ("Tenneco") subject to the Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Royalty to the Partnership (the "Conveyance"). The dissolution of Exploration I had no impact on future cash distributions to holders of units of beneficial interests in the Trust.

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

        On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Chevron sold its interest in East Cameron 371 to Energy Resource Technology, Inc. effective July 1, 2007.

        On June 6, 2003, Anadarko Petroleum Corporation ("Anadarko") acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to the Royalty from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligation under the Conveyance with respect to this property.

        Effective October 1, 2004, Apache Corporation ("Apache") acquired Anadarko's interests in East Cameron 354 and assumed Anadarko's obligation under the Conveyance with respect to this property.

        All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred. Chevron, as the managing general partner of the Partnership, calculates the Net Proceeds from the Royalty Properties owned by Chevron and collects financial information relating to the other Royal Properties from the Working Interest Owners other than Chevron for presentation to the Trust.

        Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until

December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Devon Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 on and after May 1, 2002; Chevron with respect to East Cameron 371 on and after May 1, 2002 until July 1, 2007; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004, Apache with respect to East Cameron 354 after October 1, 2004, and Energy Resource Technology, Inc. with respect to East Cameron 371 on and after July 1, 2007).

        As of March 31, 2008, a total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. The Units have been traded on the Nasdaq SmallCap Market since August 31, 2001. Previously the Units were traded on the OTC Bulletin Board. The Units were also traded on pink sheets. From inception of the Trust to December 31, 2007, distributions to Unit holders totaled approximately $125,443,000 or approximately $26.40 per Unit. See Note 4 to the Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainties of distributions.

        The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $54.8 million as of October 31, 2007 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers. (See "Termination of the Trust" and Note 9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

        As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, TEPI acquired two of the Royalty Properties from Chevron. The Royalty Property acquired by TEPI is West Cameron 643 and East Cameron 371. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such property and assumed Chevron's obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 ERT acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to such property effective January 1, 1998. In October 1998, Amerada acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of this acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT's obligations under the Conveyance with respect to this property. Effective January 1, 2000, PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon. As a result of such merger, Devon replaced PennzEnergy as the Working Interest Owner of Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties. On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged with and into Texaco, pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the

Merger. Accordingly, the properties referred to herein by Chevron and Texaco are each now controlled by subsidiaries of Chevron Corporation. Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Chevron sold its interest in East Cameron 371 to Energy Resource Technology, Inc. effective July 1, 2007. On June 6, 2003, Anadarko acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to the Royalty from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligation under the Conveyance with respect to this property. Effective October 1, 2004, Apache acquired Anadarko's interest in East Cameron 354 and assumed Anadarko's obligations under the Conveyance with respect to this property.

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

        This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the "Code"), existing and proposed Treasury Regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service ("IRS"). No assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

Ownership of Units

        The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each Unit holder will be treated as owning an interest in the Partnership. The Trustees assume that some Units are held by a middleman as such term is broadly defined in applicable Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name.) Therefore, the Trustees consider the Trust to be a widely held fixed investment trust ("WHFIT") for federal income tax purposes. The Corporate Trustee, 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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

Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a Unit will result in capital gain or loss measured by the difference between the tax basis in the Unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a Unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the Unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the Unit was held by the Unit holder as a capital asset, either long-term or short-term depending on the holding period of the Unit. This capital gain or loss will be long-term if a Unit holder's holding period for the Units exceeds one year at the time of sale or exchange. A long-term capital gains rate of 15% applies to most capital assets sold or exchanged with a holding period of more than one year. Capital gain or loss will be short-term if the Unit has not been held for more than one year at the time of sale on exchange.

Non-U.S. Unit holders

        In general, a Unit holder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. Unit holder" for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30%, or if applicable, at a lower treaty rate. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. Unit holder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. Unit holder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected income is subject to withholding at the highest applicable tax rate, 35% for individual non-U.S. Unit holders.

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

        The State of Texas passed legislation in May 2006 to implement a new margin tax at a rate of 1% to be imposed on gross revenues less certain deductions as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts and partnerships that meet certain statutory requirements and receive at least 90% of their gross income from designated sources, including royalties from mineral properties, and do not receive at least 90% of their gross income from operating an active trade business, are generally exempt from the margin tax as "passive entities." Tex H.B. 3928, 80th Leg. R. S. (2007), which was signed into law on June 15, 2007 clarifies that the Trust is exempt from margin tax as a passive entity. Accordingly, each Unit holder that is a business entity subject to the margin tax will generally include its share of the Trust's revenues in its own margin tax computation.

TERMINATION OF THE TRUST

        The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $54.8 million as of October 31, 2007, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2007 in order to correspond with distributions to the Trust, it is estimated that approximately 76% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the summary of the DeGolyer and MacNaughton reserve study included in Item 1 of this Form 10-K. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In addition, in the event of a dissolution of the Partnership (which could occur under the circumstances described above under "Description of the Trust") and a subsequent winding up and termination thereof, the assets of the Partnership (i.e., the Royalty) could either (1) be distributed in kind ratably to the Trust and the Managing General Partner or (2) be sold and the proceeds thereof distributed ratably to the Trust and the Managing General Partner. In the event of a sale of the Royalty and a distribution of the cash proceeds thereof to the Trust and the Managing General Partner, the Trustees would make a final distribution to Unit holders of the Trust's portion of such cash proceeds plus any other cash held by the Trust after payment of or provision for all liabilities of the Trust, and the Trust would be terminated.

ROYALTY INCOME, DISTRIBUTABLE INCOME AND TOTAL ASSETS

        Reference is made to Items 6, 7 and 8 of this Form 10-K for financial information relating to the Trust.

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells

        The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

						Gross Wells Drilled as of October 31, 2007
						Wells Drilled(1)			Successful (2)(3)
		Current Working Interest Owner	Working Interest Owner's Ownership Interest(%)(4)
Property	Acquisition Date (Mo.-Yr.)				Gross Acres
						Expl.	Dev.		Oil		Gas
East Cameron 354(5)	12-72	Apache	11.14		5,000	2	4		0		5
West Cameron 643 unit	12-72	Chevron	35.86		5,000	3	17		0		14
Eugene Island 339 non-unit	12-72	Chevron	50.00		5,000	2	33	(6)	19	(6)	0
Eugene Island 339 5500' unit	12-72	Chevron	42.05		5,000	0	5		5		0
Eugene Island 339 4500' unit	12-72	Chevron	38.50 24.44	gas oil	5,000	0	20		16		0
Eugene Island 342 SW/4	12-72	Chevron	.06		5,000	4	5		0		7
Eugene Island 342 NW/4	12-72	Chevron	0.18		5,000	2	4		0		4
Eugene Island 348(7)	12-72	Devon	50.00		5,000	4	5		0		7
West Cameron 642	12-72	Chevron	25.00		5,000	4	7		0		8
East Cameron 370(8)	1-73	N.A.	25.00		5,000	3	1		0		4
East Cameron 371(12)	1-73	ERT	7.50		5,000	7	2		0		4
Vermilion 246(11)	1-73	Chevron	33.37		5,000	3	3		0		4
West Cameron 41 E/2(9)	3-74	N.A	.30		2,500	0	0		0		0
Ship Shoal 183 N/2	7-88	Chevron	66.67		2,500	1	11		8		4
Ship Shoal 183 unit	7-88	Chevron	34.29		1,875	1	22		20		3
Ship Shoal 183 F-3	7-88	Chevron	100.0		5,000	1	0		0		1
Ship Shoal 183 F-1	7-88	Chevron	50.00		5,000	1	0		1		0
Eugene Island 208	8-73	Devon	100.00		1,250	0	3		0		3
Eugene Island 367(10)	3-74	N.A.	1.60		5,000	2	9		0		9
South Marsh Island 252	3-74	Chevron	3.00		4,997	2	0		0		1
South Timbalier 36	3-74	Chevron	.26		5,000	2	20		9		11
South Timbalier 37	3-74	Chevron	.26		5,000	13	41		39		3

Total					98,122	57	212		117		92

(1)
As of October 31, 2007, there were 2 wells in the process of drilling. See "Operations" under Item 7 of this report for a discussion of drilling activity during 2007.

(2)
As of October 31, 2007, there were 108 producing completions.

(3)
Multiple completions are counted as one well. South Timbalier 37 has 5 multiple completion wells and Ship Shoal 182/183 has 2 multiple completion wells.

(4)
These percentages represent the working interest owner's interest subject to the Partnership's net proceeds.

(5)
Apache purchased this working interest from Anadarko effective October 1, 2004. This lease expired in 2005. Wells were plugged and abandoned in 2006. The platforms to which the wells were connected have not yet been abandoned; such abandonment is in process and is expected to be completed in the second quarter of 2008.

(6)
Eugene Island 339 C-17 and C-18 wells are producing in this property but are not included here; they are not subject to the Partnership's net proceeds until they pay out.

(7)
This lease expired in 2004. Abandonment work was completed in May 2006.

(8)
This lease expired in 1996.

(9)
This lease expired in November 2002, and all wells on the lease had been abandoned as of November 2003.

(10)
This lease expired on May 30, 1996. It was leased again as OCS-G 19800 effective July 1, 1998. Neither Chevron nor any affiliates of Chevron have an interest in OCS-G-19800.

(11)
This lease (Vermillion 246 Block, OCS-G 1147) was terminated in 2002. Abandonment work was completed mid 2005.

(12)
East Cameron 371 was sold to Energy Resource Technology, Inc., effective July 1, 2007.

Reserves

        A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2007. The following is a summary of such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 2 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data in the DeGolyer and MacNaughton study represent estimates only and should not be construed as being exact. The discounted present values shown by the DeGolyer and MacNaughton study should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. Estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2007, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve study. Because the reserve study is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        Estimated net proved reserves attributable to the net profits interest owned by the Partnership, as of October 31, 2007, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves
Reserves as of October 31, 2006	390,369	2,233,123
Revisions of Previous Estimates	174,331	413,379
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	91	79
Production(1)	(122,787)	(428,927)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2007	442,004	2,217,654

(1)
Production was estimated based on the ratio as of October 31, 2006, of the Partnership's net profits interest in net reserves to the net reserves associated with the Partnership's net profits interest and the interests retained in the Royalty Properties by the Working Interest Owners. This ratio was then applied to the production net to the combined interests of the Partnership and the Working Interest Owners for the period from November 1, 2006, through October 31, 2007.

        Information used in the preparation of the reserve study was obtained from the Working Interest Owners. All of the reserve estimates are classified as proved developed reserves.

        The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting or based on actual production. When revenues are reported on actual production, there is no gas imbalance created. Under the cash method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $54.8 million as of October 31, 2007 based on the reserve study of DeGolyer and MacNaughton. The Partnership's Royalty income for a period reflects the actual gas sold during the period.

        While estimates of reserves attributable to the Royalty are shown in order to comply with requirements of the SEC, there is no precise method of allocating estimates of physical quantities of reserves to the Partnership and the Trust, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. Reserve quantities in the DeGolyer and MacNaughton reserve study have been allocated based on a revenue formula and such quantities can be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Royalty Properties. Therefore, the estimates of reserves set forth in the DeGolyer and MacNaughton study are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest. For a further discussion of reserves, reference is made to Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        The future net revenues contained in the DeGolyer and MacNaughton reserve study have not been reduced for future costs and expenses of the Trust, which are expected to approximate $600,000 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

        Revenue values in the reserve study were estimated using the initial prices and costs provided by Chevron. The future net revenue value was calculated by deducting operating expenses and capital costs from future gross revenue of the combined interests of the Partnership and the Working Interest Owners in the Royalty Properties. Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. The values were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2008. The future accrual or escrow amounts for the Royalty Properties were deducted from the future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital abandonment costs at the rate of 4.3% per year as specified by Chevron was credited monthly. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was manipulated by a factor of 25% to arrive at the future net revenue attributed to the Partnership's net profits interest. Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 4.3% per year as specified by Chevron. Future income tax expenses were not taken into account in estimating future net revenue.

        The Trustees have been informed by Chevron that Chevron has budgeted approximately $14.7 million, net to the Trust's interest, in capital expenditures during 2008 associated with Eugene Island 339 relating to side track drilling resulting from existing casing damage. Such capital expenditures were not included in the reserve study prepared by DeGolyer and MacNaughton, independent consultants, as of October 31, 2007. See "Business—Description of Royalty Properties—Reserves" in this Form 10-K.

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

        The Working Interest Owners have advised the Trust that there have been no events subsequent to October 31, 2007 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton study.

Operations and Production

        Reference is made to the Section entitled "Operations" under Item 7 of this Form 10-K for information concerning operations and production.

Distributions

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems, which resulted in oil and gas production delays in our Royalty Properties. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed and has not been restored; efforts to establish a new platform are still in process. Since the hurricanes, overall production has slowly returned generally to pre-hurricane levels, other than with respect to Eugene Island 339. The Trust had to fund our share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. The extensive damage caused by these hurricanes led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which increased levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006 and affected the first and second quarters of 2007. During the fourth quarter 2006, the Trust resumed distributions. The fourth quarter distribution of $1.7 million was paid on January 11, 2007. On March 30, 2007, the Trust announced its first quarter distribution of approximately $1.2 million. On June 27, 2007, the Trust announced its second quarter distribution of approximately $2.1 million, which was paid on July 9, 2007. On September 27, 2007, the Trust announced its third quarter distribution of approximately $2.8 million, which was paid on October 9, 2007. On December 21, 2007, the Trust announced its fourth quarter distribution of approximately $3.3 million, which was paid on January 10, 2008. On March 26, 2008, the Trust announced its first quarter distribution of approximately $4.5 million.

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

Gas Marketing

        During the years ended December 31, 2005, 2006 and 2007, approximately 99%, 99% and 99% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

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

        West Cameron 643.    West Cameron 643 contributed approximately 8% of the revenues from natural gas sales from the Royalty Properties in 2007. The average price received for natural gas from all of the Working Interest Owner's purchasers on West Cameron 643 during 2007 was $6.32 per Mcf.

        East Cameron 371.    East Cameron 371 contributed a little over 1% of the revenues from natural gas sales from the Royalty Properties in 2007. The average price received for natural gas from all of the Working Interest Owner's purchasers on East Cameron 371 during 2007 was $6.53 per Mcf.

        Ship Shoal 182/183.    Ship Shoal 182/183 contributed approximately 77% of the revenues from gas sales from the Royalty Properties in 2007. The average price received for natural gas from all of the Working Interest Owner's purchasers on Ship Shoal 182/183 during 2007 was $7.35 per Mcf.

        Eugene Island 339.    Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007. The average price received for natural gas from all of the Working Interest Owner's purchasers on Eugene Island 339 during 2007 was $6.28 per Mcf.

        South Timbalier 36/37.    South Timbalier 36/37 contributed a little over 1% of the revenues from natural gas sales from the Royalty Properties in 2007. The average price received for natural gas from all of the Working Interest Owner's purchasers on South Timbalier 36/37 during 2007 was $7.19 per Mcf.

Oil Marketing

        Crude oil purchases by Chevron accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2005, 2006 and 2007.

        The Supply and Distribution Department of Chevron currently purchases crude oil at prices based on its own published pricing bulletins with an adjustment for gravity and transportation charges. Average monthly prices for fiscal year 2007 ranged from $57.83 per barrel to $74.78 per barrel.

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

FERC Regulation

        In general, the FERC regulates the transportation of natural gas in interstate commerce by interstate pipelines. Over the course of approximately the previous decade, the FERC adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these regulations to determine whether further changes are needed. As to these various developments, the working interest owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

        When natural gas and oil prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activities on the underlying properties may decline as some projects may become uneconomic and are either delayed or cancelled. The volatility of energy prices reduces the predictability of future cash distributions to Unit holders. A significant percentage of the natural gas and natural gas liquids produced from the Royalty Properties is currently being sold to various third party purchasers under a mix of term and spot agreements by ChevronTexaco Natural Gas. A majority of crude oil produced by the Royalty Properties is being sold to subsidiaries of Chevron Corporation based on pricing bulletins.

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

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems. The extensive damage caused by these hurricanes led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico. These incurred costs have reduced and may continue to reduce Royalty income.

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

        As described in this report, Hurricanes Katrina and Rita caused significant damage during 2005. All but one of the platforms and facilities on the Royalty Properties were restored during 2006 and 2007. One of the platforms and facilities on Eugene Island was destroyed and has not been replaced; efforts to establish a new platform are still in process.

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

        The Trust will be terminated and the Trustees must sell the Royalty if holders of a majority of the Units approve the sale or vote to terminate the Trust, or if the total future net revenues attributable to the Royalty, determined by the independent reserve engineer as of December 31 of the prior year, are less than $2 million. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit holders and Unit holders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all Unit holders. For a more complete description of these matters, see "—Termination of the Trust" under Item 1 of this Form 10 K.

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

        Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of distributions to Unit holders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the Unit holders, which could reduce the market value of the Units over time. Eventually, properties underlying the Trust's Royalty will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any distributions of net proceeds therefrom.

  Unit holders have limited voting rights

        Voting rights as a Unit holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit holders or for an annual or other periodic re-election of the Trustees. Additionally, Unit holders have no voting rights in the Working Interest Owners. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a Corporate Trustee and three Individual Trustees in accordance with the Trust Agreement and other organizational documents. The Trustees have extremely limited discretion in their administration of the Trust.

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

Item 1B.    Unresolved Staff Comments.

        There were no unresolved Securities and Exchange Commission comments as of December 31, 2007.

Item 2.    Properties.

        Reference is made to Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

        Currently, there are not any legal proceedings pending.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Trust Units are traded on the Nasdaq SmallCap Market under the symbol "TELOZ". At March 20, 2008, the 4,751,510 Units outstanding were held by 2,289 Unit holders of record. The high and low sales price as reported by the Nasdaq SmallCap Market, and distributions for each quarter for the years ended December 31, 2007 and 2006, were as follows:

Quarter	High	Low	Distribution
2007:
Fourth	$32.95	$13.70	$.684564
Third	15.44	10.00	.597051
Second	10.88	9.21	.432270
First	11.05	9.12	.245727
2006:
Fourth	$10.69	$5.58	$.357301
Third	8.10	5.35	.000000
Second	9.91	5.21	.000000
First	12.00	8.35	.000000

        See Note 4 to Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Item 6.    Selected Financial Data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Royalty income	$10,257,485	$2,510,936	$9,854,531	$5,987,936	$4,174,682
Distributable income	$9,311,113	$1,697,721	$9,239,617	$5,344,207	$3,634,388
Distributions per Unit	$1.959611	$0.357301	$1.944564	$1.124739	$0.764891
Total assets	$5,176,634	$3,375,093	$3,239,290	$3,901,263	$2,107,166

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems, which resulted in oil and gas production delays in our Royalty Properties. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed and has not been restored; efforts to establish a new platform are still in process. Since the hurricanes, overall production has slowly returned generally to pre-hurricaine levels, other than with respect to Eugene Island 339. The Trust had to fund our share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. The extensive damage caused by these hurricanes led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which increased levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006 and affected the first and second quarters of 2007. During the fourth quarter 2006, the Trust resumed distributions. The fourth quarter distribution of $1.7 million was paid on January 11, 2007. On March 30, 2007, the Trust announced its first quarter distribution of approximately $1.2 million. On June 27, 2007, the Trust announced its second quarter distribution of approximately $2.1 million, which was paid on July 9, 2007. On September 27, 2007, the Trust announced its third quarter distribution of approximately $2.8 million, which was paid on October 9, 2007. On December 21, 2007, the Trust announced its fourth quarter distribution of approximately $3.3 million, which was paid on January 10, 2008. On March 26, 2008, the Trust announced its first quarter distribution of approximately $4.5 million.

        Substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition and other variables.

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was then sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at such time to provide for future administrative expenses in connection with the winding up of the Trust.

        The calculated reserve amount at December 31, 2006 and 2007 was $1,623,866 and $1,883,726, respectively. During the first and second quarters of 2007, the Trust increased the cash reserve by $254,027 and $97,276, respectively. During the third and forth quarters of 2007 the Trust decreased the cash reserve by $58,958 and $32,480, respectively, as the Trust's reserve was then sufficient to provide for future administrative expenses.

        Based upon the significantly reduced oil and gas production during the second half of 2005, due to hurricane-related damages in the areas where the Royalty Properties are located, the current and future expected deficit for expenditures subject to recovery from future royalty income, estimated future capital expenditure projects for repairs or tie-backs to alternative pipelines, and additional potential future exploratory activities being considered by Working Interest Owners, the cash income distributions to Unit holders decreased significantly during 2006.

        The Trustees have been informed by Chevron that Chevron has budgeted approximately $14.7 million, net to the Trust's interest, in capital expenditures during 2008 associated with Eugene Island 339 relating to side track drilling resulting from existing casing damage. Such capital expenditures were not included in the reserve study prepared by DeGolyer and MacNaughton, independent consultants, as of October 31, 2007. See "Business—Description of Royalty Properties—Reserves" in this Form 10-K.

Operations

        The following operational information has been based on information provided to the Corporate Trustee by Chevron as the Managing General Partner of the Partnership and by the applicable Working Interest Owners. The Trustees have no control over these operations or internal controls relating to this information.

        At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed and has not been restored; efforts to establish a new platform are still in process. The Working Interest Owner has also advised the Trust that the Working Interest Owner has completed the project to compress and re-inject gas to the B-5 well, which allows the operator to increase oil production and to limit flaring of gas. Eugene Island 339 oil production increased during the third quarter of 2006 and increased further during the fourth quarter of 2006 and the first quarter of 2007 as the B-5 well gas injection project was completed. On Ship Shoal 182/183, gas production and sales resumed in July 2006 and full production resumed in the fourth quarter of 2006. On West Cameron 643, production was shut in from September 2005 following Hurricane Rita's major damage to various platforms, but limited gas production resumed in late July 2006 before the wells loaded up and additional repairs were required thus requiring the well to be shut in again during the second quarter 2006. Production at West Cameron 643 resumed May 2007.

        The Trust has engaged an outside auditor for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Based on the initial report of this auditor, the Trustees believe that certain errors have occurred and are involved in ongoing discussions with such Working Interest Owners to resolve these items. As part of this process, certain adjustments have been reflected in the books and records for the first quarter of 2008. These adjustments include a one-time increase of approximately $31,716 in gas revenues, a one-time increase of approximately $43,287 in oil revenues, and a one-time credit of approximately $123,900 in capital expenditures. No assurance can be provided as to the ultimate outcome of the remaining items under discussion.

Years 2007 and 2006

        Royalty income increased approximately 309% from $2,510,936 in 2006 to $10,257,485 in 2007 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below.

        For 2007, the Trust had undistributed net loss of $9,307. For 2006, the Trust had undistributed net loss of $2,092. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Natural gas revenues and gas products increased 195% from $4,003,561 in 2006 to $11,820,973 in 2007, primarily due to a 176% increase in natural gas and gas products volumes from 600,477 Mcf equivalents in 2006 to 1,654,836 Mcf equivalents in 2007. The average price received for natural gas increased 6% from $6.70 per Mcf in 2006 to $7.11 Mcf in 2007.

Crude Oil and Condensate

        Crude oil and condensate revenues increased 40% from $26,869,007 in 2006 to $37,732,678 in 2007, due primarily to a 37% increase in crude oil and condensate volumes from 421,763 barrels in 2006 to 578,159 barrels in 2007. The average price received for crude oil and condensate increased by 2% from $63.71 in 2006 to $65.26 in 2007.

        The increase in crude oil and condensate volume, as well as natural gas volumes and gas products production volumes, for 2007, compared to 2006, resulted primarily from repairs of certain damages caused by Hurricanes Rita and Katrina.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners increased 12% from $5,876,944 in 2006 to $6,598,909 in 2007. The increase in operating expenses is primarily due to the increased production during 2007.

        Capital expenditures paid by the Working Interest Owners decreased 82% from $9,443,605 in 2006 to $1,716,676 in 2007. The higher amount of capital expenditures during 2006 related primarily to damages caused by Hurricanes Rita and Katrina.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners, and it is described herein for information purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow Account, $255,443 and $150,109 in 2007 and 2006, respectively, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

        In the first quarter of 2008, there was a net release of funds from the Special Cost Escrow Account of approximately $1,318,188.

        In 2007, the Working Interest Owners refunded a net amount to the Trust of $125,391 from the Special Cost Escrow Account. As of December 31, 2007, approximately $6,713,564 remained in the Special Cost Escrow Account. In 2006, the Working Interest Owners deposited a net amount to the Trust of $1,188,000 from the Special Cost Escrow Account. As of December 31, 2006, approximately $6,839,000 remained in the Special Cost Escrow Account. The net refund for 2007 compared to net deposit for 2006 was primarily due to a decrease in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties due to hurricane related damages.

Summary By Property

        Listed below is a summary of 2007 operations as compared to 2006 of the five principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 crude oil revenues increased $8,959,469, from $9,220,238 in 2006 to $18,179,707 in 2007, primarily due to an increase in production. Crude oil production increased from 149,887 barrels in 2006 to 287,539 barrels in 2007. The average price of crude oil increased from $61.51 per barrel in 2006 to $63.22 per barrel in 2007. Gas revenues increased $674,988, from $547,819 in 2006 to $1,222,807 in 2007, primarily due to an increase in gas production from 83,101 Mcf in 2006 to 194,633 Mcf in 2007 as a result of completion in July 2007 of the pipeline connection to the existing sales point on the Eugene Island 361 platform. The average price received for natural gas decreased from $6.59 per Mcf in 2006 to $6.28 per Mcf in 2007. Capital expenditures decreased from $3,524,145 in 2006 to $190,093 in 2007. The capital expenditures incurred during 2006 were due to hurricane-related damages. Operating expenses decreased from $2,584,319 in 2006 to $2,214,130 in 2007 primarily due to a decrease in workover expenses.

Ship Shoal 182/183

        Ship Shoal 182/183 crude oil revenues increased from $17,107,346 in 2006 to $18,924,236 in 2007, due to an increase in crude oil prices from $64.93 per barrel in 2006 to $67.35 per barrel in 2007 and an increase in crude oil production from 263,486 barrels in 2006 to 280,996 barrels in 2007. Gas revenues increased from $3,044,766 in 2006 to $8,013,970 in 2007 due to an increase in gas volumes from 453,910 Mcf in 2006 to 1,089,709 Mcf in 2007. The increase in gas volumes resulted from no gas being produced until the third quarter of 2006 due to hurricane-related damages. The average natural gas sales price increased from $6.71 per Mcf in 2006 to $7.35 per Mcf in 2007. Capital expenditures decreased from $5,718,239 in 2006 to $701,753 in 2007 primarily due to hurricane-related repairs having been made in 2006. Operating expenses increased from $2,782,327 in 2006 to $3,204,308 in 2007 due to increased production during 2007.

West Cameron 643

        West Cameron 643 gas revenues increased from $33,587 in 2006 to $802,575 in 2007 due primarily to an increase in gas volumes from 6,628 Mcf in 2006 to 126,971 Mcf in 2007. The increase in gas volumes resulted from no gas being produced until the third quarter of 2006 at which time only a limited amount of production had begun. The average natural gas sales price increased from $5.07 per Mcf in 2006 to $6.32 per Mcf in 2007. Operating expenses increased from $404,380 in 2006 to $942,457 in 2007 due to the increased production during 2007. Capital expenditures decreased from $46,156 in 2006 to $0 in 2007.

East Cameron 371

        East Cameron 371 gas revenues were $770 in 2006 and $150,500 in 2007. Oil revenues were $0 in 2006 and $30,164 in 2007. Capital expenditures decreased from $315 in 2006 to $0 in 2007 and operating expenses increased from $31,917 in 2006 to $174,559 in 2007.

South Timbalier 36/37

        South Timbalier 36/37 oil revenues increased from $527,183 in 2006 to $595,442 in 2007, due to an increase in crude oil production from 8,142 barrels in 2006 to 9,229 barrels in 2007, offset by a slight decrease in crude oil prices from $64.75 per barrel in 2006 to $64.52 per barrel in 2007. Capital expenditures increased from $34,316 in 2006 to $109,901 in 2007.

Years 2006 and 2005

        Royalty income decreased approximately 75% from $9,854,531 in 2005 to $2,510,936 in 2006 primarily due to a decrease in gas revenues and crude oil and condensate revenues as discussed below.

        For 2006, the Trust had undistributed net loss of $2,092. For 2005, the Trust had no undistributed net income or loss. Undistributed net income represents positive Net Proceeds generated during the period that were applied to an existing loss carryforward. Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds earned by the related Working Interest Owner(s).

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Natural gas revenues and gas products decreased 75% from $16,337,625 in 2005 to $4,003,561 in 2006, primarily due to a 63% decrease in natural gas and gas products volumes from 2,287,314 Mcf equivalents in 2005 to 600,477 Mcf equivalents in 2006. The average price received for natural gas decreased 9% from $7.31 per Mcf in 2005 to $6.70 Mcf in 2006.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased 16% from $32,051,988 in 2005 to $26,869,007 in 2006, due primarily to a 35% decrease in crude oil and condensate volumes from 650,466 barrels in 2005 to 421,763 barrels in 2006. This decrease was partially offset by the increase in average crude oil and condensate prices by 30% from $49.28 in 2005 to $63.71 in 2006.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners increased 38% from $4,257,481 in 2005 to $5,876,944 in 2006. The increase in operating expenses is primarily due to the costs related to production coming back online in 2006 after hurricane-related damages.

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

Summary By Property

        Listed below is a summary of 2006 operations as compared to 2005 of the five principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 crude oil revenues decreased $5,472,468, from $14,692,706 in 2005 to $9,220,238 in 2006, primarily due to a decrease in production. Crude oil production decreased from 312,252 barrels in 2005 to 149,887 barrels in 2006. The average price of crude oil increased from $47.05 per barrel in 2005 to $61.51 per barrel in 2006. Gas revenues decreased $6,496,531, from $7,044,350 in 2005 to $547,819 in 2006, primarily due to a decrease in gas production from 974,036 Mcf in 2005 to 83,101 Mcf in 2006 as a result of damages to the third party pipeline. The pipeline operator had advised Chevron that repair work had been suspended indefinitely. Chevron extended the existing line within the field to connect to the existing sales point on the Eugene Island 361 platform in July 2007. The average price received for natural gas decreased from $7.55 per Mcf in 2005 to $6.59 per Mcf in 2006. Capital expenditures increased from $931,625 in 2005 to $3,524,145 in 2006 due to hurricane-related damages. Operating expenses increased from $1,388,428 in 2005 to $2,584,319 in 2006 primarily due to increased workover expenses.

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

East Cameron 371

        East Cameron 371 gas revenues were ($99,126) in 2005 and $770 in 2006. Oil revenues were ($42,171) in 2005 and $0 in 2006. Capital expenditures increased from ($1,560) in 2005 to $315 in 2006 and operating expenses increased from ($11,116) in 2005 to $31,917 in 2006. The 2006 increases for East Cameron 371 and 2005 negative amounts were due to the Working Interest Owner including production and expenses in previous quarters related to the East Cameron 381 block wells, A-1 and A-3, in the Trust's activity, despite the Trust not having an interest in these wells. The adjustments were made in the second quarter of 2005 to correct this error.

South Timbalier 36/37

        South Timbalier 36/37 oil revenues increased from $412,329 in 2005 to $527,183 in 2006, due to an increase in crude oil prices from $49.11 per barrel in 2005 to 64.75 per barrel in 2006, offset by a slight decrease in oil production from 8,396 barrels in 2005 to 8,142 barrels in 2006. Operating expenses increased from $25,629 in 2005 to $34,316 in 2006.

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

	Royalty Properties Year Ended December 31,(1)
	2007	2006	2005
Crude oil and condensate (bbls)	578,159	421,763	650,466
Natural gas and gas products (Mcfe)	1,654,836	600,477	2,287,314
Crude oil and condensate average price, per bbl	$65.26	$63.71	$49.28
Natural gas average price, per Mcf (excluding gas products)	$7.11	$6.70	$7.31
Crude oil and condensate revenues	$37,732,678	$26,869,007	$32,051,988
Natural gas and gas products revenues	$11,820,973	$4,003,561	$16,337,625
Production expenses	(8,363,502)	(7,277,259)	(5,928,263)
Capital expenditures	(1,716,676)	(9,443,605)	(2,587,321)
Undistributed net loss (income)(2)	37,226	8,368	—
(Provision for) Refund of Special Cost Escrow	1,523,341	(4,115,324)	(451,965)
Net Proceeds	$41,034,042	$10,044,748	$39,422,064
Royalty interest	x25%	x25%	x25%
Partnership share	$10,258,511	$2,511,187	$9,855,516
Trust interest	x99.99%	x99.99%	x99.99%
Trust share of Royalty Income(3)	$10,257,485	$2,510,936	$9,854,531

(1)
Amounts represent actual production for the twelve-month period ended on October 31 of each year, respectively.

(2)
Undistributed net loss represents negative Net Proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive Net Proceeds, earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, that were applied to an existing loss carryforward. As of December 31, 2007 the loss carryforward was $37,226.

(3)
See Note 4 to the Notes to the Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

        As of December 31, 2007, the Trust had no obligations or commitments to make future contractual obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Reference is made to Item 1 of this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of
TEL Offshore Trust
Austin, Texas

        We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust (the "Trust") as of December 31, 2007 and 2006, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporate Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Corporate Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 3 to the financial statements, these financial statements were prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2007 and 2006, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007, on the comprehensive basis of accounting described in Note 3.

Deloitte & Touche LLP

Houston, Texas
March 31, 2008

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$5,136,437	$3,321,587
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,227,458 and $28,214,149 at December 31, 2007 and 2006, respectively	40,197	53,506

Total assets	$5,176,634	$3,375,093

Liabilities and Trust Corpus
Distribution payable to Unit holders	$3,252,711	$1,697,721
Reserve for future Trust expenses	1,883,726	1,623,866
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2007 and 2006)	40,197	53,506

Total liabilities and Trust corpus	$5,176,634	$3,375,093

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2007	2006	2005
Royalty income	$10,257,485	$2,510,936	$9,854,531
Interest income	77,565	25,516	15,160

	10,335,050	2,536,452	9,869,691
General and administrative expenses	(259,861)	(579,069)	(606,883)
Increase in reserve for future Trust expenses	(764,076)	(259,662)	(23,191)

Distributable income	9,311,113	1,697,721	9,239,617

Distributions per Unit (4,751,510 Units)	$1.959611	$.357301	$1.944564

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2007	2006	2005
Trust corpus, beginning of year	$53,506	$64,069	$90,053
Distributable income	9,311,113	1,697,721	9,239,617
Distribution payable to Unit holders	(9,311,113)	(1,697,721)	(9,239,617)
Amortization of net overriding royalty interest	(13,309)	(10,563)	(25,984)

Trust corpus, end of year	$40,197	$53,506	$64,069

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

        On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged (the "Merger") with and into Texaco Inc., a Delaware corporation ("Texaco"), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger. Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. Accordingly, references herein to Chevron and Texaco are properties or entities each now controlled by subsidiaries of Chevron Corporation.

        On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Chevron sold its interest in East Cameron 371 to Energy Resource Technology, Inc. effective July 1, 2007.

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

        Effective October 1, 2004, Apache Corporation ("Apache") acquired Anadarko's interest in East Cameron 354 and assumed Anadarko's obligations under the Conveyance with respect to this property.

        All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred. Chevron, as the managing general partner of the Partnership, calculates the Net Proceeds from the Royalty Properties owned by Chevron and collects financial information relating to the other Royal Properties from the Working Interest Owners other than Chevron for presentation to the Trust.

        Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Tenneco Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(1) Trust Organization and Provisions (Continued)

respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; and Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998; Chevron with respect to West Cameron 643 on and after May 1, 2002; Chevron with respect to East Cameron 371 on and after May 1, 2002 until July 1,2007; Anadarko with respect to East Cameron 354 on and after July 1, 2003) until October 1, 2004; Apache with respect to East Cameron 354 after October 1, 2004 and Energy Resource Technology, Inc. with respect to East Cameron 371 on and after July 1,2007.

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2007 the reserve amount was $1,883,726;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $54.8 million (unaudited) as of October 31, 2007. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

        As of October 9, 2001, Chevron Corporation merged with Texaco, and the Royalty Properties owned by TEPI were assigned to Chevron on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 99%, for 2007, 2006 and 2005 of crude oil revenues from the Royalty Properties. Sales to Chevron Corporation accounted for approximately 99%, 99% and 99% of total gas revenues from the Royalty Properties during 2007, 2006 and 2005, respectively.

        The Trust's share of Royalty income was reduced by approximately $441,148, $350,927 and $418,000 in 2007, 2006 and 2005, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

        The Special Cost Escrow account (see Note 5) is established for future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. However, funds deposited to or released from the Special Cost Escrow account are included in Royalty income.

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

(4) Distributions to Unit Holders

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. These distributions are referred to as "distributable income". The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems, which resulted in oil and gas production delays in our Royalty Properties. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed and has not been restored; efforts

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unit Holders (Continued)

to establish a new platform are still in process. Since the hurricanes, overall production has slowly returned generally to pre-hurricane levels, other than with respect to Eugene Island 339. The Trust may have to fund our share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. The extensive damage caused by these hurricanes led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which increased levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006. During the fourth quarter 2006, the Trust resumed distributions. The fourth quarter distribution of $1.7 million was paid on January 11, 2007. On March 30, 2007, the Trust announced its first quarter distribution of approximately $1.2 million. On June 27, 2007, the Trust announced its second quarter distribution of approximately $2.1 million, which was paid on July 9, 2007. On September 27, 2007, the Trust announced its third quarter distribution of approximately $2.8 million, which was paid on October 9, 2007. On December 21, 2007, the Trust announced its fourth quarter distribution of approximately $3.3 million, which was paid on January 10, 2008. On March 26, 2008, the Trust announced its first quarter distribution of approximately $4.5 million.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account, approximately $255,443, $150,109 and $115,520 for 2007, 2006 and 2005, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2007, 2006 and 2005, approximately $6,714,000, $6,839,000 and $5,616,000, respectively, remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance.

        In the first quarter of 2008, there was a release of funds from the Special Cost Escrow account of approximately $1,318,188. Deposits to the Special Cost Escrow Account may be required in future

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Special Cost Escrow Account (Continued)

periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

        In 2007, the Working Interest Owners refunded a net amount of approximately $125,391 from the Special Cost Escrow Account. In 2006, the Working Interest Owners deposited a net amount of approximately $1,188,239 into the Special Cost Escrow Account. In 2005, the Working Interest Owners deposited a net amount of approximately $239,000 in the Special Cost Escrow Account. The net deposits were made primarily due to changes in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

(6) Reserve For Future Trust Expenses

        The Trust made a determination in 1998 to maintain a cash reserve equal to approximately three times the average expences of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. During 2007, the Trust increased its reserve by $259,861 for a reserve balance of $1,883,726 as of December 31, 2007. The reserve amount at December 31, 2006 was $1,623,866.

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

(9) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2007, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

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

based on the ratio of the Partnership's interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership's royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership's royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership's royalty interest are located in the United States. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $54.8 million as of October 31, 2007 based on the reserve study of Degolyer and MacNaughton.

        The Partnership's share of gas sales can be recorded by the Working Interest Owner on the cash method of accounting or based on actual production. When revenues are reported based on actual production, there is no gas imbalance created. Under the cash method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their oFwnership interests. The Partnership's Royalty income for a period reflects the actual gas sold during the period.

        Distributable income for the Partnership for the periods ended December 31, 2007, 2006 and 2005 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2007, 2006 and 2005, respectively.

(10) Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2007*:
Royalty income	$1,516,684	$2,415,521	$2,924,013	$3,401,267
Distributable income	$1,167,574	$2,053,933	$2,836,896	$3,252,711
Distributions per Unit	$0.245727	$0.432270	$0.597051	$0.684564
2006*:
Royalty income	—	—	—	$2,510,936
Distributable income	—	—	—	$1,697,721
Distributions per Unit	$0.00000	$0.000000	$0.000000	$0.357301

*
Royalty income and distributable income were decreased or increased in certain quarters due to deposits to or releases from the Special Cost Escrow Account as discussed in Note 5 above.

        See Note 4 for a discussion regarding uncertainty of distributions.

*****

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

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

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders have no control over the operation or development of the Royalty Properties and have little influence over operation or development" in the Trust's Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operation" relating to operating information on East Cameron 371 included in this Form 10-K, for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

Corporate Trustee's Report on Internal Control Over Financial Reporting

        The Corporate Trustee is responsible for establishing and maintaining adequate internal control over financial reporting by the Trust. The Trust's internal control over financial reporting is a process designed under the supervision of the Corporate Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust's financial statements for external purposes in accordance with generally accepted accounting principles.

        As of December 31, 2007, the Corporate Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Corporate Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

        This annual report does not include an attestation report of the Trust's registered public accounting firm regarding internal control over financial reporting. The Corporate Trustee's report was not subject to attestation by the Trust's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only the Corporate Trustee's report in this annual report.

        Changes in Internal Control Over Financial Reporting.    During the quarter ended December 31, 2007, there has been no change in the Corporate Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

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

        The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Corporate Trustee must comply with the bank's code of ethics.

        The Trust does not have a board of directors, and therefore does not have an audit committee, an audit committee financial expert, or a nominating committee.

  Section 16(a) Beneficial Ownership Reporting.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2007.

Item 11.    Executive Compensation.

        Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  (a)   Security Ownership of Certain Beneficial Owners.

        The Trust has no officers or directors. Accordingly, only holders of more than 5% of the Trust's Units are required to file reports with the SEC on Schedule 13D or Schedule 13G and holders of 10% or more of the Trust's Units are required to file initial and other reports with the SEC pursuant to Section 16 of the Securities Exchange Act of 1934. Based solely on a review of reports, the Trust is not aware of such holders as of the date of this report.

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

        Crude oil sales to Chevron Corporation accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2007, 2006 and 2005. During such years, approximately 99%, 99% and 99% of Chevron's natural gas and natural gas liquids relative to the Royalty Properties were committed and sold to Chevron Texaco Natural Gas.

        The Trust's share of Royalty income was reduced by approximately $441,000, $351,000 and $418,000 in 2007, 2006 and 2005, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2007, 2006 and 2005.

Item 14.    Principal Accountant Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustees.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2007 and 2006 by the Trust's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates:

	2007	2006
Audit fees	$163,000	$160,000
Audit-related fees	—	—
Tax fees	7,000	8,000
All other fees	—	—

Total fees	$170,000	$168,000

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

  (a)(3) Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. The Bank of New York Trust Company, N.A. succeeded JPMorgan Chase Bank as Corporate Trustee. JPMorgan Chase Bank is successor by mergers to the original corporate trustee, Texas Commerce Bank National Association.)

		SEC File or Registration Number	Exhibit Number
4(a)*	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(a)
4(b)*	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(b)
4(c)*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(c)
4(d)*	Amendments to TEL Offshore Trust Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(d)
4(e)*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(e)
10(a)*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	10	(a)
10(b)*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10	(b)
10(c)*	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10	(c)
10(d)*	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10	(d)
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2008.

TEL OFFSHORE TRUST
By:	THE BANK OF NEW YORK TRUST COMPANY, N.A., Corporate Trustee
By:	/S/ MIKE ULRICH Mike Ulrich Vice President
Signature		Date

THE BANK OF NEW YORK TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich, Vice President & Trust Officer	March 31, 2008

INDIVIDUAL TRUSTEES
/s/ DANIEL O. CONWILL, IV Daniel O. Conwill, IV, Individual Trustee	March 31, 2008
/s/ GARY C. EVANS Gary C. Evans, Individual Trustee	March 31, 2008
/s/ JEFFREY S. SWANSON Jeffrey S. Swanson, Individual Trustee	March 31, 2008

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

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business .
DESCRIPTION OF THE TRUST
DESCRIPTION OF THE UNITS
TERMINATION OF THE TRUST
ROYALTY INCOME, DISTRIBUTABLE INCOME AND TOTAL ASSETS
DESCRIPTION OF ROYALTY PROPERTIES
MARKETING
COMPETITION AND REGULATION
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments .
  Item 2. Properties.
  Item 3. Legal Proceedings .
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data .
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation .
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TEL OFFSHORE TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
STATEMENTS OF DISTRIBUTABLE INCOME
STATEMENTS OF CHANGES IN TRUST CORPUS
TEL OFFSHORE TRUST NOTES TO FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A(T). Controls and Procedures.
  Item 9B. Other Information .
PART III
  Item 10. Directors, Executive Officers and Corporate Governance .
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES