Form 10-Q
period 2008-03-31
TEL OFFSHORE TRUST
filed 2008-05-15
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 I.R.S. Employer Identification No.)
The Bank of New York Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2008—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 1A "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$6,714,490	$5,136,437
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,230,046 and $28,227,458, respectively	37,609	40,197

Total assets	$6,752,099	$5,176,634

Liabilities and Trust Corpus
Distribution payable to Unit holders	$4,469,043	$3,252,711
Reserve for future Trust expenses	2,245,447	1,883,726
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	37,609	40,197

Total liabilities and Trust corpus	$6,752,099	$5,176,634

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Royalty income	$5,067,521	$1,516,684
Interest income	11,260	18,039

	5,078,781	1,534,723
(Increase)/decrease in reserve for future Trust expenses	(361,721)	(254,027)
General and administrative expenses	(248,017)	(113,122)

Distributable income	$4,469,043	$1,167,574

Distributions per Unit (4,751,510 Units)	$.940552	$.245727

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Trust corpus, beginning of period	$40,197	$53,506
Distributable income	4,469,043	1,167,574
Distribution payable to Unit holders	(4,469,043)	(1,167,574)
Amortization of net overriding royalty interest	(2,588)	(3,973)

Trust corpus, end of period	$37,609	$49,533

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

        All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and the Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred. Chevron, as the managing general partner of the Partnership, calculates the Net Proceeds from the Royalty Properties owned by Chevron and collects financial information relating to the other Royalty Properties from the Working Interest Owners other than Chevron for presentation to the Trust.

        Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 on and after May 1, 2002; Chevron with respect to East Cameron 371 on and after May 1, 2002 until July 1, 2007; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004; Apache with respect to East Cameron 354 after October 1, 2004; and Energy Resource Technology, Inc. with respect to East Cameron 371 on and after July 1, 2007).

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

Note 2—Basis of Accounting

        The accompanying unaudited financial information has been prepared by The Bank of New York Trust Company, N.A. ("Corporate Trustee") in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America ("generally accepted accounting principals"). The Corporate Trustee and the Individual Trustees believe that the information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007.

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

        The Special Cost Escrow account (Note 5) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilites and for the estimated amount of future capital expenditures on the Royalty Properties. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. However, funds deposited to or released from the Special Cost Escrow account are included in the determination of Royalty income.

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

Note 5—Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future

"Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2008, there was a net release of funds from the Special Cost Escrow account; the Trust's share of the funds released was approximately $1,318,188. As of March 31, 2008, $5,395,376 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

        The Trust maintains a cash reserve, equal to approximately three times the average expenses of the Trust during each of the past three years, to provide for future administrative expenses in connection with the winding up of the Trust. During the first quarter of 2008, the Trust increased its reserve by $361,720 for a reserve balance of $2,245,447 as of March 31, 2008. The reserve amount at December 31, 2007 was $1,883,726.

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

Financial Review

Three Months Ended March 31, 2008 and 2007

        There were distributions of $4,469,043 or $0.940552 per Unit to the Unit holders for the three months ended March 31, 2008 as compared to distributions of $1,167,574 or $0.245727 per Unit for the same period in 2007.

        Crude oil and condensate revenues increased $2,263,339, or 23%, to $11,962,822 in the first quarter of 2008 as compared to $9,699,483 in the first quarter of 2007, due primarily to higher oil prices. The average price of crude oil and condensate increased from $60.62 per barrel in the first quarter of 2007 to $89.67 per barrel in the first quarter of 2008, or 48%.

        Gas revenues increased $720,690, or 29%, to $3,233,178 in the first quarter of 2008 from $2,512,488 in the first quarter of 2007, due to an increase in gas volumes of 22% to 453,760 Mcf in the first quarter of 2008 from 371,262 Mcf in the first quarter of 2007, and an increase of 5%, or $0.36, in the average price received for natural gas to $7.13 per Mcf in the first quarter of 2008 from $6.77 per Mcf in the first quarter of 2007. Gas products revenue increased $1,007,148, to $1,167,434 in the first quarter of 2008 from $160,286 in the first quarter of 2007 due primarily to an increase in production volume to 858,370 gallons from 194,427 gallons.

        Capital expenditures decreased $1,359,217, from $933,540 in the first quarter of 2007 to ($425,677) in the first quarter of 2008. Reflected within the capital expenditures line item for 2008 are certain prior period capital expenditures from the Working Interest Owners in the amount of ($495,600). The refund of prior period capital expenditures resulted from the review procedures performed by an outside auditor as further described below.

        The Royalty Properties had undistributed net income of $115,819 in the first quarter of 2008.

        In the first quarter of 2008, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the funds released was approximately $1,318,188. The net release was primarily a result of current estimates of future estimated abandonment costs, future capital expenditures, future production costs, future net revenues and current net proceeds. As of March 31, 2008, $5,395,376 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see "—Special Cost Escrow Account" below.

        In the first quarter of 2007, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the funds deposited was approximately $811,000.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was sufficient at that time to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years was sufficient at this time to provide for future administrative expenses in connection with the winding up of the Trust. During the first quarter of 2008, the Trust increased its reserve by $361,721 for a reserve balance of $2,245,447 as of March 31, 2008. The reserve amount at December 31, 2007 was $1,883,726.

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

        The Trust has engaged an outside auditor for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Based on the initial report of this auditor, the Trustees believe that certain errors have occurred and are involved in ongoing discussions with such Working Interest Owners to resolve these items. As part of this process, certain adjustments have resulted in an additional cash distribution to the Trust during the first quarter of 2008. These amounts are comprised of a one-time increase of approximately $31,716 in gas revenues, a one-time increase of approximately $43,287 in oil revenues, and a one-time credit of approximately $123,900 in capital expenditures. No assurance can be provided as to the ultimate outcome of the remaining items under discussion.

Three Months Ended March 31, 2008 and 2007

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

        Ship Shoal 182/183 crude oil revenues increased from $4,939,120 in the first quarter of 2007 to $6,170,577 in the first quarter of 2008, due to an increase in the average crude oil price from $64.34 per barrel in the first quarter of 2007 to $91.13 per barrel for the same period in 2008. The increase in price was partially offset by a decrease in net crude oil production from 76,761 barrels in the first quarter of 2007, which included an adjustment of 11,674 barrels relating to 2006 production, to 67,715 barrels in the first quarter of 2008, which included an adjustment of 178 barrels relating to 2007 production. Gas revenues decreased from $2,233,646 in the first quarter of 2007 to $1,672,719 in the first quarter of 2008 due to normal production decline. Gas production decreased from 320,577 Mcf in the first quarter of 2007 to 234,874 Mcf in the first quarter of 2008, which included an adjustment of 19,999 Mcf relating to 2007 production. Capital expenditures decreased from $470,908 in the first quarter of 2007 to $(468,226) in the first quarter of 2008 primarily due to an audit adjustment in prior periods. Operating expenses decreased from $990,592 in the first quarter of 2007 to $565,955 for the same period in 2008 due to a decrease in normal operation costs.

        Eugene Island 339 net crude oil revenues increased from $4,616,444 in the first quarter of 2007 to $5,527,574 for the same period in 2008 due to an increase in the average crude oil price from $57.13 per barrel in the first quarter of 2007 to $88.50 per barrel in the first quarter of 2008. This increase was partially offset by a decrease in crude oil production volumes to 62,458 barrels in the first quarter of 2008 from 80,811 barrels in the first quarter of 2007. Gas revenues increased from $0 in the first quarter 2007 to $991,774 in the first quarter of 2008. There was an increase in natural gas volumes from 0 Mcf in the first quarter of 2007 to 141,609 Mcf in the first quarter of 2008. The increase is a result of production coming back online after the completion of the new sales point. Capital expenditures decreased from $55,106 in the first quarter of 2007 to $6,059 in the first quarter of 2008 due to less repair and upgrade work on the platforms associated with damages caused by Hurricanes Rita and Katrina. Operating expenses decreased from $590,601 in the first quarter of 2007 to $393,089 in the first quarter of 2008.

        West Cameron 643 gas revenues increased from $219,217 in the first quarter of 2007 to $297,274 in the first quarter of 2008. This is partially due to an increase in gas volumes from 42,094 Mcf in the first quarter of 2007 to 42,188 Mcf for the same period in 2008. Operating expenses decreased from $222,435 in the first quarter of 2007 to $166,499 for the same period in 2008, and capital expenditures were $0 in the first quarter of 2007 and 2008.

        East Cameron 371 crude oil revenues increased from $0 in the first quarter of 2007 to $47,741 in the first quarter of 2008 as a result of production coming back online from 0 barrels in the first quarter of 2007 to 528 barrels for the same period in 2008. Gas revenues increased from $14,724 in the first quarter of 2007 to $247,946 in the first quarter of 2008. This is due to an increase in gas volumes from 2,298 Mcf in the first quarter of 2007 to 31,863 Mcf for the same period in 2008. Operating expenses increased from $12,306 in the first quarter of 2007 to $280,190 in the first quarter of 2008.

Liquidity and Capital Resources

        Chevron has informed the Trustee that Chevron had budgeted approximately $14.7 million, net to the Trust's interest, in capital expenditures during 2008 associated with Eugene Island 339 relating to side track drilling resulting from existing casing damage and a related delineation drilling project. Chevron has recently informed the Trustee that the start date for the side track drilling project is now in September 2008, with completion thereof expected in October 2008. The start date for the delineation project is now November 2008, with completion thereof expected in December 2008.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2007 future net revenues attributable to the Trust's royalty interests were estimated at $54.8 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2007 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 76% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. In addition, because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2007. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2008, there was a net release of funds from the Special Cost Escrow account; the Trust's share of this release was approximately $1,318,188. The net release was primarily a result of current estimates of future estimated abandonment costs, future capital expenditures, future production costs, future net revenues and current net proceeds. As of March 31, 2008, $5,395,376 remained in the Special Cost Escrow account.

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

	Royalty Properties Three Months Ended March 31,(1)
	2008	2007
Crude oil and condensate (bbls)	133,415	160,005
Natural gas and gas products (Mcfe)	576,384	399,037
Crude oil and condensate average price, per bbl	$89.67	$60.62
Natural gas average price, per Mcf (excluding gas products)	$7.13	$6.77
Crude oil and condensate revenues	$11,962,822	$9,699,483
Natural gas and gas products revenues	4,400,612	2,672,774
Production expenses	(1,962,573)	(2,295,365)
Capital expenditures	425,677	(933,540)
Undistributed net loss (income)(2)	(115,819)	(2,092)
Refund of (provision for) Special Cost Escrow	5,561,392	(3,073,916)

Net Proceeds	20,272,111	6,067,344
Royalty interest	x25%	x25%

Partnership share	5,068,028	1,516,836
Trust interest	x99.99%	x99.99%

Trust share of Royalty income	$5,067,521	$1,516,684

(1)
Amounts represent actual production for the three month period ended January 31 of each year, respectively.

(2)
Undistributed net loss represents negative net proceeds generated during the respective period. An undistributed net loss is carried forward and offset, in future periods, by positive net proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive net proceeds, generated during the respective period, that were applied to an existing loss caryforward. As of March 31, 2008, the undistributed net income was $115,819.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2007. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

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

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the managing general partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders have no control over the operation or development of the Royalty Properties and have litte influence over operation or development" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

        Changes in Internal Control Over Financial Reporting.    During the three months ended March 31, 2008, there has been no change in the Corporate Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in the Trust's response to Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2007.

PART II—OTHER INFORMATION

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4	(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(a)
4	(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(b)
4	(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(c)
4	(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(d)
4	(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(e)
10	(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992, of TEL Offshore Trust)	0-06910	10	(a)
10	(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10	(b)
10	(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10	(c)
10	(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10	(d)
31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
	By:	The Bank of New York Trust Company, N.A. Corporate Trustee
	By:	/s/ MIKE ULRICH Mike Ulrich Vice President
Date: May 15, 2008

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
NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1A. Risk Factors.
PART II—OTHER INFORMATION
  Item 6. Exhibits.
SIGNATURES