Form 10-Q
period 2008-06-30
TEL OFFSHORE TRUST
filed 2008-08-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 2008—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Working Interest Owners (as defined herein) have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 1A. "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$4,755,553	$5,136,437
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,232,053 and $28,227,458, respectively	35,602	40,197

Total assets	$4,791,155	$5,176,634

Liabilities and Trust Corpus
Distribution payable to Unit holders	$2,619,375	$3,252,711
Reserve for future Trust expenses	2,136,178	1,883,726
Commitments and contingencies
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	35,602	40,197

Total liabilities and Trust corpus	$4,791,155	$5,176,634

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Royalty income	$2,750,990	$2,415,521	$7,818,511	$3,932,205
Interest income	8,929	18,216	20,189	36,255

	2,759,919	2,433,737	7,838,700	3,968,460
(Increase) decrease in reserve for future Trust expenses	109,269	(97,276)	(252,452)	(351,303)
General and administrative expenses	(249,813)	(282,528)	(497,830)	(395,650)

Distributable income	$2,619,375	$2,053,933	$7,088,418	$3,221,507

Distributions per Unit (4,751,510 Units)	$.551272	$.432270	$1.491824	$.677997

The accompanying notes are an integral part of these financial statements.

 STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$37,609	$49,533	$40,197	$53,506
Distributable income	2,619,375	2,053,933	7,088,418	3,221,504
Distribution payable to Unit holders	2,619,375	2,053,933	7,088,418	3,221,504
Amortization of net overriding royalty interest	(2,007)	(3,232)	(4,595)	(7,205)

Trust corpus, end of period	$35,602	$46,301	$35,602	$46,301

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

        On October 31, 1986, Exploration I was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco subject to the Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Royalty to the Partnership (the "Conveyance"). The dissolution of Exploration I had no impact on future cash distributions to holders of Units.

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

        On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Chevron sold its interest in East Cameron 371 to Energy Resources Technology, Inc., effective July 1, 2007. Net proceeds will be calculated for the collective Royalty Properties owned by Chevron after this date.

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

        Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 on and after May 1, 2002; Chevron with respect to East Cameron 371 on and after May 1, 2002 until July 1, 2007; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004; Apache with respect to East Cameron 354 after October 1, 2004; and Energy Resources Technology, Inc. with respect to East Cameron 371 on and after July 1, 2007).

        On July 18, 2008, Chevron sold its interest in West Cameron 643 to Hilcorp Energy GOM, LLC ("Hilcorp"). Effective August 1, 2008, Hilcorp assumed operations, reporting and payment responsibilities for West Cameron 643.

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

Note 2—Basis of Accounting

        The accompanying unaudited financial information has been prepared by The Bank of New York Trust Company, N.A. ("Corporate Trustee") in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The Corporate Trustee and the Individual Trustees believe that the information furnished reflects all adjustments which are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007.

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

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems, which resulted in oil and gas production delays in our Royalty Properties. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed and has not been restored; efforts to establish a new platform are still in process. Since the hurricanes, overall production has slowly returned to normal production levels. The Trust may have to fund our share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. The extensive damage caused by these hurricanes led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which increased levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006. During the fourth quarter 2006, the Trust resumed distributions. The fourth quarter distribution of $1.7 million was paid on January 11, 2007. On March 30, 2007, the Trust announced its first quarter distribution of approximately $1.2 million. On June 27, 2007, the Trust announced its second quarter distribution of approximately $2.1 million, which was paid on July 9, 2007. On September 27, 2007, the Trust announced its third quarter distribution of approximately $2.8 million, which was paid on October 9, 2007. On December 21, 2007, the Trust announced its fourth quarter distribution of approximately $3.3 million, which was paid on January 10, 2008. On March 26, 2008, the Trust announced its first quarter distribution of approximately $4.5 million, which was paid on April 10, 2008. On June 27, 2008, the Trust announced its second quarter distribution of approximately $2.6 million.

Note 5—Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the second quarter of 2008 there was a net release of funds from the Special Cost Escrow account; the Trust's share of the funds released was $41,817. As of June 30, 2008, $5,353,559 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

        Chevron, in its capacity as the Managing General Partner of the Partnership, has advised the Trust that additional deposits to the Special Cost Escrow account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made, including the possibility that no Royalty income would be received in such periods.

Note 6—Reserve For Future Trust Expenses

        The Trust maintains a cash reserve, equal to approximately three times the average expenses of the Trust during each of the past three years, to provide for future administrative expenses in connection with the winding up of the Trust. During the first six months of 2008, the Trust increased its reserve by $252,452 for a reserve balance of $2,136,178 as of June 30, 2008. The reserve amount at December 31, 2007 was $1,883,726.

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

Financial Review

Three Months Ended June 30, 2008 and 2007

        There were distributions of $2,619,375 or $0.551272 per Unit to the Unit holders for the three months ended June 30, 2008 as compared to distributions of $2,053,933 or $0.432270 per Unit to the Unit holders for the same period in 2007.

        Crude oil and condensate revenues increased $2,216,572, or 28%, to $10,080,263 in the second quarter of 2008 as compared to $7,863,691 in the second quarter of 2007, due to a 69% increase in the average price of crude oil and condensate to $97.73 per barrel in the second quarter of 2008 from $57.83 per barrel in the second quarter of 2007. The increase was partially offset by a 24% decrease in crude oil and condensate volume to 103,147 barrels in the second quarter of 2008 from 135,984 barrels in the second quarter of 2007.

        Gas revenues increased $783,130, or 34%, to $3,074,648 in the second quarter of 2008 from $2,291,518 in the second quarter of 2007, due to an increase in gas volumes of 22% to 353,503 Mcf in the second quarter of 2008 from 289,797 Mcf in the second quarter of 2007, and a 10% increase in the average price received for natural gas to $8.70 per Mcf in the second quarter of 2008 from $7.91 per Mcf in the second quarter of 2007. Gas products revenue increased $482,523 to $618,753 in the second quarter of 2008 from $136,231 in the second quarter of 2007, due primarily to an increase in production volume of 343,897 gallons to 491,151 gallons in the second quarter of 2008 from 147,254 gallons in the second quarter of 2007.

        The increase in natural gas volumes and gas products production volumes for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 resulted from Eugene Island 339 and East Cameron 643 coming back on-line during July 2007. The decrease in crude oil and condensate volumes for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 resulted primarily from a three-day shut in at Eugene Island 339 for gas line repairs and a 12-day shut in at Ship Shoal 182/183 to repair a pipeline obstruction during the three months ended June 30, 2008.

        Capital expenditures increased $70,321, or 29%, from $241,184 in the second quarter of 2007 to $311,505 in the second quarter of 2008. The higher capital expenses in the second quarter of 2008 were primarily related to field workovers to help improve production performance. The capital expenditures for the second quarter of 2007 related primarily to damages caused by Hurricanes Rita and Katrina. Reflected within the capital expenditures line item for 2008 are certain prior period capital expenditures from the working interest owners in the amount of ($495,600). The refund of prior period capital expenditures resulted from the review procedures performed by an outside auditor as further described below.

        The Royalty Properties had undistributed net income of $27,704 as of June 30, 2008.

        In the second quarter of 2008, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the funds released was $41,817. As of June 30, 2008, $5,353,559 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see "—Special Cost Escrow Account", below.

        In the second quarter of 2007, there was a net release of funds into the Special Cost Escrow account. The Trust's share of the net funds released was $300,403.

Six Months Ended June 30, 2008 and 2007

        There were distributions of $7,088,418 or $1.491824 per Unit to the Unit holders for the six months ended June 30, 2008 as compared to distributions of $3,221,507 or $0.677997 per Unit to the Unit holders for the same period in 2007.

        Crude oil and condensate revenues increased $4,479,910, or 26%, to $22,043,085 in the first six months of 2008 as compared to $17,563,175 for the same period in 2007, due to a 57% increase in the average price of crude oil and condensate from $59.34 per barrel in the first six months of 2007 to $93.18 per barrel in the first six months of 2008. The increase was partially offset by a 20% decrease in crude oil and condensate volume to 236,562 barrels in the first six months of 2008 from 295,989 barrels in the first six months of 2007.

        Gas revenues increased $1,503,820, or 31%, to $6,307,826 in the first six months of 2008 from $4,804,006 for the same period in 2007, due to an increase in gas volumes of 22% to 807,263 Mcf in the first six months of 2008 from 661,059 Mcf for the same period in 2007 in addition to a 7% increase in the average price received for natural gas to $7.81 per Mcf in the first six months of 2008 from $7.27 per Mcf in the same period of 2007. Gas products revenue increased $1,489,670, or 502%, to

$1,786,187 in the first six months of 2008 from $296,517 in the same period of 2007, primarily due to an increase in production volume of 1,007,840 gallons, or 295%, to 1,349,521 gallons in the first six months of 2008 from 341,681 gallons in the same period of 2007.

        The decrease in crude oil and condensate volumes for the first six months of 2008 were offset by higher prices during this period compared to the first six months of 2007. Increases in gas volumes and gas products production volumes resulted from Eugene Island 339 and East Cameron 643 coming back on-line during July 2007 after hurricane damages were repaired.

        The Trust's share of capital expenditures decreased $1,288,896, from $1,174,724 in the first six months of 2007 to ($114,172) in the same period of 2008. The higher amount of capital expenditures for the first six months of 2007 related primarily to damages caused by Hurricanes Rita and Katrina. The negative capital expenditures number for the first six months of 2008 resulted from an adjustment to capital expenditures based on an outside audit discussed below under "—Operational Review".

        The Royalty Proprieties had undistributed net income of $88,115 as of June 30, 2008.

        In the first six months of 2008, there was a net release of funds into the Special Cost Escrow account. The Trust's share of the net funds released was $1,360,005. In the first six months of 2007, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the net funds deposited was $504,778. As of June 30, 2008, $5,353,559 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see "—Special Cost Escrow Account", below.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. The Trust has previously determined that a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years was sufficient to provide for future administrative expenses in connection with the winding up of the Trust. During the second quarter of 2008, the Trust decreased its reserve by $109,269 for a reserve balance of $2,136,178 as of June 30, 2008. The reserve amount at December 31, 2007 was $1,883,726.

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

Operational Review

        At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut in due to damages from hurricanes in the third quarter. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed and has not been restored; efforts to establish a new platform are still in process. The Working Interest Owner has also advised the Trust that the Working Interest Owner has completed the project to compress and re-inject gas to the B-5 well, which allows the operator to increase oil production and to limit flaring of gas. Eugene Island 339 oil production increased during the second half of 2006 and the first quarter of 2007 as the B-5 well gas injection project was completed. On Ship Shoal 182/183, gas production and sales resumed in July 2006 and full production resumed in the fourth quarter of 2006. On West Cameron 643, production was shut in from September 2005 following Hurricane Rita's major damage to various platforms, but limited gas production resumed in late July 2006 before the wells loaded up and additional repairs were required thus requiring the well to be shut in again during the second quarter 2006. Production at West Cameron 643 resumed May 2007.

        The Trust has engaged an outside auditor for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Based on the initial report of this auditor, the Trustees believe that certain errors have occurred and are involved in ongoing discussions with such Working Interest Owners to resolve these items. As part of this process, certain adjustments resulted in an additional cash distribution to the Trust during the first quarter of 2008. These amounts are comprised of a one-time increase of approximately $31,716 in gas revenues, a one-time increase of approximately $43,287 in oil revenues, and a one-time credit of approximately $123,900 in capital expenditures. An additional $127,973 from the outside audit was included in the second quarter 2008 distibution related to the outside audit. No assurance can be provided as to the ultimate outcome of the remaining items under discussion.

Three Months Ended June 30, 2008 and 2007

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

        Ship Shoal 182/183 crude oil revenues increased from $3,738,186 in the second quarter of 2007 to $5,197,061 in the second quarter of 2008, primarily due to an increase in the average crude oil price from $59.19 per barrel in the second quarter of 2007 to $99.09 per barrel for the same period in 2008. The increase was partially offset by a decrease in net crude oil production from 63,161 barrels in the second quarter of 2007 to 52,448 barrels in the second quarter of 2008. Gas revenues decreased from $2,251,252 in the second quarter of 2007 to $941,566 in the second quarter of 2008 due to a shut in resulting from an obstruction in the pipeline that caused a decrease in gas production to 101,823 Mcf in the second quarter 2008 compared to production of 284,259 Mcf in the second quarter of 2007. The average gas sales price during the second quarter of 2008 was $9.25 per Mcf compared to $7.92 during the second quarter of 2007. Capital expenditures decreased from $107,114 in the second quarter of 2007 to $1,727 in the second quarter of 2008 primarily due to the completion of the repair and upgrade work on the platforms associated with damages caused by Hurricanes Rita and Katrina. Operating expenses increased from $861,367 in the second quarter of 2007 to $945,438 for the same period in 2008 due to rig workover expense.

        Eugene Island 339 net crude oil revenues increased from $3,989,800 in the second quarter of 2007 to $4,755,226 for the same period in 2008 due to an increase in the average crude oil price from $56.60 per barrel in the second quarter of 2007 to $96.82 per barrel in the second quarter of 2008. The increase in price was partially offset by a decrease in volumes from 70,494 barrels in the second quarter of 2007 to 49,114 barrels in the second quarter of 2008 due to a 3-day shut in for repairs. Gas revenues were $0 in the second quarter of 2007 due to damages caused by Hurricanes Rita and Katrina, and $1,469,332 in the second quarter of 2008. Capital expenditures increased from $74,636 in the second quarter of 2007 to $284,321 in the second quarter of 2008 primarily due to repairs associated with the conversion to a water injector. Operating expenses increased from $297,167 in the second quarter of 2007 to $1,070,845 in the second quarter of 2008 due to increased production and a rig workover.

        West Cameron 643 gas revenues were $0 in the second quarter of 2007 and $624,351 in the second quarter of 2008. Gas production was 0 Mcf in the second quarter of 2007, due to damages caused by Hurricanes Rita and Katrina and a temporary field shut in, and 79,244 Mcf in the second quarter of 2008. Operating expenses decreased from $302,985 in the second quarter of 2007 to $181,924 for the same period in 2008 due to platform and facility repairs in 2007, and capital expenditures remained flat from $0 in the second quarter of 2007 to $0 for the same period in 2008.

        East Cameron 371 crude oil revenues were $0 in the second quarter of 2007 and $346 in the second quarter of 2008 due to the field being shut in during 2007. Gas revenues were $0 for the second quarter of 2007 and $4,659 for the second quarter of 2008 also due to the temporary shut in of the field, as reported by Energy Resources Technology. Capital expenditures were $0 for the second quarter 2007 and 2008. Operating expenses decreased from $14,524 in the second quarter of 2007 to $12,792 for the same period in 2008.

Six Months Ended June 30, 2008 and 2007

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $8,677,306 in the first six months of 2007 to $11,367,638 in the same period in 2008, primarily due to an increase in the average crude oil price from $62.02 per barrel in the first six months of 2007 to $94.60 per barrel for the same period in 2008. The increase was partially offset by a decrease in net crude oil production from 139,922 barrels in the first six months of 2007 to 120,163 in the same period of 2008. Gas revenues decreased from $4,484,899 in the first six months of 2007 to $2,614,285 in the same period of 2008. Gas production decreased from 604,835 Mcf in the first six months of 2007 to 336,697 Mcf in the same period of 2008 due to a shut in as a result of an obstructed pipeline and the natural decline of production. The natural gas sales price was $7.42 per Mcf in the first six months of 2007 compared to $7.76 per Mcf in the first six months of 2008. Capital expenditures decreased from $578,023 in the first six months of 2007 to ($466,499) in the same period of 2008 primarily due to an audit adjustment for prior periods.

Operating expenses decreased from $1,851,959 in the first six months of 2007 to $1,511,393 for the same period in 2008 due to a decrease in production.

        Eugene Island 339 net crude oil revenues increased from $8,606,245 in the first six months of 2007 to $10,282,800 for the same period in 2008, due to an increase in the average crude oil prices increased from $56.88 per barrel in the first six months of 2007 to $92.16 per barrel for the same period in 2008. The increase was partially offset by a decrease in volumes from 151,305 barrels in the first six months of 2007 to 111,572 barrels in the first six months of 2008 due to a 3-day field shut in for repairs. Gas revenues increased from $0 in the first six months 2007 to $2,461,106 for the same period in 2008, due to an increase in natural gas volumes from 0 Mcf in the first six months of 2007 to 316,092 Mcf for the same period in 2008. The increase is a result of production coming back online after the completion of the new sales point. Capital expenditures increased from $129,741 in the first six months of 2007 to $290,380 in the same period in 2008 due to the conversion to a water injector. Operating expenses increased from $887,768 in the first six months of 2007 to $1,463,934 in the same period in 2008 due to increased production.

        West Cameron 643 gas revenues increased from $219,217 in the first six months of 2007 to $921,625 for the period in 2008. This is due to an increase in gas volumes from 42,094 Mcf in the first six months of 2007 to 121,432 Mcf for the same period in 2008. Operating expenses decreased from $525,420 for the first six months of 2007 to $348,423 for the same period in 2008, and capital expenditures were $0 for the first six months of 2007 and 2008.

        East Cameron 371 crude oil revenues were $0 for the first six months of 2007 and $48,087 for the second six months of 2008 as a result of production coming back online from 0 barrels in the first six months of 2007 to 531 barrels for the same period in 2008. Gas revenues increased from $14,724 for the first six months of 2007 to $252,605 for the same period in 2008. This is due to an increase in gas volumes from 2,298 Mcf in the first six months of 2007 to 32,412 Mcf for the same period in 2008. Capital expenditures were $0 in the first six months of 2007 and 2008. Operating expenses increased from $26,830 in the first six months of 2007 to $292,982 for the same period in 2008.

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

        Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2008, there was a net release of funds to the Special Cost Escrow account of $1,360,005. In the first six months of 2007, there was a net deposit of funds to the Special Cost Escrow account of $504,778.

        As of June 30, 2008, $5,353,559 remained in the Special Cost Escrow account.

        Chevron, in its capacity as the Managing General Partner of the Partnership, has advised the Trust that additional deposits to the Special Cost Escrow account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made, including the possibility that no Royalty income would be received in such periods.

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

	Royalty Properties Three Months Ended June 30,(1)
	2008	2007
Crude oil and condensate (bbls)	103,147	135,984
Natural gas and gas products (Mcfe)	423,667	310,833
Crude oil and condensate average price, per bbl	$97.73	$57.83
Natural gas average price, per Mcf (excluding gas products)	$8.70	$7.91
Crude oil and condensate revenues	$10,080,263	$7,863,691
Natural gas and gas products revenues	3,693,401	2,427,749
Production expenses	(2,773,442)	(1,876,584)
Capital expenditures	(311,505)	(241,184)
Undistributed net income—collection of (increase in)(2)	27,704	—
Refund of (provision for) Special Cost Escrow	288,640	1,489,376

Net Proceeds	$11,005,061	$9,663,048
Royalty interest	x25%	x25%

Partnership share	$2,751,265	$2,415,762
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$2,750,990	$2,415,521

(1)
Amounts represent actual production for the three-month period ended April of each year, respectively.

(2)
An increase in undistributed net income represents revenues generated during the respective period but not distributed by the Working Interest Owners. Collection of undistributed net income is the subsequent receipt in future periods from the related Working Interst Owner(s) of revenues generated in prior periods but not yet distributed. For the three months ended June 30, 2008, the collection of prior undistributed net income was $27,704.

	Royalty Properties Six Months Ended June 30,
	2008	2007
Crude oil and condensate (bbls)	236,562	295,989
Natural gas and gas products (Mcfe)	1,000,051	709,870
Crude oil and condensate average price, per bbl	$93.18	$59.34
Natural gas average price, per Mcf (excluding gas products)	$7.81	$7.27
Crude oil and condensate revenues	$22,043,085	$17,563,175
Natural gas and gas products revenues	8,094,013	5,100,523
Production expenses	(4,736,015)	(4,171,949
Capital expenditures	114,172	(1,174,724)
Undistributed net income—collection of (increase in)(1)	(88,115)	(2,092)
Refund of (provision for) Special Cost Escrow	5,850,032	(1,584,540)

Net Proceeds	$31,277,172	$15,730,393
Royalty interest	x25%	x25%

Partnership share	$7,819,293	$3,932,598
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$7,818,511	$3,932,205

(1)
An increase in undistributed net income represents revenues generated during the respective period but not distributed by the Working Interest Owners. Collection of undistributed net income is the subsequent receipt in future periods from the related Working Interst Owner(s) of revenues generated in prior periods but not yet distributed. For the six months ended June 30, 2008, the increase in undistributed income was $88,115.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        No material changes have occurred since our Annual Report on Form 10-K for the year-ended December 31, 2007. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

Item 4T.    Controls and Procedures.

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

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the Managing General Partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Part I, Item 1A. "Risk Factors—The Trustees and the Unit holders have no control the over the operation or development of the Royalty Properties and have litte influence over operation or development" and "—The Trustees rely upon on the working interest owners and managing general partner for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007, and "Note 5—Negative Adjustments" of the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to operating information on East Cameron 371 included in the Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operations.

         Changes in Internal Control Over Financial Reporting.    During the three months ended June 30, 2008, there has been no change in the Corporate Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in the Trust's response to Item 1A of Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2007.

 PART II—OTHER INFORMATION

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4	(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(a)
4	(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(b)
4	(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(c)
4	(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(d)
4	(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(e)
10	(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	10	(a)
10	(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10	(b)
10	(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10	(c)
10	(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10	(d)
31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL OFFSHORE TRUST
	By:	The Bank of New York Trust Company, N.A., Corporate Trustee
	By:	/s/ MIKE ULRICH Mike Ulrich Vice President
Date: August 14, 2008

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
STATEMENTS OF DISTRIBUTABLE INCOME
STATEMENTS OF CHANGES IN TRUST CORPUS
NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4T. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1A. Risk Factors.
PART II—OTHER INFORMATION
  Item 6. Exhibits.
SIGNATURES