Form 10-Q
period 2008-09-30
TEL OFFSHORE TRUST
filed 2008-11-13
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

(800) 852-1422
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 2008—4,751,510 Units of Beneficial Interest in TEL Offshore Trust.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Managing General Partner of the Partnership (as defined herein) has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 1A. "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$7,619,161	$5,136,437
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,234,576 and $28,227,458, respectively	33,079	40,197

Total assets	$7,652,240	$5,176,634

Liabilities and Trust Corpus
Distribution payable to Unit holders	$5,470,387	$3,252,711
Reserve for future Trust expenses	2,148,774	1,883,726
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	33,079	40,197

Total liabilities and Trust corpus	$7,652,240	$5,176,634

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Royalty income	$5,627,452	$2,924,013	$13,445,963	$6,856,218
Interest income	9,469	22,596	29,658	58,851

	5,636,921	2,946,609	13,475,621	6,915,069
Decrease/(Increase) in reserve for future Trust expenses	(12,596)	58,959	(265,048)	(292,341)
General and administrative expenses	(153,938)	(168,672)	(651,768)	(564,325)

Distributable income	$5,470,387	$2,836,896	$12,558,805	$6,058,403

Distributions per Unit (4,751,510 Units)	$1.151294	$0.597051	$2.643119	$1.275048

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$35,602	$46,301	$40,197	$53,506
Distributable income	5,470,387	2,836,896	12,558,805	6,058,403
Distribution payable to Unit holders	5,470,387	2,836,896	12,558,805	6,058,403
Amortization of net overriding royalty interest	(2,523)	(3,302)	(7,118)	(10,507)

Trust corpus, end of period	$33,079	$42,999	$33,079	$42,999

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

        Unless the context in which such terms are used indicates otherwise, in these Notes to Financial Statements the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods beginning on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 on and after May 1, 2002 until August 1, 2008; Chevron with respect to East Cameron 371 on and after May 1, 2002 until July 1, 2007; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004; Apache with respect to East Cameron 354 after October 1, 2004; Energy Resources Technology, Inc. with respect to East Cameron 371 on and after July 1, 2007; and Hilcorp with respect to West Cameron 643 on and after August 1, 2008).

        The Trust is currently administered by The Bank of New York Mellon Trust Company, N.A. ("Corporate Trustee"), which succeeded JPMorgan Chase Bank, N.A. as the Corporate Trustee, effective October 2, 2006 pursuant to an agreement under which The Bank of New York acquired substantially all of the Corporate Trust business of JPMorgan Chase (formerly known as The Chase Manhattan Bank), and Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson ("Individual Trustees"), as trustees.

Note 2—Basis of Accounting

        The accompanying unaudited financial information has been prepared by the Corporate Trustee. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The Corporate Trustee and the Individual Trustees (collectively, the "Trustees") believe that the information furnished reflects all adjustments that are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007.

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

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, the cash conveyed to the Trust from the Royalty during the quarter ended September 30, 2008 substantially represents the revenues and expenses from the Royalty Properties from May through July 2008. The financial and operating information included in this Form 10-Q for the three months ended September 30, 2008 represents financial and operating information with respect to the Royalty Properties for the months of May, June and July 2008. Similarly, the financial and operating information included in this Form 10-Q for the nine months ended September 30, 2008 represents financial and operating information with respect to the Royalty Properties for the months of November 2007 through July 2008. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems, which resulted in oil and gas production delays in our Royalty Properties. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed and has not been restored. Since those hurricanes, overall production slowly returned to normal production levels, until production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damage inflicted by Hurricane Ike in September 2008. See Note 7. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. The extensive damage caused by hurricanes Katrina and Rita led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which increased levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006. During the fourth quarter 2006, the Trust resumed distributions. The fourth quarter distribution of $1.7 million was paid on January 11, 2007. On March 30, 2007, the Trust announced its first quarter distribution of approximately $1.2 million. On June 27, 2007, the Trust announced its second quarter distribution of approximately $2.1 million, which was paid on July 9, 2007. On September 27, 2007, the Trust announced its third quarter distribution of approximately $2.8 million, which was paid on October 9, 2007. On December 21, 2007, the Trust announced its fourth quarter distribution of approximately $3.3 million, which was paid on January 10, 2008. On March 26, 2008, the Trust announced its first quarter distribution of approximately $4.5 million, which was paid on April 10, 2008. On June 27, 2008, the Trust announced its second quarter distribution of approximately $2.6 million, which was paid on July 10, 2008. On September 26, 2008, the Trust announced its third quarter distribution of approximately $5.5 million, which was paid on October 10, 2008. However, future distributions are likely to be severely negatively impacted as a result of Hurricane Ike. See Note 7.

Note 5—Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the third quarter of 2008, there was a net release of funds from the Special Cost Escrow account of approximately $1,017,783. As of September 30, 2008, the Trust's share of funds remaining in the Special Cost Escrow account was $4,335,777. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

        The Trust maintains a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. During the first nine months of 2008, the Trust increased its reserve by $265,048 for a reserve balance of $2,148,774 as of September 30, 2008. The reserve amount at December 31, 2007 was $1,883,726.

Note 7—Subsequent Events

        Production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. The information contained in this Note regarding hurricane-related damages affecting the two oil and gas properties is based on information provided to the Corporate Trustee by Chevron, the Managing General Partner of the Partnership.

        The platforms and wells on Eugene Island 339 were destroyed by Hurricane Ike. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and for the third quarter in 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 45% of the revenues from natural gas sales in the third quarter of 2008. Chevron is assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation, or the lease will be terminated. A lease operator may seek approval from the regional supervisor of the Mineral Management Service to allow additional time to restore production. There can be no assurance that production at Eugene Island 339 will be restored or that the lease operator will seek any such extension within such 180 day period, or if sought, such an extension would be granted.

        While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The more productive wells on the properties produce both oil and gas, and there is currently no downstream transmission available for any gas produced from the wells. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and for the third quarter in 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 39% of the revenues from natural gas sales in the third quarter of 2008. Each of Chevron and the natural gas transporter is assessing its alternatives and the economic feasibility for restoring pipeline transportation. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Ship Shoal 182/183.

        Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 is expected to be severely negatively impacted, and there may not be sufficient Net Proceeds from the Royalty Properties to make any distribution. Future distributions are also likely to be severely negatively impacted. At this time, the ultimate outcome of these various matters cannot be determined.

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

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, the cash conveyed to the Trust from the Royalty during the quarter ended September 30, 2008 substantially represents the revenues and expenses from the Royalty Properties from May through July 2008. The financial and operating information included in this Form 10-Q for the three months ended September 30, 2008 represents financial and operating information with respect to the Royalty Properties for the months of May, June and July 2008. Similarly, the financial and operating information included in this Form 10-Q for the nine months ended September 30, 2008 represents financial and operating information with respect to the Royalty Properties for the months of November 2007 through July 2008. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

        The Trustees, including the Corporate Trustee, have no authority over, have not evaluated and make no statement concerning, the internal control over financial reporting of the Working Interest Owners.

Financial Review

Three Months Ended September 30, 2008 and 2007

        There were distributions of $5,470,387 or $1.151294 per Unit to the Unit holders for the three months ended September 30, 2008 as compared to distributions of $2,836,896 or $0.597051 per Unit to the Unit holders for the same period in 2007.

        Crude oil and condensate revenues increased $6,131,506, or 66%, to $15,441,978 in the third quarter of 2008 from $9,310,472 in the third quarter of 2007. The increase was a result of a 9% increase in crude oil and condensate volume to 149,125 barrels in the third quarter of 2008 from 137,016 barrels in the third quarter of 2007 due to higher production volume, and a 52% increase in the average price of crude oil and condensate to $103.55 per barrel in the third quarter of 2008 from $67.95 per barrel in the third quarter of 2007.

        Gas revenues increased $1,689,456, or 71%, to $4,081,548 in the third quarter of 2008 from $2,392,092 in the third quarter of 2007, due primarily to an increase in the average price received for natural gas from $7.78 per Mcf in the third quarter of 2007 to $12.46 per Mcf in the third quarter of 2008. Gas volumes increased 7% to 327,690 Mcf in the third quarter of 2008 from 307,288 Mcf in the third quarter of 2007. Gas products revenue increased to $1,255,531 in the third quarter of 2008 from $221,384 in the third quarter of 2007, primarily due to an increase in production volumes to 877,148 gallons in the third quarter of 2008, of which 223,130 gallons booked related to prior period adjustments for 2004 through 2007, from 208,868 gallons in the third quarter of 2007.

        Capital expenditures increased $19,956, from $213,168 in the third quarter of 2007 to $233,124 in the third quarter of 2008. The capital expenditures for the third quarter of 2008 related primarily to field workovers to help improve production performance. The capital expenditures for the third quarter of 2007 related primarily to damages caused by Hurricanes Rita and Katrina.

        The Royalty Properties received previously undistributed net income of $28,484 as of September 30, 2008.

        In the third quarter of 2008, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the net funds released was $1,017,783. As of September 30, 2008, the Trust's share of funds remaining in the Special Cost Escrow account was $4,335,777. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see "—Special Cost Escrow Account" below.

        In the third quarter of 2007, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the net funds released was $454,995.

        Production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were destroyed by Hurricane Ike. Chevron is assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Each of Chevron and the natural gas transporter is assessing its alternatives and the economic feasibility for restoring pipeline transportation. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Ship Shoal 182/183. See "—Operational Review."

Nine Months Ended September 30, 2008 and 2007

        There were distributions of $12,558,805 or $2.643119 per Unit to the Unit holders for the nine months ended September 30, 2008 as compared to distributions of $6,058,403 or $1.275048 per Unit to the Unit holders for the same period in 2007.

        Crude oil and condensate revenues increased $10,611,417, or 39%, to $37,485,063 in the first nine months of 2008 from $26,873,646 for the same period in 2007, due to a 57% increase in the average price of crude oil and condensate to $97.19 per barrel in the first nine months of 2008 from $62.06 per barrel in the first nine months of 2007. This increase was partially offset by an 11% decrease in crude oil and condensate volume to 385,687 barrels from 433,006 barrels, respectively, during these periods.

        Gas revenues increased $3,193,276, or 44%, to $10,389,374 in the first nine months of 2008 from $7,196,098 for the same period in 2007, due to an increase in gas volumes of 17% to 1,134,953 Mcf in the first nine months of 2008 from 968,347 Mcf for the same period in 2007 and a 24% increase in the average price received for natural gas to $9.24 per Mcf in the first nine months of 2008 from $7.43 per Mcf in the same period of 2007. Gas products revenue increased $2,523,817 or 487%, to $3,041,718 in the first nine months of 2008 from $517,901 in the same period of 2007, primarily due to an increase in production volume of 1,676,119 gallons, or 304%, to 2,226,669 gallons in the first nine months of 2008 from 550,550 gallons in the same period of 2007.

        The decrease in crude oil and condensate volumes for the first nine months of 2008 was related in part to a three day field shut-in for repairs at Eugene Island 339 and to an entire production shut-in at Ship Shoal 182/183, platforms C and E, due to pipeline obstruction.

        Increases in gas volumes and gas products production volumes resulted from Eugene Island 339 and East Cameron 643 coming back on-line during July 2007 after hurricane damages were repaired.

        The Trust's share of capital expenditures decreased $1,268,940, from $1,387,892 in the first nine months of 2007 to $118,952 in the same period of 2008. The higher amount of capital expenditures for the first nine months of 2007 related primarily to damages caused by Hurricanes Rita and Katrina. Reflected within the capital expenditures line item for 2008 is a refund of $495,000 from the Working Interest Owners for certain prior period capital expenditures. The refund of prior period capital expenditures resulted from the review procedures performed by an outside auditor as further described below.

        The Royalty Properties had an increase in undistributed net income of $59,631 as of 2008.

        In the first nine months of 2008, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the net funds released was $2,377,787. In the first nine months of 2007, there was a net deposit of funds into the Special Cost Escrow account. The Trust's share of the net funds deposited was $47,918. As of September 30, 2008, $4,335,777 remained in the Special Cost Escrow account. The Special Cost Escrow is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow, see "—Special Cost Escrow Account" below.

        As described above, production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were destroyed by Hurricane Ike. Chevron is assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Each of Chevron and the natural gas transporter is assessing its alternatives and the economic feasibility for restoring pipeline transportation. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Ship Shoal 182/183. See "—Operational Review."

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. The Trust has previously determined that a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years was sufficient to provide for future administrative expenses in connection with the winding up of the Trust. During the nine months ended September 30, 2008, the Trust increased its reserve by $265,048 for a reserve balance of $2,148,774 at September 30, 2008. The reserve amount at December 31, 2007 was $1,883,726.

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

Operational Review

        At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut-in due to damages from hurricanes in the third quarter. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. On West Cameron 643, production was shut in from September 2005 following Hurricane Rita's major damage to various platforms, but limited gas production resumed in late July 2006 before the wells loaded up and additional repairs were required thus requiring the well to be shut in again during the second quarter 2006. Production at West Cameron 643 resumed May 2007.

        One of the platforms and facilities on Eugene Island was destroyed from hurricanes in the third quarter of 2005 and has not been restored. Eugene Island 339 oil production increased during the second half of 2006 and the first quarter of 2007 as the B-5 well gas injection project, which allows the operator to increase oil production and to limit flaring of gas, was completed. However, the platforms and wells on Eugene Island 339 were destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and for the third quarter in 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 45% of the revenues from natural gas sales in the third quarter of 2008. Chevron is assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation, or the lease will be terminated. A lease operator may seek approval from the regional supervisor of the Mineral Management Service to allow additional time to restore production. There can be no assurance that production at Eugene Island 339 will be restored or that the lease operator will seek any such extension within such 180 day period, or if sought, such an extension would be granted.

        On Ship Shoal 182/183, gas production and sales resumed in July 2006 following the hurricanes in the third quarter of 2005, and full production resumed in the fourth quarter of 2006. However, production ceased following damage inflicted by Hurricane Ike in September 2008. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The more productive wells on the properties produce both oil and gas, and there is currently no downstream transmission available for any gas produced from the wells. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and for the third quarter in 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 39% of the revenues from natural gas sales in the third quarter of 2008. Each of Chevron and the natural gas transporter is assessing its alternatives and the economic feasibility for restoring pipeline transportation. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Ship Shoal 182/183.

        The Trust has engaged an outside auditor for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Based on the initial report of this auditor, the Trustees believe that certain errors have occurred and are involved in ongoing discussions with such Working Interest Owners to resolve these items. As part of this process, certain adjustments resulted in an additional cash distribution to the Trust during the first quarter of 2008. These amounts are comprised of a one-time increase of approximately $31,716 in gas revenues, a one-time increase of approximately $43,287 in oil revenues, and a one-time credit of approximately $123,900 in capital expenditures. An additional $127,973 related to the outside audit was included in the second quarter 2008 distribution. An additional $135,551 related to the outside audit was included in the third quarter 2008 distribution. No assurance can be provided as to the ultimate outcome of the remaining items under discussion.

Three Months Ended September 30, 2008 and 2007

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

        Ship Shoal 182/183 crude oil revenues increased from $4,744,516 in the third quarter of 2007 to $7,838,993 in the third quarter of 2008, due to an increase in the average crude oil price from $69.12 per barrel in the third quarter of 2007 to $123.87 per barrel for the same period in 2008. The increase was partially offset by a decrease in net crude oil production from 68,640 barrels in the third quarter of 2007 to 63,286 barrels in the third quarter of 2008. The decrease in volumes is primarily related to normal production decline. Gas revenues decreased from $1,968,734 in the third quarter of 2007 to $1,613,142 in the third quarter of 2008, primarily due to a decrease in gas volumes from 249,347 Mcf in the third quarter of 2007 to 140,738 Mcf in the third quarter of 2008. This decrease was partially offset by an increase in the natural gas sales price from $7.90 per Mcf in the third quarter of 2007 to $11.46 per Mcf in the third quarter of 2008. The decrease in volumes is primarily related to normal production decline. Capital expenditures decreased from $97,197 in the third quarter of 2007 to $10,532 in the third quarter of 2008. No significant projects occurred during the third quarter of 2008. Operating expenses decreased from $695,209 in the third quarter of 2007 to $471,151 for the same period in 2008 due to a decrease in production volumes.

        Production from Ship Shoal 182 and 183 ceased following damage inflicted by Hurricane Ike in September 2008. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Each of Chevron and the natural gas transporter is assessing its alternatives and the economic feasibility for restoring pipeline transportation. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Ship Shoal 182/183. See "—Operational Review."

        Eugene Island 339 crude oil revenues increased from $4,398,230 in the third quarter of 2007 to $7,386,151 in the third quarter of 2008. There was an increase in crude oil production from 65,891 barrels in the third quarter of 2007 to 84,061 barrels in the third quarter of 2008 primarily as a result of a 23,845 barrel volume adjustment as a result of an external audit. There was also an increase in the average price of crude oil from $66.75 per barrel in the third quarter of 2007 to $87.87 in the third quarter of 2008. Gas revenues were $111,087 in the third quarter of 2007 and $1,861,437 in the third quarter 2008 mostly related to higher volumes in the third quarter of 2008 as compared to the third quarter of 2007. Repair of damages caused by Hurricanes Rita and Katrina caused gas production to increase from 16,360 Mcf in the third quarter of 2007 to 132,829 Mcf in the third quarter 2008. Capital expenditures increased from $52,909 in the third quarter of 2007 to $186,687 in the third quarter of 2008, primarily due to repairs associated with the conversion to a water injector. Operating expenses increased from $653,172 in the third quarter of 2007 to $915,360 for the same period in 2008, mostly due to workover expenses and an adjustment to correct costs from November 2006 and January 2007.

        Production from Eugene Island 339 ceased following damage inflicted by Hurricane Ike in September 2008, as the platforms and wells on Eugene Island 339 were destroyed. Chevron is assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance if production will be restored at Eugene Island 339. See "—Operational Review."

        West Cameron 643 gas revenues increased from $264,332 in the third quarter of 2007 to $567,061 in the third quarter 2008 due mostly to higher gas prices. Following the repair of damage caused by Hurricanes Rita and Katrina, gas production increased from 35,389 Mcf in the third quarter of 2007 to 50,351 Mcf in the third quarter of 2008. Operating expenses decreased from $262,763 in the third quarter of 2007 to $152,594 for the same period in 2008. Capital expenditures were $0 in the third quarter of 2007 and $7,884 in the third quarter of 2008.

Nine Months Ended September 30, 2008 and 2007

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $13,421,822 in the first nine months of 2007 to $19,206,631 in the first nine months of 2008, due to an increase in the average crude oil price from $64.35 per barrel in the first nine months of 2007 to $104.70 per barrel for the same period in 2008. The increase was partially offset by a decrease in crude oil production from 208,562 barrels in the first nine months of 2007 to 183,449 barrels in the first nine months of 2008. This production decline is related in part to a three day field shut-in for repairs at Ship Shoal 182/183. Gas revenues decreased from $6,453,632 in the first nine months of 2007 to $4,227,427 in first nine months of 2008 primarily due to a decrease in gas volumes from 854,183 Mcf in the first nine months of 2007 to 477,435 Mcf for the same period in 2008. This decrease in gas volumes was due to a shut-in as a result of an obstructed pipeline and the natural decline of production. The average natural gas sales price increased from $7.43 per Mcf in the first nine months of 2007 to $9.24 in the first nine months of 2008. Capital expenditures decreased from $675,220 in the first nine months of 2007 to ($455,967) in the same period of 2008, primarily due to an audit adjustment for prior periods. Operating expenses decreased from $2,547,168 for the first nine months of 2007 to $1,982,544 for the first nine months of 2008, due to a decrease in production.

        Production from Ship Shoal 182 and 183 ceased following damage inflicted by Hurricane Ike in September 2008. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Each of Chevron and the natural gas transporter is assessing its alternatives and the economic feasibility for restoring pipeline transportation. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Ship Shoal 182/183. See "—Operational Review."

        Eugene Island 339 crude oil revenues increased from $13,004,475 in the first nine months of 2007 to $17,668,951 in the first nine months of 2008, due to an increase in the average crude oil price from $59.87 per barrel in the first nine months of 2007 to $90.32 per barrel in the first nine months of 2008. The increase was partially offset by a decrease in volumes from 217,197 barrels in the first nine months of 2007 to 195,633 barrels in the first nine months of 2008. This production decline is primarily related to a three day field shut-in for repairs at Eugene Island 339. Gas revenues increased from $111,087 in the first nine months of 2007 to $4,322,543 in the first nine months of 2008, primarily due to a increase in production from 16,360 Mcf for the first nine months of 2007 to 448,921 Mcf for the same period in 2008. The increase is a result of production coming back online after the completion of a third-party gas pipeline connection in July 2007. Capital expenditures increased from $182,651 in the first nine months of 2007 to $477,067 in the first nine months of 2008 due to the conversion to a water injector. Operating expenses increased from $1,540,940 for the first nine months of 2007 to $2,379,294 for the first nine months of 2008, primarily due to increased production.

        Production from Eugene Island 339 ceased following damage inflicted by Hurricane Ike in September 2008, as the platforms and wells on Eugene Island 339 were destroyed. Chevron is assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance if production may will restored at Eugene Island 339. See "—Operational Review."

        West Cameron 643 gas revenues increased from $483,549 in the first nine months of 2007 to $1,488,686 in the first nine months of 2008 due to an increase in gas volumes from 77,482 Mcf in the first nine months of 2007 to 171,963 Mcf for the same period in 2008. Operating expenses decreased from $788,183 in the first nine months of 2007 to $501,017 for the first nine months of 2008. Capital expenditures increased from $0 in the first nine months of 2007 to $7,884 in the first nine months of 2008.

Liquidity and Capital Resources

        Production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were destroyed by Hurricane Ike. Chevron is assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Each of Chevron and the natural gas transporter is assessing its alternatives and the economic feasibility for restoring pipeline transportation. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Ship Shoal 182/183. See "—Operational Review."

        Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 is expected to be severely negatively impacted, and there may not be sufficient Net Proceeds from the Royalty Properties to make any distribution. Future distributions are also likely to be severely negatively impacted. At this time, the ultimate outcome of these various matters cannot be determined.

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

        Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first nine months of 2008, there was a net release of funds from the Special Cost Escrow account of $2,377,787. In the first nine months of 2007, there was a net deposit of funds to the Special Cost Escrow account of $47,918.

        As of September 30, 2008, $4,335,777 remained in the Special Cost Escrow account.

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

	Royalty Properties Three Months Ended September 30,
	2008	2007
Crude oil and condensate (bbls)	149,125	137,016
Natural gas and gas products (Mcfe)	452,997	337,127
Crude oil and condensate average price, per bbl	$103.55	$67.95
Natural gas average price, per Mcf (excluding gas products)	$12.46	$7.78
Crude oil and condensate revenues	$15,441,978	$9,310,472
Natural gas and gas products revenues	5,337,079	2,613,476
Production expenses	(2,259,332)	(2,070,514)
Capital expenditures	(233,124)	(213,168)
Undistributed Net Income—collection of (increase in)(1)	28,484	24,114
Refund Of/(Provision for) Special Cost Escrow	4,196,975	2,032,842

Net Proceeds	22,512,060	11,697,222
Royalty interest	x25%	x25%

Partnership share	5,628,015	2,924,305
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$5,627,452	$2,924,013

(1)
An increase in undistributed net income represents revenues generated during the respective period but not distributed by the Working Interest Owners. Collection of undistributed net income is the subsequent receipt in future periods from the related Working Interest Owner(s) of revenues generated in prior periods but not yet distributed. For the three months ended September 30, 2008 the collection of prior undistributed net income was $28,484.

	Royalty Properties Nine Months Ended September 30,
	2008	2007
Crude oil and condensate (bbls)	385,687	433,006
Natural gas and gas products (Mcfe)	1,453,048	1,046,997
Crude oil and condensate average price, per bbl	$97.19	$62.06
Natural gas average price, per Mcf (excluding gas products)	$9.24	$7.43
Crude oil and condensate revenues	$37,485,063	$26,873,646
Natural gas and gas products revenues	13,431,092	7,713,999
Production expenses	(6,995,347)	(6,242,463)
Capital expenditures	(118,952)	(1,387,892)
Undistributed Net Income—collection of (increase in)(1)	(59,631)	24,114
Refund of/(Provision for) Special Cost Escrow	10,047,007	448,302

Net Proceeds	53,789,232	27,429,706
Royalty interest	x25%	x25%

Partnership share	13,447,308	6,857,426
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$13,445,963	$6,856,741

(1)
An increase in undistributed net income represents revenues generated during the respective period but not distributed by the Working Interest Owners. Collection of undistributed net income is the subsequent receipt in future periods from the related Working Interest Owner(s) of revenues generated in prior periods but not yet distributed. For the nine months ended September 30, 2008 the increase in prior undistributed net income was $59,631.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2007. Reference is also made to Note 2 of the Notes to Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 4T. Controls and Procedures.

         Evaluation of disclosure controls and procedures.    The Corporate Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by Chevron, as the Managing General Partner of the Partnership, and the Working Interest Owners to The Bank of New York Mellon Trust Company, N.A., as Corporate Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

         Changes in Internal Control Over Financial Reporting.    During the three months ended September 30, 2008, there has been no change in the Corporate Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporate Trustee's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        Except as set forth below, there have not been any material changes from risk factors previously disclosed in the Trust's response to Item 1A to Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2007.

        Production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at either of the oil and gas properties. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 is expected to be severely negatively impacted, and there may not be sufficient Net Proceeds from the Royalty Properties to make any distribution. Future distributions are also likely to be severely negatively impacted.

        The platforms and wells on Eugene Island 339 were destroyed by Hurricane Ike in September 2008. Chevron is assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Each of Chevron and the natural gas transporter is assessing its alternatives and the economic feasibility for restoring pipeline transportation. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 is expected to be severely negatively impacted, and there may not be sufficient Net Proceeds from the Royalty Properties to make any distribution. Future distributions are also likely to be severely negatively impacted. At this time, the ultimate outcome of these various matters cannot be determined. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operational Review."

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4	(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(a)
4	(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(b)
4	(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(c)
4	(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(d)
4	(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(e)
10	(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	10	(a)
10	(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10	(b)
10	(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10	(c)
10	(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10	(d)
31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL OFFSHORE TRUST
	By:	The Bank of New York Mellon Trust Company, N.A., Corporate Trustee
	By:	/s/ MIKE ULRICH Mike Ulrich Vice President
Date: November 13, 2008

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
PART II—OTHER INFORMATION
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES