Form 10-K
period 2008-12-31
TEL OFFSHORE TRUST
filed 2009-03-31
CIK 97148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Title of class)
Units of Beneficial Interest

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $126,817,802 based on a June 30, 2008 closing sales price of $26.69.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of March 27, 2009, there were 4,751,510 Units of Beneficial Interest in TEL Offshore Trust outstanding.

Documents Incorporated By Reference: None

Note Regarding Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Managing General Partner of the Partnership (as defined below) has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Risks factors that may affect actual results and Trust distributions include, without limitation:

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

  •
  Regulatory changes;

  •
  Decisions by and at the discretion of Working Interest Owners not to perform additional development projects, not to replace hurricane-damaged facilities, or to abandon properties; and

  •
  Uncertainties inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures.

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

 PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

General

        The TEL Offshore Trust ("Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Corporate Trustee, The Bank of New York Mellon Trust Company, N.A. ("Corporate Trustee"), 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Corporate Trustee is 1-800-852-1422. The Bank of New York Mellon Trust Company, N.A. succeeded JPMorgan Chase Bank, N.A. as the Corporate Trustee effective October 2, 2006 pursuant to an agreement under which The Bank of New York Mellon Trust Company acquired substantially all of JPMorgan Chase's corporate trust business. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original corporate trustee, Texas Commerce Bank National Association. Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson serve as individual trustees ("Individual Trustees") of the Trust. The Individual Trustees and the Corporate Trustee may be referred to hereinafter collectively as the "Trustees."

        The Corporate Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at www.businesswire.com/cnn/tel-offshore.htm.

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

        On June 6, 2003, Anadarko Petroleum Corporation ("Anadarko") acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to the Royalty from Amerada effective April 1, 2003. As a result of such transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligations under the Conveyance with respect to this property.

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

        Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Devon Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 on and after May 1, 2002 until August 1, 2008; Chevron with respect to East Cameron 371 on and after May 1, 2002 until July 1, 2007; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004, Apache with respect to East Cameron 354 after October 1, 2004; Energy Resource Technology, Inc. with respect to East Cameron 371 on and after July 1, 2007; and Hilcorp with respect to West Cameron 643 on and after August 1, 2008).

        As of March 27, 2009, a total of 4,751,510 units of beneficial interest in the Trust ("Units") are issued and outstanding. The Units have been traded on the Nasdaq SmallCap Market since August 31, 2001. Previously the Units were traded on the OTC Bulletin Board. The Units were also traded on pink sheets. From inception of the Trust to December 31, 2008, distributions to Unit holders totaled approximately $138,742,000 or approximately $29.20 per Unit. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" in Item 7 of this Form 10-K and Note 4 to the Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding certain uncertainties of distributions.

        The terms of the TEL Offshore Trust Agreement (the "Trust Agreement") provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.2 million as of October 31, 2008 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers. (See "Termination of the Trust" and Note 9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

        The terms of the Agreement of General Partnership of the Partnership (the "Partnership Agreement") provide that the Partnership will dissolve upon the occurrence of any of the following: (1) December 31, 2030, (2) the election of the Trust to dissolve the Partnership, (3) the termination of the Trust, (4) the bankruptcy of the Managing General Partner of the Partnership, or (5) the dissolution of the Managing General Partner or its election to dissolve the Partnership; however, the Managing General Partner has agreed not to dissolve or to elect to dissolve the Partnership and shall be liable for all damages and costs to the Trust if it breaches this agreement.

        Under the Conveyance and the Partnership Agreement, the Trust is entitled to its share (99.99%) of 25% of the Net Proceeds, as hereinafter defined, realized from the sale of the oil, gas and associated hydrocarbons when produced from the Royalty Properties. See "Description of Royalty Properties." The Conveyance provides that the Working Interest Owners will calculate, for each quarterly period commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from its oil and gas properties for the period. "Net Proceeds" means for each quarterly period, the excess, if any, of the Gross Proceeds, as hereinafter defined, for such period over Production Costs, as hereinafter defined, for such period. "Gross Proceeds" means the amounts received by the Working Interest Owners from the sale of oil, gas and associated hydrocarbons produced from the properties burdened by the Royalty, subject to certain adjustments. Gross Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas. "Production Costs" means, generally, costs incurred on an accrual basis by the Working Interest Owners in operating the Royalty Properties, including capital and non-capital costs. In general, Net Proceeds are computed on an aggregate basis and consist of the aggregate proceeds to the Working Interest Owners from the sale of oil and gas from the Royalty Properties less (1) all direct costs, charges and expenses incurred by the Working Interest Owners in exploration, production, development, drilling and other operations on the Royalty Properties (including secondary recovery operations); (2) all applicable taxes (including severance and ad valorem taxes) excluding income taxes; (3) all operating charges directly associated with the Royalty Properties; (4) an allowance for costs, computed on a current basis at a rate equal to the prime rate of JPMorgan Chase Bank plus 0.5% on all amounts by which, and for only so long as, costs and expenses for the Royalty Properties incurred for any quarter have exceeded the proceeds of production from such Royalty Properties for such quarter; (5) applicable charges for certain overhead expenses as provided in the Conveyance; (6) the management fees and expense reimbursements owing the Working Interest Owners; and (7) a special cost reserve for the future costs to be incurred by the Working Interest Owners to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities from the Royalty Properties and for future drilling projects and other estimated future capital expenditures on the Royalty Properties. The Trustees are not obligated to return any royalty income received in any period, but future amounts otherwise payable will be reduced by the amount of any prior overpayments of such royalty income. The Working Interest Owners are required to maintain books and records sufficient to determine amounts payable under the Royalty. The Working Interest Owners are also required to deliver to the Managing General Partner on behalf of the Partnership a statement of the computation of Net Proceeds no later than the tenth business day prior to the quarterly record date.

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

        As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, TEPI acquired two of the Royalty Properties from Chevron. The Royalty Property acquired by TEPI is West Cameron 643 and East Cameron 371. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such property and assumed Chevron's obligations under the Conveyance with respect to such property on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 ERT acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to such property effective January 1, 1998. In October 1998,

Amerada acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of this acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT's obligations under the Conveyance with respect to this property. Effective January 1, 2000, PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon. As a result of such merger, Devon replaced PennzEnergy as the Working Interest Owner of Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties. On October 9, 2001, a wholly owned subsidiary of Chevron Corporation, a Delaware corporation, merged with and into Texaco, pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger. Accordingly, the properties referred to herein by Chevron and Texaco are each now controlled by subsidiaries of Chevron Corporation. Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Chevron sold its interest in East Cameron 371 to Energy Resource Technology, Inc. effective July 1, 2007. Chevron sold its interests in West Cameron 643 to Hilcorp effective August 1, 2008. On June 6, 2003, Anadarko acquired, among other interests, a 25% Working Interest in the East Cameron 354 field subject to the Royalty from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligation under the Conveyance with respect to this property. Effective October 1, 2004, Apache acquired Anadarko's interest in East Cameron 354 and assumed Anadarko's obligations under the Conveyance with respect to this property.

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

Classification of the Trust

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

        The IRS has also ruled that the Royalty is a non-operating economic interest giving rise to income subject to depletion. The Trustees will treat the Royalty as a single property giving rise to income subject to depletion, although the computation of depletion will be made by each Unit holder based upon information provided by the Trustees. Each Unit holder will be entitled to compute cost depletion with respect to his share of income from the Royalty based on his basis in the Royalty. A Unit holder will have a basis in the Royalty equal to the basis in his Units less any amount allocable to his share of any cash reserve account. Transferees of Units transferred after October 11, 1990, may be eligible to use the percentage depletion deduction on oil and gas income thereafter attributable to such Units, if the percentage depletion deduction would exceed cost depletion. Unlike cost depletion, percentage depletion is not limited to a Unit holder's depletable tax basis in the Units. Rather, a Unit holder may be entitled to a percentage depletion deduction as long as the Royalty generates gross income.

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

Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a Unit will result in capital gain or loss measured by the difference between the tax basis in the Unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a Unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the Unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the Unit was held by the Unit holder as a capital asset, either long-term or short-term depending on the holding period of the Unit. This capital gain or loss will be long-term if a Unit holder's holding period for the Unit exceeds one year at the time of sale or exchange. Capital gain or loss will be short-term if the Unit has not been held for more than one year at the time of sale on exchange. Long-term capital gain generally will be subject to a maximum U.S. federal income tax rate of 15%, which maximum tax rate currently is scheduled to increase to 20% for dispositions occurring during taxable years beginning on or after January 1, 2011. The deductibility of capital losses are subject to certain limitations.

Non-U.S. Unit holders

        In general, a Unit holder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. Unit holder" for purposes of this discussion, will be subject to tax on the gross income (without taking into account any deductions, such as depletion) produced by the Royalty at a rate equal to 30%, or if applicable, at a lower treaty rate. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. Unit holder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. Unit holder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected taxable income is subject to withholding at the highest applicable tax rate, 35% for individual non-U.S. Unit holders.

        The Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, non-U.S. Unit holders may be subject to United States federal income tax on any gain from the disposition of their Units.

        Federal income taxation of a non-U.S. Unit holder is a highly complex matter which may be affected by many other considerations. Therefore, each non-U.S. Unit holder is encouraged to consult its own tax advisor with respect to its ownership of Units.

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

State Law Considerations

        The Trust and the Partnership have been structured so as to cause the Units to be treated for certain state law purposes essentially the same as other securities, that is, as interests in intangible personal property rather than as interests in real property. However, in the absence of controlling legal precedent, there is a possibility that under certain circumstances a Unit holder could be treated as owning an interest in real property under the laws of Louisiana. In that event, the tax, probate, devolution of title and administration laws of Louisiana or other states applicable to real property may apply to the Units, even if held by a person who is not a resident thereof. Application of these laws could make the inheritance and related matters with respect to the Units substantially more onerous than had the Units been treated as interests in intangible personal property. Unit holders are encouraged to consult their legal and tax advisors regarding the applicability of these considerations to their individual circumstances.

        Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, effective January 1, 2008, Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax is a significant change in Texas tax law. The tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts and partnerships that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as "passive entities." The Trust should be exempt from Texas margin tax as a "passive entity." Since the Trust should be exempt from Texas margin tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Trust revenues in its own Texas margin tax computation. Each unitholder is urged to consult its own tax advisor regarding its possible Texas state franchise tax liability.

 TERMINATION OF THE TRUST

        The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.2 million as of October 31, 2008, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Such reserve study does not include any reserves or values attributable to Eugene Island 339, nor does it include the Trust's percentage share of the total plugging and abandonment costs related to Eugene Island 339, with costs for 2009 alone estimated to be approximately $61 million. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2008, in order to correspond with distributions to the Trust, it is estimated that approximately 40% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the summary of the DeGolyer and MacNaughton reserve study included in Item 1 of this Form 10-K. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues nor are any capital expenditures included for any redevelopment of Eugene Island 339. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells

        The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

						Gross Wells Drilled as of October 31, 2008
			Working Interest Owner's Ownership Interest(%)(4)			Wells Drilled(1)			Successful (2)(3)
		Current Working Interest Owner
	Acquisition Date (Mo.-Yr.)				Gross Acres
Property						Expl.	Dev.		Oil		Gas
East Cameron 354(5)	12-72	Apache	11.14		5,000	2	4		0		5
West Cameron 643 unit(6)	12-72	Hilcorp	35.86		5,000	3	17		0		14
Eugene Island 339 non-unit(2)	12-72	Chevron	50.00		5,000	2	33	(7)	19	(7)	0
Eugene Island 339 5500' unit(2)	12-72	Chevron	42.05		5,000	0	5		5		0
Eugene Island 339 4500' unit(2)	12-72	Chevron	38.50	gas	5,000	0	20		16		0
			24.44	oil
Eugene Island 342 SW/4	12-72	Chevron	.06		5,000	4	5		0		7
Eugene Island 342 NW/4	12-72	Chevron	0.18		5,000	2	4		0		4
Eugene Island 348(8)	12-72	Devon	50.00		5,000	4	5		0		7
West Cameron 642	12-72	Chevron	25.00		5,000	4	7		0		8
East Cameron 370(9)	1-73	N.A.	25.00		5,000	3	1		0		4
East Cameron 371(10)	1-73	ERT	7.50		5,000	7	2		0		4
Vermilion 246(11)	1-73	Chevron	33.37		5,000	3	3		0		4
West Cameron 41 E/2(12)	3-74	N.A	.30		2,500	0	0		0		0
Ship Shoal 183 N/2	7-88	Chevron	66.67		2,500	1	11		8		4
Ship Shoal 183 unit	7-88	Chevron	34.29		1,875	1	22		20		3
Ship Shoal 183 F-3	7-88	Chevron	100.0		5,000	1	0		0		1
Ship Shoal 183 F-1	7-88	Chevron	50.00		5,000	1	0		1		0
Eugene Island 208	8-73	Devon	100.00		1,250	0	3		0		3
Eugene Island 367(13)	3-74	N.A.	1.60		5,000	2	9		0		9
South Marsh Island 252	3-74	Chevron	3.00		4,997	2	0		0		1
South Timbalier 36(14)	3-74	Chevron	.26		5,000	2	20		9		11
South Timbalier 37	3-74	Chevron	.26		5,000	13	41		39		3

Total					98,122	57	212		117		92

(1)
As of October 31, 2008, there were no wells in the process of being drilled.

(2)
As of October 31, 2008, there were 75 producing completions (34 associated with Ship Shoal, 4 associated with South Timbalier 36 and 37 associated with South Timbalier 37). All Eugene Island 339 wells were destroyed by Hurricane Ike in September 2008.

(3)
Multiple completions are counted as one well. South Timbalier 37 has 5 multiple completion wells and Ship Shoal 182/183 has 2 multiple completion wells.

(4)
These percentages represent the working interest owner's interest subject to the Partnership's net proceeds.

(5)
Apache purchased this working interest from Anadarko effective October 1, 2004. This lease expired in 2005. Wells were plugged and abandoned in 2006. The platforms to which the wells were connected were abandoned in July 2008.

(6)
West Cameron 643 was sold to Hilcorp Energy Company, effective August 1, 2008.

(7)
Eugene Island 339 C-17 and C-18 wells are producing in this property but are not included here; they are not subject to the Partnership's net proceeds until they pay out.

(8)
This lease expired in 2004. Abandonment work was completed in May 2006.

(9)
This lease expired in 1996.

(10)
East Cameron 371 was sold to Energy Resource Technology, Inc., effective July 1, 2007.

(11)
This lease (Vermillion 246 Block, OCS-G 1147) was terminated in 2002. Abandonment work was completed mid 2005.

(12)
This lease expired in November 2002, and all wells on the lease had been abandoned as of November 2003.

(13)
This lease expired on May 30, 1996. It was leased again as OCS-G 19800 effective July 1, 1998. Neither Chevron nor any affiliates of Chevron have an interest in OCS-G-19800.

(14)
South Timbalier 36 well number 2 working interest owner's ownership interest is .013 percent.

        During 2006, there was one development gas well drilled, which was completed at Ship Shoal 183. During 2007, there were three development oil wells drilled, all of which were completed and were associated with South Timbalier 37. During 2008, one development oil well was drilled, which was completed and was associated with South Timbalier 37, and there was one workover of a gas well at South Timbalier 36.

Reserves

        A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2008. The following is a summary of such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its royalty income. See Notes 2 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were completely destroyed by the hurricane. In order to restore production at Eugene Island 339, Chevron expects that it would need to redevelop the facility and drill new wells. The Trust had expected Chevron to make a decision in the first quarter of 2009 whether to proceed with any such development; however, Chevron is still assessing its alternatives and the economic feasibility for restoring production at the property. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Operations." Chevron's decisions regarding Eugene Island 339 impact the treatment of Eugene Island for purposes of preparing a reserve report for the Partnership. Solely for purposes of being able to complete the reserve report so that the Trust could file this Form 10-K, DeGolyer and MacNaughton assumed that Eugene Island 339 will not be redeveloped. As such, the reserve study does not include any reserves or values attributable to Eugene Island 339, nor does it include the Trust's percentage share of the total plugging and abandonment costs related to Eugene Island 339, with costs for 2009 alone estimated to be approximately $61 million. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. Based on the reserve study of DeGolyer and MacNaughton for the oil and gas reserves attributable to the Partnership as of October 31, 2007, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2007.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data in the DeGolyer and MacNaughton study represent estimates only and should not be construed as being exact. The discounted present values shown by the DeGolyer and MacNaughton study should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. Estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2008, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve study. Because the reserve study is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues nor are any capital expenditures for any redevelopment of Eugene Island 339. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        Estimated net proved reserves attributable to the net profits interest owned by the Partnership, as of October 31, 2008 (excluding Eugene Island 339), are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves
Reserves as of October 31, 2007	442,004	2,217,654
Revisions of Previous Estimates(2)	(126,491)	(210,967)
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	58	3,131
Production(1)	(96,429)	(622,666)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2008	219,142	1,387,152

    (1)
    Production was estimated based on the ratio as of October 31, 2007, of the Partnership's net profits interest in net reserves to the net reserves associated with the Partnership's net profits interest and the interests retained in the Royalty Properties by the Working Interest Owners. This ratio was then applied to the production net to the combined interests of the Partnership and the Working Interest Owners for the period from November 1, 2007, through October 31, 2008.

    (2)
    The revisions also take into account the assumption, solely for purposes of being able to complete the related reserve study, that no reserves are attributable to Eugene Island 339.

        Information used in the preparation of the reserve study was obtained from the Working Interest Owners. All of the reserve estimates are classified as proved developed reserves.

        The Partnership's share of gas sales are recorded by the Working Interest Owners on the cash method of accounting or based on actual production. When revenues are reported on actual production, there is no gas imbalance created. Under the cash method, revenues are recorded based on actual gas volumes sold, which could be more or less than the volumes the Working Interest Owners are entitled to based on their ownership interests. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.2 million as of October 31, 2008 based on the reserve study of DeGolyer and MacNaughton. The Partnership's Royalty income for a period reflects the actual gas sold during the period.

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

        The future net revenues contained in the DeGolyer and MacNaughton reserve study have not been reduced for future costs and expenses of the Trust, which are expected to approximate $883,000 annually, plus the Trust's percentage share of the total plugging and abandonment costs related to Eugene Island 339, with costs for 2009 alone estimated to be approximately $61 million. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

        Revenue values in the reserve study were estimated using the initial costs provided by Chevron and prices as of October 31, 2008 of $67.81 per barrel of oil and $6.75 per Mcf of natural gas. The future net revenue value was calculated by deducting operating expenses and capital costs from future gross revenue of the combined interests of the Partnership and the Working Interest Owners in the Royalty Properties. Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. The values were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2009. The future accrual or escrow amounts for the Royalty Properties were deducted from the future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 2.0% per year as specified by Chevron was credited monthly. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25% to arrive at the future net revenue attributed to the Partnership's net profits interest. Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 2.0% per year as specified by Chevron. Future income tax expenses were not taken into account in estimating future net revenue.

        In addition, because the DeGolyer and MacNaughton reserve study is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of future net revenues nor are any capital expenditures for any redevelopment of Eugene Island 339. These capital expenditures could have a significant effect on the actual future net revenues attributable to the Partnership's interest in the Royalty.

        The Trust Agreement provides that the Trust will terminate in the event total future net revenues attributable to the Partnership's interest in the Royalty as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million. See "Business—Termination of the Trust".

        The Managing General Partner of the Partnership has advised the Trust that there have been no events (other than the treatment of Eugene Island, solely for purposes of preparing the reserve study) subsequent to October 31, 2008 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton study.

Operations and Production

        Reference is made to the Section entitled "Operations" under Item 7 of this Form 10-K for information concerning operations and production.

Distributions

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems, which resulted in oil and gas production delays in the Royalty Properties. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed and has not been restored. Since those hurricanes, overall production slowly returned to normal production levels, until production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. The extensive damage caused by hurricanes Katrina and Rita led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which increased levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006 and affected the first and second quarters of 2007. During the fourth quarter 2006, the Trust resumed distributions. The fourth quarter distribution of $1.7 million was paid on January 11, 2007. On March 30, 2007, the Trust announced its first quarter distribution of approximately $1.2 million. On June 27, 2007, the Trust announced its second quarter distribution of approximately $2.1 million, which was paid on July 9, 2007. On September 27, 2007, the Trust announced its third quarter distribution of approximately $2.8 million, which was paid on October 9, 2007. On December 21, 2007, the Trust announced its fourth quarter distribution of approximately $3.3 million, which was paid on January 10, 2008. On March 26, 2008, the Trust announced its first quarter distribution of approximately $4.5 million, which was paid on April 10, 2008. On June 27, 2008, the Trust announced its second quarter distribution of approximately $2.6 million, which was paid on July 10, 2008. On September 26, 2008, the Trust announced its third quarter distribution of approximately $5.5 million, which was paid on October 10, 2008. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. The funds available for the fourth quarter distribution were severely negatively impacted by Hurricane Ike. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009. Future distributions by the Trust are expected to be severely negatively impacted because of both reduced production and increased expenditures required to remediate, repair and, perhaps, restore platforms and wells. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations."

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

Gas Marketing

        During the years ended December 31, 2006, 2007 and 2008, approximately 99% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

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

        West Cameron 643.    West Cameron 643 contributed approximately 18% of the revenues from natural gas sales from the Royalty Properties in 2008. The average price received for natural gas from all of the Working Interest Owners' purchasers on West Cameron 643 during 2008 was $9.46 per Mcf.

        East Cameron 371.    East Cameron 371 contributed a little over 2% of the revenues from natural gas sales from the Royalty Properties in 2008. The average price received for natural gas from all of the Working Interest Owners' purchasers on East Cameron 371 during 2008 was $7.79 per Mcf.

        Ship Shoal 182/183.    Ship Shoal 182/183 contributed approximately 42% of the revenues from gas sales from the Royalty Properties in 2008. The average price received for natural gas from all of the Working Interest Owners' purchasers on Ship Shoal 182/183 during 2008 was $9.29 per Mcf, before prior period audit adjustments.

        Eugene Island 339.    Eugene Island 339 contributed approximately 37% of the revenues from natural gas sales from the Royalty Properties in 2008. The average price received for natural gas from all of the Working Interest Owners' purchasers on Eugene Island 339 during 2008 was $9.60 per Mcf, before prior period audit adjustments.

        South Timbalier 36/37.    South Timbalier 36/37 contributed approximately 1% of the revenues from natural gas sales from the Royalty Properties in 2008. The average price received for natural gas from all of the Working Interest Owners' purchasers on South Timbalier 36/37 during 2008 was $10.39 per Mcf, before prior period audit adjustments.

Oil Marketing

        Crude oil purchases by Chevron accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2006, 2007 and 2008.

        Chevron purchases the crude oil at prices based on a market index for the applicable grade of crude oil, as adjusted for gravity and transportation charges, if applicable. Average monthly prices for fiscal year 2008 ranged from $80.86 per barrel to $137.32 per barrel.

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

FERC Regulation

        In general, the FERC regulates the transportation of natural gas in interstate commerce by interstate pipelines. The FERC has adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately- organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts. As to these various developments, the working interest owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

Environmental Regulations

General

        The Working Interest Owners' oil and gas activities on the Royalty Properties are subject to existing and evolving federal, state and local environmental laws and regulations. The Managing General Partner of the Partnership has advised the Trust that the Working Interest Owners believe that their operations and facilities are in general compliance with applicable health, safety, and environmental laws and regulations that have taken effect at the federal, state and local levels. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally, and about offshore operations in particular. The Working Interest Owners' operation of federal offshore oil and gas leases is subject to extensive governmental regulation, including regulations that may, in certain circumstances, impose absolute liability upon lessees for cost of removal of pollution and for pollution damages resulting from their operations, and require lessees to suspend or cease operations in the affected areas.

        Under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. The Working Interest Owners are currently maintaining their required OSFR. Although the Managing General Partner of the Partnership has advised the Trust that current environmental regulation has had no material adverse effect on the Working Interest Owners' present method of operations, future environmental regulatory developments such as stricter environmental regulation and enforcement policies cannot presently be quantified.

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

Climate Change

        A variety of regulatory developments, proposals or requirements have been introduced that are focused on restricting the emission of carbon dioxide, methane and other greenhouse bases. Among these developments is the Kyoto Protocol to the United Nations Framework Convention on Climate Change that became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently participating in the Protocol though the Protocol may impact oil and gas markets generally. In addition, Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions. There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an "air pollutant" under the federal Clean Air Act and, thus, subject to future regulation. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the future operations of the Royalty Properties. The operations of the Royalty Properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.

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

        During recent months, there has been a substantial downturn in general business activity and in the worldwide credit and capital markets that has led to a worldwide economic recession. Recent oil prices have been low compared to historical prices. The current sustained decline in oil prices, particularly in combination with the constrained capital markets and overall economic downturn, has resulted in a decline in activity by participants in the oil and gas industry. The Trust cannot predict the timing or the duration of this or any other economic downturn in the economy and if the current conditions continue, the financial condition of the Trust could be materially adversely affected.

        When natural gas and oil prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activities on the underlying properties may decline as some projects may become uneconomic and are either delayed or cancelled. The volatility of energy prices reduces the predictability of future cash distributions to Unit holders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties is being sold to Chevron Natural Gas at spot market prices. Substantially all of the crude oil produced by the Royalty Properties is being sold to subsidiaries of Chevron Corporation based on pricing bulletins.

Production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at either of the oil and gas properties. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted and there will be no distribution for the first quarter of 2009. Future distributions are also expected to be severely negatively impacted, and there may not be sufficient Net Proceeds from the Royalty Properties to make one or more future distributions.

        The platforms and wells on Eugene Island 339 were destroyed by Hurricane Ike in September 2008. Chevron is assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. A limited volume of oil production was restored at Ship Shoal 182/183 in November 2008, with an average rate of daily oil production from November 20, 2008 through January 31, 2009 of approximately 831 barrels per day. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. Production is expected to remain limited until the natural gas pipeline is fully repaired and tested, which is anticipated to occur in the second quarter of 2009, but which is also in the control of the pipeline owner. There may also be related regulatory approval requirements that must be satisfied before gas transportation may commence. At this point in time, there can be no assurance as to when, or if at all, gas production may be restored at Ship Shoal 182/183. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted and there will be no distribution for the first quarter of 2009. Future distributions are also expected to be severely negatively impacted, and there may not be sufficient Net Proceeds from the Royalty Properties to make one or more future distributions. At this time, the ultimate outcome of these various matters cannot be determined.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. The Managing General Partner of the Partnership understands that the pipelines are in the process of being restored; however, the pipeline for West Cameron 643 is not expected to be able to take production until at least the end of 2009. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643 or East Cameron 371. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations."

Increased production and development costs for the Royalty will result in decreased or no Trust distributions.

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

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems. The extensive damage caused by these hurricanes led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico. These incurred costs reduced Royalty income.

        In September 2008, Hurricane Ike completely destroyed the platforms and wells on Eugene Island 339. Chevron is proceeding to plug and abandon the existing wells, to clear debris and otherwise to deal with the remaining infrastructure, with estimated costs relating thereto of approximately $61 million for 2009. In order to restore production, Chevron expects that it would need to redevelop the facility and drill new wells. There can be no assurance that production at Eugene Island 339 will be restored. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations."

        If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Accordingly, there may not be sufficient Net Proceeds to make a particular distribution.

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

        The reserve quantities attributable to the Royalty and revenues are based on estimates of reserves and revenues for the Royal Properties. The method of allocating a portion of those reserves to the Trust is complicated because the Trust, indirectly through the Partnership, holds an interest in the Royalty and does not own a specific percentage of the natural gas reserves. Ultimately, actual production, revenues and expenditures for the Royalty Properties, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. Results of drilling, testing and production after the date of those estimates may require substantial downward revisions or write-downs of reserves.

        The Trustees also rely entirely on reserve estimates and related information prepared by Chevron and the independent reserve engineer engaged by the Partnership. While the Trustees have no reason to believe the reserve estimates included in this report are not accurate, to the extent additional information exists that could affect their reserve estimates, the estimated reserves in these reports could also be too low.

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

        As described in this report, Hurricanes Katrina and Rita caused significant damage during 2005. All but one of the platforms and facilities on the Royalty Properties were restored during 2006 and 2007. As also described in the report, production from the two most significant oil and gas properties associated with the Trust ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were completely destroyed. While Hurricane Ike caused limited damage to the facilities at Ship Shoal 182 and 183, all of the wells at Ship Shoal 182 and 183 were shut-in following hurricane related damage to a third-party transporter's natural gas pipeline.

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

The Trustees rely upon the Working Interest Owners and Managing General Partner for information regarding the Royalty Properties.

        The Trustees rely on the Working Interest Owners and the Managing General Partner of the Partnership for information regarding the Royalty Properties. The Working Interest Owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as related projections regarding production, operating expenses and capital expenses used in connection with the preparation of the reserve report, (iv) forward-looking information relating to production and drilling plans and (v) information regarding the Royalty Properties responsive to litigation claims. While the Trustees request material information for use in periodic reports as part of its disclosure controls and procedures, the Trustees do not control this information and rely entirely on the Working Interest Owners to provide accurate and timely information when requested for use in the Trust's periodic reports. The Trustees also rely on the Managing General Partner of the Partnership to collect certain information from the Working Interest Owners and do not have any direct contact with the Working Interest Owners other than the Managing General Partner. Under the terms of the Trust Indenture, the Trustees are entitled to rely, and in fact rely, on certain experts in good faith. While the Trustees have no reason to believe their reliance on experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness as compared to the management and oversight to entity forms other than trusts.

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

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation (which was in early March 2009 with respect to Eugene Island 339 given the ceasing of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. A lease operator may seek approval from the regional supervisor of the Mineral Management Service to allow additional time to restore production. Chevron has submitted such a request with respect to Eugene Island 339. There can be no assurance that production at Eugene Island 339 will be restored, or that such requested extension will be granted.

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

Item 1B.    Unresolved Staff Comments.

        There were no unresolved Securities and Exchange Commission comments as of December 31, 2008.

Item 2.    Properties.

        Reference is made to Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

        Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

        The Trust Units are traded on the Nasdaq SmallCap Market under the symbol "TELOZ". At March 26, 2009, the 4,751,510 Units outstanding were held by 1,931 Unit holders of record. The high and low sales price as reported by the Nasdaq SmallCap Market, and distributions for each quarter for the years ended December 31, 2008 and 2007, were as follows:

Quarter	High	Low	Distribution
2008:
Fourth	$18.64	$3.87	$.155708
Third	26.63	13.72	1.151294
Second	42.87	20.60	.551272
First	25.98	13.80	.940552
2007:
Fourth	$32.95	$13.70	$.684564
Third	15.44	10.00	.597051
Second	10.88	9.21	.432270
First	11.05	9.12	.245727

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations" and Note 4 to Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Item 6.    Selected Financial Data.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Royalty income	$14,451,252	$10,257,485	$2,510,936	$9,854,531	$5,987,936
Distributable income	$13,298,654	$9,311,113	$1,697,721	$9,239,617	$5,344,207
Distributions per Unit	$2.798827	$1.959611	$0.357301	$1.944564	$1.124739
Total assets	$3,004,478	$5,176,634	$3,375,093	$3,239,290	$3,901,263

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, the cash conveyed to the Trust from the Royalty during the quarter ended December 31, 2008 substantially represents the revenues and expenses from the Royalty Properties from August through October 2008. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2008 represents financial and operating information with respect to the Royalty Properties for the months of November 2007 through October 2008. As such, the impact of Hurricane Ike will not be fully reflected in the discussion of 2008 operations, as such discussion does not include a discussion of operations of the Royalty Properties in November or December 2008. Similarly, the financial and operating information included in this Form 10-K for the 12 months ended December 31, 2007 represents financial and operating information with respect to the Royalty

Properties for the months of November 2007 through October 2008. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

        The Trustees, including the Corporate Trustee, have no authority over, have not evaluated and make no statement concerning, the internal control over financial reporting of any of the Working Interest Owners.

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

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The more productive wells on the properties produce both oil and gas, and there is currently no downstream transmission available for any gas produced from the wells. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007. There can be no assurance that production at Eugene Island 339 will be restored. While production is expected to remain limited at Ship Shoal 182/183 until the natural gas pipeline is fully repaired and tested, which is anticipated to occur in the second quarter of 2009, there can be no assurance as to when, or if at all, meaningful production may be restored at Ship Shoal 182/183. See "—Operations."

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. The Managing General Partner of the Partnership understands that the pipelines are in the process of being restored; however, the pipeline for West Cameron 643 is not expected to be able to take production until at least the end of 2009. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643 or East Cameron 371. For additional information, see "—Operations."

        On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted, although there were funds available for distribution given that there was some production from Eugene Island 339 and Ship Shoal 182/183 in August and September 2008. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009. There are no Net Proceeds expected to be distributed to the Trust for the first quarter of 2009. Future distributions by the Trust are expected to be severely negatively impacted, and there may not be sufficient Net Proceeds from the Royalty Properties to make one or more future distributions. At this time, the ultimate outcome of these various matters cannot be determined.

        Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Accordingly, there may not be sufficient Net Proceeds to make a particular distribution.

        Substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables.

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

        The calculated reserve amount at December 31, 2008 and 2007 was $2,233,291 and $1,883,726, respectively.

Operations

        The following operational information has been based on information provided to the Corporate Trustee by Chevron as the Managing General Partner of the Partnership. The Trustees have no control over these operations or internal controls relating to this information.

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems, which resulted in oil and gas production delays in the Royalty Properties. At the end of October 2005, approximately half of Chevron oil-equivalent production in the Gulf of Mexico remained shut-in due to damages from hurricanes in the third quarter. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed from hurricanes in the third quarter of 2005 and was never restored. Eugene Island 339 oil production increased during the second half of 2006 and the first quarter of 2007 as the B-5 well gas injection project, which allows the operator to increase oil production and to limit flaring of gas, was completed. On Ship Shoal 182/183, gas production and sales resumed in July 2006 following the hurricanes in the third quarter of 2005, and full production resumed in the fourth quarter of 2006. On West Cameron 643, production was shut in from September 2005 following Hurricane Rita's major damage to various platforms, but limited gas production resumed in late July 2006 before the wells loaded up and additional repairs were required thus requiring the well to be shut in again during the second quarter 2006. Production at West Cameron 643 resumed May 2007.

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 47% of such revenues for the nine months ended September 30, 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 41% of such revenues for the nine months ended September 30, 2008. Based on a prior reserve study of DeGolyer and MacNaughton, independent petroleum engineering consultants, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the royalty as of October 31, 2007. Chevron is proceeding to plug and abandon the existing wells, to clear debris and otherwise to deal with the remaining infrastructure, with estimated costs relating thereto for 2009 alone of approximately $61 million. In order to restore production, Chevron expects that it would need to redevelop the facility and drill new wells. Chevron is still assessing its alternatives and the economic feasibility for restoring production at the property. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation (which was in early March 2009), or the lease will be terminated. A lease operator may seek approval from the regional supervisor of the Mineral Management Service to allow additional time to restore production. Chevron has submitted such a request with respect to Eugene Island 339. There can be no assurance that production at Eugene Island 339 will be restored or that such requested extension will be granted.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The more productive wells on the properties produce both oil and gas, and there was no downstream transmission available for any gas produced from the wells. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 51% of such revenues for the nine months ended September 30, 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 42% of such revenues for the nine months ended September 30, 2008. A limited volume of oil production was restored in November 2008, with an average rate of daily oil production from November 20, 2008 through January 31, 2009 of approximately 831 barrels per day. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. Production is expected to remain limited until the natural gas pipeline is fully repaired and tested, which is anticipated to occur in the second quarter of 2009, but which is also in the control of the pipeline owner. There may also be related regulatory approval requirements that must be satisfied before gas transportation may commence. At this point in time, there can be no assurance as to when, or if at all, gas production may be restored at Ship Shoal 182/183.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. The Managing General Partner of the Partnership understands that the pipelines are in the process of being restored; however, the pipeline for West Cameron 643 is not expected to be able to take production until at least the end of 2009. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643 or East Cameron 371.

        The Trust has engaged an outside auditor for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Based on the initial report of this auditor, the Trustees believe that certain errors have occurred and are involved in ongoing discussions with such Working Interest Owners to resolve these items. As part of this ongoing process, certain adjustments resulted in an additional cash distribution to the Trust during the first quarter of 2008. These amounts are comprised of a one-time increase of approximately $31,716 in gas revenues, a one-time increase of approximately $43,287 in oil revenues, and a one-time credit of approximately $123,900 in capital expenditures. An additional $127,973 related to the outside audit was included in the second quarter 2008 distribution. An additional $135,551 related to the outside audit was included in the third quarter 2008 distribution. An additional credit adjustment of $352,317 related to the outside audit was made in the fourth quarter of 2008. No assurance can be provided as to the ultimate outcome of the remaining items under discussion.

Years 2008 and 2007

        Royalty income increased approximately 41% from $10,257,485 in 2007 to $14,451,252 in 2008 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below.

        For 2008, the Trust had a collection of prior undistributed net income of $33,169. For 2007, the Trust had undistributed net loss of $9,297. An increase in undistributed net income represents revenues generated during the respective period, but not distributed by the Working Interest Owners. Collection of undistributed net income is the subsequent receipt in future periods from the related Working Interest Owner(s) of revenues generated in prior periods but not yet distributed.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Natural gas revenues and gas products increased 21% from $11,820,973 in 2007 to $14,248,644 in 2008, partially offset by a slight decrease in natural gas and gas products volumes from 1,654,836 Mcf equivalents in 2007 to 1,625,408 Mcf equivalents in 2008. The average price received for natural gas increased 19% from $7.11 per Mcf in 2007 to $8.45 Mcf in 2008.

Crude Oil and Condensate

        Crude oil and condensate revenues increased 12% from $37,732,678 in 2007 to $42,424,601 in 2008, due primarily to a 54% increase in the average price received for crude oil and condensate from $65.26 in 2007 to $100.54 in 2008. This increase was partially offset by a decrease of 27% in crude oil and condensate volumes from 578,159 barrels in 2007 to 421,958 barrels in 2008.

        The decrease in crude oil and condensate volumes during 2008 was related in part to a three day field shut-in for repairs at Eugene Island 339 and to an entire production shut-in at Ship Shoal 182/183, platforms C and E, due to pipeline obstruction. Oil production ceased at Eugene Island 339 and Ship Shoal 182/183 in September 2008 after damages inflicted by Hurricane Ike.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners increased 6% from $6,598,909 in 2007 to $7,012,792 in 2008. The increase in operating expenses is primarily due to the increased production during 2008.

        Capital expenditures paid by the Working Interest Owners decreased 87% from $1,716,676 in 2007 to $228,959 in 2008. The higher amount of capital expenditures during 2007 related primarily to damages caused by Hurricanes Rita and Katrina.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners, and it is described herein for information purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow Account, $155,152 and $255,443 in 2008 and 2007, respectively, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

        In 2008, the Working Interest Owners refunded a net amount to the Trust of $2,388,061 from the Special Cost Escrow Account. As of December 31, 2008, approximately $4,325,503 remained in the Special Cost Escrow Account. In 2007, the Working Interest Owners refunded a net amount to the Trust of $125,391 from the Special Cost Escrow Account. As of December 31, 2007, approximately $6,713,564 remained in the Special Cost Escrow Account. The net refund for 2008 compared to the net refund for 2007 was primarily due to a revision to the Special Cost Escrow Account related to the outside audit commenced by the Trust as discussed above. See"—Operations".

Summary By Property

        Listed below is a summary of 2008 operations as compared to 2007 of the five principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 crude oil revenues increased $1,519,790, from $18,179,707 in 2007 to $19,699,497 in 2008, primarily due to an increase in average price of crude oil received. The average price of crude oil increased from $63.22 per barrel in 2007 to $104.60 per barrel in 2008. This increase was partially offset by a decrease in crude oil production from 287,539 barrels in 2007 to 188,337 barrels in 2008. Gas revenues increased $2,960,096, from $1,222,807 in 2007 to $4,182,903 in 2008, primarily due to an increase in gas production from 194,633 Mcf in 2007 to 435,583 Mcf in 2008 as a result of completion in July 2007 of the pipeline connection to the sales point on the Eugene Island 361 platform. The average price received for natural gas increased from $6.28 per Mcf in 2007 to $9.60 per Mcf in 2008. Capital expenditures increased from $190,093 in 2007 to $518,385 in 2008 due to the conversion to a water injector. Operating expenses increased from $2,214,130 in 2007 to $2,868,686 in 2008 primarily due to increased production.

        Production from Eugene Island 339 ceased following damage inflicted by Hurricane Ike in September 2008, as the platforms and wells on Eugene Island 339 were completely destroyed. At this point in time, there can be no assurance that production will restored at Eugene Island 339. See "—Operations."

Ship Shoal 182/183

        Ship Shoal 182/183 crude oil revenues increased from $18,924,236 in 2007 to $21,775,671 in 2008, due to an increase in crude oil prices from $67.35 per barrel in 2007 to $107.70 per barrel in 2008. This increase was partially offset by a decrease in crude oil production from 280,996 barrels in 2007 to 202,185 barrels in 2008. This production decline is related in part to a three day field shut-in for repairs at Ship Shoal 182/183. Gas revenues decreased from $8,013,970 in 2007 to $4,726,292 in 2008 due to a decrease in gas volumes from 1,089,709 Mcf in 2007 to 508,781 Mcf in 2008. The decrease in gas volumes was due to a shut-in as a result of an obstructed pipeline and the natural decline of production. The average natural gas sales price increased from $7.35 per Mcf in 2007 to $9.29 per Mcf in 2008. Capital expenditures decreased from $701,753 in 2007 to ($419,971) in 2008 primarily due to an audit credit adjustment for prior periods. Operating expenses decreased from $3,204,308 in 2007 to $2,471,185 in 2008 due to decreased production during 2008.

        Production from Ship Shoal 182 and 183 ceased following damage inflicted by Hurricane Ike in September 2008. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. A limited volume of oil production was restored in November 2008, with an average rate of daily oil production from November 20, 2008 through January 31, 2009 of approximately 831 barrels per day. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. Production is expected to remain limited until the natural gas pipeline is fully repaired and tested, which is anticipated to occur in the second quarter of 2009, but which is also in the control of the pipeline owner. At this point in time, there can be no assurance as to when, or if at all, production may be restored at Ship Shoal 182/183. See "—Operations."

West Cameron 643

        West Cameron 643 gas revenues increased from $802,575 in 2007 to $2,024,841 in 2008 due primarily to an increase in gas volumes from 126,971 Mcf in 2007 to 214,130 Mcf in 2008. The increase in gas volumes resulted from increased production for the last three quarters of 2008, compared to the last three quarters of 2007. The average natural gas sales price increased from $6.32 per Mcf in 2007 to $9.46 per Mcf in 2008. Operating expenses decreased from $942,457 in 2007 to $1,233,887 in 2008. Capital expenditures increased from $0 in 2007 to $27,953 in 2008.

        Production from West Cameron 643 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The Managing General Partner of the Partnership understands that the pipeline is in the process of being restored; however, the pipeline is not expected to be able to take production until at least the end of 2009. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643.

East Cameron 371

        East Cameron 371 gas revenues increased from $150,500 in 2007 to $252,992 in 2008. Oil revenues increased from $30,164 in 2007 to $47,962 in 2008. Capital expenditures were $0 in 2007 and 2008 and operating expenses increased from $174,559 in 2007 to $298,413 in 2008.

        Production from East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The Managing General Partner of the Partnership understands that the pipeline is in the process of being restored; however, there can be no assurance as to when, or if at all, production may be restored at East Cameron 371.

South Timbalier 36/37

        South Timbalier 36/37 oil revenues decreased from $595,442 in 2007 to $592,068 in 2008, due to a decrease in production from 9,229 barrels in 2007 to 5,802 barrels in 2008, offset by an increase in crude oil prices from $64.52 per barrel in 2007 to $102.05 per barrel in 2008. Capital expenditures decreased from $109,901 in 2007 to $43,345 in 2008. Operating expenses increased $78,730 from $61,780 in 2007 to $140,510 in 2008.

Years 2007 and 2006

        Royalty income increased approximately 309% from $2,510,936 in 2006 to $10,257,485 in 2007 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below.

        For 2007, the Trust had undistributed net loss of $9,297. For 2006, the Trust had undistributed net loss of $2,092. An increase in distributed net income represents revenues generated during the respective period but not distributed by the Working Interest Owners. Collection of undistributed net income is the subsequent receipt in future periods from the related Working Interest Owner(s) of revenues generated in prior periods but not yet distributed.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Natural gas and gas products revenues increased 195% from $4,003,561 in 2006 to $11,820,973 in 2007, primarily due to a 176% increase in natural gas and gas products volumes from 600,477 Mcf equivalents in 2006 to 1,654,836 Mcf equivalents in 2007. The average price received for natural gas increased 6% from $6.70 per Mcf in 2006 to $7.11 Mcf in 2007.

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

	Royalty Properties Year Ended December 31,(1)
	2008	2007	2006
Crude oil and condensate (bbls)	421,958	578,159	421,763
Natural gas and gas products (Mcfe)	1,625,408	1,654,836	600,477
Crude oil and condensate average price, per bbl	$100.54	$65.26	$63.71
Natural gas average price, per Mcf (excluding gas products)	$8.45	$7.11	$6.70
Crude oil and condensate revenues	$42,424,601	$37,732,678	$26,869,007
Natural gas and gas products revenues	$14,248,644	$11,820,973	$4,003,561
Production expenses	(8,939,036)	(8,363,502)	(7,277,259)
Capital expenditures	(228,959)	(1,716,676)	(9,443,605)
Undistributed Net Income—collection of (increase in)(2)	$132,688	37,226	8,368
Refund of/(Provision for) Special Cost Escrow	$10,172,852	1,523,341	(4,115,324)
Net Proceeds	$57,810,788	$41,034,042	$10,044,748
Royalty interest	x25%	x25%	x25%
Partnership share	$14,452,697	$10,258,511	$2,511,187
Trust interest	x99.99%	x99.99%	x99.99%
Trust share of Royalty Income(3)	$14,451,252	$10,257,485	$2,510,936

(1)
Amounts represent actual production for the 12-month period ended on October 31 of each year, respectively.

(2)
An increase in undistributed net income represents revenues generated during the respective period but not distributed by the Working Interest Owners. Collection of undistributed net income is the subsequent receipt in future periods from the related Working Interest Owner(s) of revenues generated in prior periods but not yet distributed. For the twelve months ended December 31, 2008, the collection of prior undistributed net income was $132,688.

(3)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations" and Note 4 to the Notes to the Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Off-Balance Sheet Arrangements

        The Trust has no off-balance sheet arrangements.

Contractual Obligations

        As of December 31, 2008, the Trust had no obligations or commitments to make future contractual obligations except for administrative fees owed to the Trustee pursuant to the Trust Agreement. In 2008, the Trust paid the Trustee an administrative fee of $182,500.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Reference is made to Item 1 of this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of
TEL Offshore Trust
Austin, Texas

        We have audited the accompanying statements of assets, liabilities and trust corpus of TEL Offshore Trust (the "Trust") as of December 31, 2008 and 2007, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporate Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Corporate Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 3 to the financial statements, these financial statements were prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2008 and 2007, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008, on the comprehensive basis of accounting described in Note 3 to the financial statements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion on the Trust's internal control over financial reporting.

Deloitte & Touche LLP

Houston, Texas
March 31, 2009

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$2,973,140	$5,136,437
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,236,317 and $28,227,458 at December 31, 2008 and 2007, respectively	31,338	40,197

Total assets	$3,004,478	$5,176,634

Liabilities and Trust Corpus
Distribution payable to Unit holders	$739,849	$3,252,711
Reserve for future Trust expenses	$2,233,291	1,883,726
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2008 and 2007)	31,338	40,197

Total liabilities and Trust corpus	$3,004,478	$5,176,634

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2008	2007	2006
Royalty income	$14,451,252	$10,257,485	$2,510,936
Interest income	37,422	77,565	25,516

	14,488,674	10,335,050	2,536,452
General and administrative expenses	(840,455)	(259,861)	(579,069)
Increase in reserve for future Trust expenses	(349,565)	(764,076)	(259,662)

Distributable income	13,298,654	9,311,113	1,697,721

Distributions per Unit (4,751,510 Units)	$2.798827	$1.959611	$.357301

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2008	2007	2006
Trust corpus, beginning of year	$40,197	$53,506	$64,069
Distributable income	13,298,654	9,311,113	1,697,721
Distributions to Unit holders	(13,298,654)	(9,311,113)	(1,697,721)
Amortization of net overriding royalty interest	(8,859)	(13,309)	(10,563)

Trust corpus, end of year	$31,338	$40,197	$53,506

The accompanying notes are an integral part of these financial statements

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS

(1) Trust Organization and Provisions

        Tenneco Offshore Company, Inc. ("Tenneco Offshore") created the TEL Offshore Trust ("Trust") effective January 1, 1983, pursuant to the Plan of Dissolution ("Plan") approved by Tenneco Offshore's stockholders on December 22, 1982. In accordance with the Plan, the TEL Offshore Trust Partnership ("Partnership") was formed in which the Trust owns a 99.99% interest and Tenneco Oil Company initially owned a .01% interest. In general, the Plan was effected by transferring an overriding royalty interest ("Royalty") equivalent to a 25% net profits interest in the oil and gas properties (the "Royalty Properties") of Tenneco Exploration, Ltd. located offshore Louisiana to the Partnership and issuing certificates evidencing units of beneficial interest in the Trust in liquidation and cancellation of Tenneco Offshore's common stock.

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2008 the reserve amount was $2,233,291;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $24.2 million (unaudited) as of October 31, 2008. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

        The Trust is currently administered by The Bank of New York Mellon Trust Company, N.A., which succeeded JPMorgan Chase Bank, N.A. as the Corporate Trustee, effective October 2, 2006 pursuant to an agreement under which The Bank of New York acquired substantially all of the Corporate Trust business of JPMorgan Chase (formerly known as The Chase Manhattan Bank), and Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson ("Individual Trustees"), as trustees ("Trustees").

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

        As of October 9, 2001, Chevron Corporation merged with Texaco, and the Royalty Properties owned by Texaco Exploration and Production Inc. ("TEPI") were assigned to Chevron U.S.A. Inc. ("Chevron") on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 99% for 2008, 2007 and 2006 of crude oil revenues from the Royalty Properties. Sales to Chevron Corporation accounted for approximately 99% of total gas revenues from the Royalty Properties during 2008, 2007 and 2006.

        The Trust's share of Royalty income was reduced by approximately $481,561, $441,148 and $350,927 in 2008, 2007 and 2006, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

        The Trust reviews net overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the periods presented.

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

        During 2005, Hurricane Katrina and Hurricane Rita caused significant damage to various platforms and third-party transportation systems, which resulted in oil and gas production delays in the Royalty Properties. During 2006, several of the platforms and facilities on the Royalty Properties were restored, and by the third quarter of 2007 all but one of the platforms and facilities had been restored. One of the platforms and facilities on Eugene Island was destroyed and has not been restored. Since

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unit Holders (Continued)

those hurricanes, overall production slowly returned to normal production levels, until production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. The extensive damage caused by hurricanes Katrina and Rita led to significant demand for services and supplies for repairs in the offshore Gulf of Mexico, which increased levels of expenditures. The reduced oil and gas production and increased costs reduced the cash income distributions to unitholders significantly during 2006. During the fourth quarter 2006, the Trust resumed distributions.

        Set forth below are the quarterly distributions made by the Trust for 2008 and 2007.

	Distribution
Quarter	2008	2007
Fourth	$739,849	$3,252,711
Third	5,470,387	2,836,895
Second	2,619,375	2,053,933
First	4,469,043	1,167,574

        Future distributions are expected to be severely negatively impacted as a result of Hurricane Ike, and there may not be sufficient Net Proceeds to make one or more scheduled distributions.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account, approximately $155,152, $255,443 and $150,109 for 2008, 2007 and 2006, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2008, 2007 and 2006, approximately $4,325,503, $6,714,000 and $6,839,000, respectively, remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

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

        In 2008, the Working Interest Owners refunded a net amount of approximately $2,388,061 from the Special Cost Escrow Account. In 2007, the Working Interest Owners refunded a net amount of approximately $125,391 from the Special Cost Escrow Account. In 2006, the Working Interest Owners deposited a net amount of approximately $1,188,239 into the Special Cost Escrow Account. The net deposits were made primarily due to changes in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

(6) Reserve For Future Trust Expenses

        The Trust made a determination in 1998 to maintain a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. During 2008, the Trust increased its reserve by $349,565 for a reserve balance of $2,233,291 as of December 31, 2008. The reserve amount at December 31, 2007 was $1,883,726.

(7) Federal Income Tax Matters

        The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each Unit holder will be treated as owning an interest in the Partnership.

(8) Commitments and Contingencies

        The Managing General Partner of the Partnership has advised the Trust that, although the Working Interest Owners believe that they are in general compliance with applicable health, safety and environmental laws and regulations that have taken effect at the federal, state and local levels, costs may be incurred to comply with current and proposed environmental legislation which could result in increased operating expenses on the Royalty Properties.

(9) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a report prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2008, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

September 2008. The platforms and wells on Eugene Island 339 were completely destroyed by the hurricane. In order to restore production at Eugene Island 339, Chevron expects that it would need to redevelop the facility and drill new wells. The Trust had expected Chevron to make a decision in the first quarter of 2009 whether to proceed with any such development; however, Chevron is still assessing its alternatives and the economic feasibility for restoring production at the property. Chevron's decisions regarding Eugene Island 339 impact the treatment of Eugene Island for purposes of preparing a reserve report for the Partnership. Solely for purposes of being able to complete the reserve report so that the Trust could file its Form 10-K for the year ended December 31, 2008, DeGolyer and MacNaughton assumed that Eugene Island 339 will not be redeveloped. As such, the reserve study does not include any reserves or values attributable to Eugene Island 339, nor does it include the Trust's percentage share of the total plugging and abandonment costs related to Eugene Island 339, with costs for 2009 alone estimated to be approximately $61 million. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. Based on the reserve study of DeGolyer and MacNaughton for the oil and gas reserves attributable to the Partnership as of October 31, 2007, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2007.

        The reserve volumes and revenue values attributable to the Partnership's royalty interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership's royalty interest and the retained interest of the Working Interest Owners in the Royalty Properties. Net reserves attributable to the Partnership's royalty interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the subject properties based on the ratio of the Partnership's interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership's royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership's royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership's royalty interest are located in the United States. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $24.2 million as of October 31, 2008 based on the reserve study of DeGolyer and MacNaughton.

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

        Distributable income for the Partnership for the periods ended December 31, 2008, 2007 and 2006 included net proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2008, 2007 and 2006, respectively.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(10) Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2008*:
Royalty income	$5,067,521	$2,750,990	$5,627,452	$1,005,289
Distributable income	$4,469,043	$2,619,375	$5,470,387	$739,849
Distributions per Unit	$0.940552	$0.551272	$1.151294	$0.155708
2007*:
Royalty income	$1,516,684	$2,415,521	$2,924,013	$3,401,267
Distributable income	$1,167,574	$2,053,933	$2,836,895	$3,252,711
Distributions per Unit	$0.245727	$0.432270	$0.597051	$0.684564

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

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the Managing General Partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders have no control over the operation or development of the Royalty Properties and have little influence over operation or development" in the Trust's Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in this Form 10-K, for a description of certain risks relating to these arrangements and reliance and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by the Corporate Trustee of changes in internal control over financial reporting of the Trust, no change in the Trust's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

Trustee's Report on Internal Control over Financial Reporting

        A registrant's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrants assets that could have a material effect on the financial statements.

        The Corporate Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Corporate Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Corporate Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Corporate Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2008.

        Deloitte & Touche, LLP, the Trust's independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of the Trust's internal control over financial reporting.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

March 31, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of
TEL Offshore Trust
Austin, Texas

        We have audited the internal control over financial reporting of TEL Offshore Trust (the "Trust") as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporate Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A trust's internal control over financial reporting is a process designed by, or under the supervision of, the trust's trustee, and effected by the trustees and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the comprehensive basis of accounting described in Note 3 to the financial statements. A trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the comprehensive basis of accounting described in Note 3 of the financial statements, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper trustee override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Trust and our report dated March 31, 2009 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Houston, Texas
March 31, 2009

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        There are no directors or executive officers of the Registrant. The Trustees consist of a Corporate Trustee and three Individual Trustees. The Bank of New York Mellon Trust Company, N.A. serves as the Corporate Trustee, and Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson serve as the three Individual Trustees. Any Trustee may be removed by the affirmative vote of two Individual Trustees or by the affirmative vote of a majority of the Units at a meeting of Unit holders of beneficial interest in the Trust at which a quorum is present.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2008.

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

  (b)
  Security Ownership of Management.

        Not applicable.

  (c)
  Changes in Control.

        The Trust knows of no arrangements, including the pledge of securities of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

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

        Crude oil sales to Chevron Corporation accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2008, 2007 and 2006. During such years, approximately 99% of Chevron's natural gas and natural gas liquids relative to the Royalty Properties were committed and sold to Chevron Texaco Natural Gas.

        The Trust's share of Royalty income was reduced by approximately $482,000, $441,000 and $351,000 in 2008, 2007 and 2006, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2008, 2007 and 2006.

Item 14.    Principal Accountant Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustees. The Trustees have appointed Deloitte & Touche, LLP, the member firm of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively "Deloitte") as the independent registered public accounting firm to audit the trust's financial statements for the fiscal year ending December 31, 2009. During fiscal 2008, Deloitte served as the Trust's independent registered public accounting firm and also provided certain tax services.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2008 and 2007 by Deloitte:

	2008	2007
Audit fees(1)	$210,000	$163,000
Audit-related fees	—	—
Tax fees(2)	$10,500	7,000
All other fees	—	—

Total fees	$220,500	$170,000

    (1)
    Fees for audit services in 2008 and 2007 consisted of the audit of the Trust's annual financial statements and reviews of the Trust's quarterly financial statements. Services in 2008 also included the attestation on the effectiveness of the Trust's internal control over financial reporting.

    (2)
    Fees for tax services billed in 2008 and 2007 consisted of tax compliance services.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

          (a)(1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages as indicated:

          (a)(2)    Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

          (a)(3)    Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. The Bank of New York Mellon Trust Company, N.A. succeeded JPMorgan Chase Bank as Corporate Trustee. JPMorgan Chase Bank is successor by mergers to the original corporate trustee, Texas Commerce Bank National Association.)

			SEC File or Registration Number	Exhibit Number
4(a	)*	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(a)

4(b	)*	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(b)

4(c	)*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(c)

4(d	)*	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(d)

4(e	)*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(e)

			SEC File or Registration Number	Exhibit Number
10(a	)*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	10(a)

10(b	)*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(b)

10(c	)*	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(c)

10(d	)*	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10(d)

31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2009.

TEL OFFSHORE TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

	Signature	Date

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich, Vice President & Trust Officer	March 31, 2009
INDIVIDUAL TRUSTEES
/s/ DANIEL O. CONWILL, IV Daniel O. Conwill, IV, Individual Trustee		March 31, 2009
/s/ GARY C. EVANS Gary C. Evans, Individual Trustee		March 31, 2009
/s/ JEFFREY S. SWANSON Jeffrey S. Swanson, Individual Trustee		March 31, 2009

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