Form 10-Q
period 2009-03-31
TEL OFFSHORE TRUST
filed 2009-05-08
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

(800) 852-1422
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of May 7, 2009, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Although the Managing General Partner of the TEL Offshore Trust Partnership has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008 under Part I, Item 1A "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,902,275	$2,973,140
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,237,019 and $28,236,317, respectively	30,636	31,338

Total assets	$1,932,911	$3,004,478

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$739,849
Reserve for future Trust expenses	1,902,275	2,233,291
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	30,636	31,338

Total liabilities and Trust corpus	$1,932,911	$3,004,478

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Royalty income	$—	$5,067,521
Interest income	576	11,260

	576	5,078,781
(Increase)/decrease in reserve for future Trust expenses	331,016	(361,721)
General and administrative expenses	(331,592)	(248,017)

Distributable income	$—	$4,469,043

Distributions per Unit (4,751,510 Units)	$.000000	$.940552

 STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Trust corpus, beginning of period	$31,338	$40,197
Distributable income	—	4,469,043
Distribution payable to Unit holders	—	(4,469,043)
Amortization of net overriding royalty interest	(702)	(2,588)

Trust corpus, end of period	$30,636	$37,609

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

        On January 14, 1983, Tenneco Offshore distributed Units to holders of Tenneco Offshore's common stock on the basis of one Unit for each common share owned on such date.

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

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $24.2 million (unaudited) as of October 31, 2008 (such future net revenues do not include any reserves or values attributable to Eugene Island 339, nor does it include the Trust's percentage share of the total plugging and abandonment costs related to Eugene Island 339, with costs for 2009 alone estimated to be approximately $61 million). Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

        The Trust is currently administered by The Bank of New York Mellon Trust Company, N.A. (the "Corporate Trustee"), which succeeded JPMorgan Chase Bank, N.A. as the corporate trustee, effective October 2, 2006 pursuant to an agreement under which The Bank of New York acquired substantially all of the corporate trust business of JPMorgan Chase (formerly known as The Chase Manhattan

Bank), and Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson (the "Individual Trustees"), as trustees (the "Trustees").

Note 2—Basis of Accounting

        The accompanying unaudited financial information has been prepared by the Corporate Trustee. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The Corporate Trustee and the Individual Trustees believe that the information furnished reflects all adjustments that are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008.

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

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, the cash conveyed to the Trust from the Royalty during the quarter ended March 31, 2008 substantially represents the revenues and expenses from the Royalty Properties from November 2007 through January 2008. There was no cash conveyed to the Trust from the Royalty Properties from November 2008 through January 2009. The financial and operating information included in this Form 10-Q for the three months ended March 31, 2009 represents financial and operating information with respect to the Royalty Properties for the months of November and December 2008 and January 2009. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

        Cash and cash equivalents include all highly liquid, short-term investments with original maturities of three months or less.

        The changes in reserve for future Trust expenses include both changes of amounts deemed necessary by the Trustees and related distributions, as well as amounts paid from the reserve during periods when the Trust has insufficient income to pay Trust expenses.

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

        The Special Cost Escrow account (Note 5) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities and for the estimated amount of future capital expenditures on the Royalty Properties. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. However, funds deposited to or released from the Special Cost Escrow account are included in the Royalty income.

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

        Set forth below are the quarterly distributions made by the Trust for 2009 and 2008.

Quarter	Distribution
2009:
First	$0
2008:
Fourth	$739,849
Third	5,470,387
Second	2,619,375
First	4,469,043

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. On March 25, 2009, the Trust announced there would be no first quarter distribution. Future distributions are expected to be severely negatively impacted, by both reduced production and increased expenditures required to remediate, repair and, perhaps, restore platforms and wells. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. Development activities may not generate sufficient additional revenue to repay the costs. Accordingly, there may not be sufficient Net Proceeds from the Royalty Properties to make a particular distribution. At this time, the ultimate outcome of these matters cannot be determined.

Note 5—Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2009, there were no funds released or escrowed from the Special Cost Escrow account. As of March 31, 2009, $4,305,190 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

        The Trust maintains a cash reserve, equal to approximately three times the average expenses of the Trust during each of the past three years, to provide for future administrative expenses in connection with the winding up of the Trust. During the first quarter of 2009, the Trust used $331,016 from the reserve account for current expenses, leaving a reserve balance of $1,902,275 as of March 31, 2009. The reserve amount at December 31, 2008 was $2,233,291.

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

Financial Review

        In May 2007, the Trust engaged an independent oil and gas accounting firm for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. As part of this ongoing audit review process, certain adjustments to revenues, production volumes, prices and capital expenditures have occurred, and references below to a prior period audit adjustment, or an audit of prior periods, refers to the audit described in this paragraph. See "—Operational Review".

Three Months Ended March 31, 2009 and 2008

        There were no distributions to the Unit holders for the three months ended March 31, 2009 as compared to a distribution of $4,469,043, or $0.940552 per Unit, for the same period in 2008.

        Crude oil and condensate revenues decreased $10,953,540, or 92%, to $1,009,282 in the first quarter of 2009 from $11,962,822 in the first quarter of 2008, due primarily to decreases in production resulting from damages caused by Hurricane Ike. Oil volumes during the first quarter of 2009 decreased 86% to 18,510 barrels, compared to 133,415 barrels of oil produced in the first quarter of 2008. The volumes and revenues for 2009 reflect credits associated with an audit of prior periods for 311 barrels and $37,705 in revenues; the volumes and revenues for 2008 reflect credits associated with prior period audit adjustments for 949 barrels and $173,148 in revenues. The average price received for crude oil and condensate also decreased 39%, or $35.14, to $54.53 per barrel in the first quarter of 2009 from $89.67 per barrel in the first quarter of 2008 (after taking into account minor prior period pricing adjustments in both periods).

        Gas revenues decreased $2,405,517, or 75%, to $827,661 in the first quarter of 2009 from $3,233,178 in the first quarter of 2008, due primarily to damages caused by Hurricane Ike in September
2008. Gas volumes during the first quarter of 2009 decreased 71% to 130,986 Mcf, compared to 453,760 Mcf produced in the first quarter of 2008. The volumes and revenues for 2009 reflect credits associated with an audit of prior periods for 128,945 Mcf of gas and $813,087 in revenues; the volumes and revenues for 2008 reflect credits associated with prior period audit adjustments for 20,399 Mcf of gas and $126,864 in revenues. The average price received for natural gas was $7.14 per Mcf in the first quarter of 2009 compared to $7.13 per Mcf in the first quarter of 2008. After taking into account prior period audit adjustments, the average price for natural gas for the first quarter of 2009 was effectively $6.32 per Mcf. Gas products revenue decreased $984,869, to $182,565 in the first quarter of 2009 from $1,167,434 in the first quarter of 2008, due primarily to a decrease in production volume to 169,990 gallons from 858,370 gallons.

        Capital expenditures increased by $702,102, from ($425,677) in the first quarter of 2008 to $276,425 in the first quarter of 2009. Reflected within the capital expenditures for 2008 is a refund of $495,000 for certain prior period capital expenditures from the Working Interest Owners (with the Trust having a net benefit associated therewith of $123,900) resulting from the audit by the independent oil and gas accounting firm as further described herein.

        Operating expenses increased by $4,505,907, or 315%, from $1,431,758 in the first quarter of 2008 to $5,937,665 in the first quarter of 2009, primarily as a result of well abandonment costs at Eugene Island 339 as a result of Hurricane Ike.

        The Royalty Properties had undistributed net loss of $4,355,356 in the first quarter of 2009.

        In the first quarter of 2009, there were no funds released or escrowed from the Special Cost Escrow account. As of March 31, 2009, $4,305,190 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

        In the first quarter of 2008, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the funds released was approximately $1,318,188. The net release of funds was primarily a result of current estimates of future abandonment costs, future capital expenditures, future production costs, future net revenues and current Net Proceeds. As of March 31, 2008, $5,395,376 remained in the Special Cost Escrow account.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. The Trust has previously determined that a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years was sufficient to provide for future administrative expenses in connection with the winding up of the Trust. During the first quarter of 2009, the Trust used $331,016 from the reserve for current expenses, leaving a reserve balance of $1,902,275 as of March 31, 2009. The reserve amount at December 31, 2008 was $2,233,291.

Other

        The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of oil and gas produced from the Royalty Properties as well as expenditures by the Working Interest Owners that may or may not be included in the Special Cost Escrow account. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for oil and gas, weather, industrial growth, conservation measures, competition and other variables.

Operational Review

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 47% of such revenues for the nine months ended September 30, 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 41% of such revenues for the nine months ended September 30, 2008. Based on a prior reserve study of DeGolyer and MacNaughton, independent petroleum engineering consultants, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the royalty as of October 31, 2007. Chevron is proceeding to plug and abandon the existing wells, to clear debris and otherwise to deal with the remaining infrastructure, with estimated costs relating thereto for 2009 alone of approximately $61 million. In order to restore production, Chevron expects that it would need to redevelop the facility and drill new wells. Chevron is still assessing its alternatives and the economic feasibility of restoring production at the property. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation (which was in early March 2009), or the lease will be terminated. A lease operator may seek approval from the regional supervisor of the Mineral Management Service to allow additional time to restore production. Chevron submitted such a request with respect to Eugene Island 339 and, like other lessees dealing with the effects of Hurricane Ike, was granted an extension until September 6, 2009 to submit a commitment to restore production, which would still have to be approved by the Mineral Management Service. As stated above, Chevron is still assessing its alternatives, and Chevron has not made a decision whether to submit any such commitment to restore production. There can be no assurance that production at Eugene Island 339 will be restored.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The more productive wells on the properties produce both oil and gas, and there is no downstream transmission available for any gas produced from the wells. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 51% of such revenues for the nine months ended September 30, 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 42% of such revenues for the nine months ended September 30, 2008. A limited volume of oil production was restored in November 2008, with an average rate of daily oil production from November 20, 2008 through January 31, 2009 of approximately 831 barrels per day. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. Production is expected to remain limited until the natural gas pipeline is fully repaired and tested, which is anticipated to occur in the second quarter of 2009, but which is also in the control of the pipeline owner. There may also be related regulatory approval requirements that must be satisfied before gas transportation may commence. At this point in time, there can be no assurance as to when, or if at all, gas production may be restored at Ship Shoal 182/183.

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

        In May 2007, the Trust engaged an independent oil and gas accounting firm for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Based on the initial report of the accounting firm, the Trustees believe that certain errors in the books and records had occurred and are involved in ongoing discussions with such Working Interest Owners to resolve these items. As part of this ongoing process, certain adjustments to revenues, production volumes, prices and capital expenditures have occurred, and references herein to an audit of prior periods refers to the audit described in this paragraph. Such audit resulted in an additional cash distribution to the Trust during the first quarter of 2008. These amounts are comprised of a one-time increase of approximately $31,716 in gas revenues, a one-time increase of approximately $43,287 in oil revenues, and a one-time credit of approximately $123,900 in capital expenditures. Additional amounts related to the audit were included in later distributions to the Trust during 2008. Additional credits were made for the benefit of the Trust in the first quarter of 2009, consisting of approximately $203,272 in gas revenues, approximately $9,426 in oil revenues, approximately $14,948 in capital expenditures and approximately $9,248 in operating expenditures. No assurance can be provided as to the ultimate outcome of the remaining items under discussion.

Three Months Ended March 31, 2009 and 2008

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

        Ship Shoal 182/183 crude oil revenues decreased from $6,170,577 in the first quarter of 2008 to $909,371 in the first quarter of 2009, due to a decrease in net crude oil production from 67,715 barrels in the first quarter of 2008, which included an upward adjustment of 178 barrels relating to 2007 production, to 17,124 barrels in the first quarter of 2009. The inclusion of such adjustment for the 178 barrels resulted in an increase in revenues for 2008 of $46,630. The average crude oil price received also decreased from $91.13 per barrel in the first quarter of 2008 to $53.11 per barrel for the same period in 2009. Gas revenues decreased from $1,672,719 in the first quarter of 2008 to $725,720 in the first quarter of 2009. Gas production decreased from 234,874 Mcf in the first quarter of 2008, which included an upward adjustment of 19,999 Mcf relating to 2007 production, to 0 Mcf in the first quarter of 2009 due to the cessation of production in September 2009 resulting from damages inflicted by Hurricane Ike. However, there was an audit adjustment made in the first quarter of 2009, which resulted in the recognition of $725,720 in gas revenues associated with 107,416 Mcf of gas from a prior period. The inclusion of such adjustment for the 19,999 Mcf in 2008 resulted in an increase in revenues for 2008 of $123,946. Capital expenditures increased from $(468,226) in the first quarter of 2008 to $20,461 in the first quarter of 2009 primarily due to an audit credit in the first quarter of 2008 of $495,600 relating to prior periods. The $20,461 in capital expenditures for the first quarter of 2009 reflects a credit of $3,531 as a prior period audit adjustment. Operating expenses increased from $565,955 in the first quarter of 2008 to $699,769 for the same period in 2009 due to an increase in operating and repair costs related to damages inflicted by Hurricane Ike.

        Eugene Island 339 net crude oil revenues decreased from $5,527,574 in the first quarter of 2008 to $38,544 for the same period in 2009 due to a decrease in crude oil production volumes to 318 barrels in the first quarter of 2009 from 62,458 barrels in the first quarter of 2008. However, there was no actual crude oil production during the first quarter of 2009 and such crude oil revenues and production volumes are entirely from an audit adjustment made in the first quarter of 2009 and associated with a prior period. The oil revenues for 2008 reflect a $81,750 credit relating to prior periods. Gas revenues decreased from $991,774 in the first quarter 2008 to $170,231 in the first quarter of 2009. There was a decrease in natural gas volumes from 141,609 Mcf in the first quarter of 2008 to 33,296 Mcf in the first quarter of 2009. However, there was no actual gas production during the first quarter of 2009 and such gas revenues and volumes are entirely from an audit adjustment made in the first quarter of 2009 and associated with a prior period. Capital expenditures increased from $6,059 in the first quarter of 2008 to $176,294 in the first quarter of 2009 due to costs related to Hurricane Ike. Operating expenses increased from $393,089 in the first quarter of 2008 to $4,945,522 in the first quarter of 2009 due to well abandonment costs incurred as a result of Hurricane Ike.

        West Cameron 643 gas revenues decreased from $297,274 in the first quarter of 2008 to $(82,915) in the first quarter of 2009. Gas volumes decreased from 42,188 Mcf in the first quarter of 2008 to (11,767) Mcf for the same period in 2009. There was no actual gas production during the first quarter of 2009 and the revenues and volumes for the first quarter 2009 are a result of an audit adjustment associated with prior periods. Operating expenses decreased from $166,499 in the first quarter of 2008 to $0 for the same period in 2009, and capital expenditures were $0 in the first quarter of 2008 and 2009.

        East Cameron 371 crude oil revenues decreased from $47,741 in the first quarter of 2008 to $0 in the first quarter of 2009 as a result of the field being shut-in following Hurricane Ike in September 2008. Production decreased from 528 barrels in the first quarter of 2008 to 0 barrels for the same period in 2009. Gas revenues decreased from $247,946 in the first quarter of 2008 to $0 in the first quarter of 2009 as a result of the decrease in gas volumes from 31,863 Mcf in the first quarter of 2008 to 0 Mcf for the same period in 2009. Operating expenses decreased from $280,190 in the first quarter of 2008 to $0 in the first quarter of 2009.

        South Timbalier 37/27 crude oil revenues decreased from $170,042 in the first quarter of 2008 to $53,724 for the same period in 2009 due to a 32-day well shut-in for compressor repairs. There was a decrease in crude oil production volumes to 1,000 barrels in the first quarter of 2009 from 1,921 barrels in the first quarter of 2008. Gas revenues decreased from $22,188 in the first quarter 2008 to $10,126 in the first quarter of 2009. There was a decrease in natural gas volumes from 3,148 Mcf in the first quarter of 2008 to 1,442 Mcf in the first quarter of 2009. Capital expenditures decreased from $36,930 in the first quarter of 2008 to $(55,390) in the first quarter of 2009 after taking into account a $56,263 credit in 2009 for a prior period audit adjustment. Operating expenses decreased from $26,024 in the first quarter of 2008 to $(30,524) in the first quarter of 2009 after taking into account a $36,992 credit in 2009 for a prior period audit adjustment.

Liquidity and Capital Resources

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties.

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The more productive wells on the properties produce both oil and gas, and there is no downstream transmission available for any gas produced from the wells. There can be no assurance that production at Eugene Island 339 will be restored. While production is expected to remain limited at Ship Shoal 182/183 until the natural gas pipeline is fully repaired and tested, which is anticipated to occur in the second quarter of 2009, there can be no assurance as to when, or if at all, meaningful production may be restored at Ship Shoal 182/183.

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

        On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted, although there were funds available for distribution given that there was some production from Eugene Island 339 and Ship Shoal 182/183 in August and September 2008. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009. There were no Net Proceeds distributed to the Trust for the first quarter of 2009. Future distributions by the Trust are expected to be severely negatively impacted, and there may not be sufficient Net Proceeds from the Royalty Properties to make one or more future distributions. At this time, the ultimate outcome of these various matters cannot be determined.

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

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2008 future net revenues attributable to the Trust's royalty interests were estimated at $24.2 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2008 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 40% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. Solely for purposes of being able to complete the reserve study so that the Trust could file its Form 10-K for the year ended December 31, 2008, DeGolyer and MacNaughton assumed that Eugene Island 339 will not be redeveloped. As such, the reserve study does not include any reserves or values attributable to Eugene Island 339, nor does it include the Trust's percentage share of the total plugging and abandonment costs related to Eugene Island 339, with such costs for 2009 alone estimated to be approximately $61 million. The assumption was made by DeGolyer and MacNaughton because Chevron had not made a decision regarding any redevelopment of Eugene Island 339 and such decision would impact the treatment of Eugene Island 339 for purposes of preparing a reserve study for the Partnership. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2008. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2009, there were no funds released or escrowed from the Special Cost Escrow account. As of March 31, 2009, $4,305,190 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

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

	Royalty Properties Three Months Ended March 31,(1)
	2009	2008
Crude oil and condensate (bbls)	18,524	133,415
Natural gas and gas products (Mcfe)	155,270	576,384
Crude oil and condensate average price, per bbl	$54.53	$89.67
Natural gas average price, per Mcf (excluding gas products)	$6.32	$7.13
Crude oil and condensate revenues	$1,009,282	$11,962,822
Natural gas and gas products revenues	1,010,227	4,400,612
Production expenses	(6,183,189)	(1,962,573)
Capital expenditures	(276,425)	425,677
Undistributed net loss (income)(2)	4,355,356	(115,819)
Refund of (provision for) Special Cost Escrow	84,749	5,561,392

Net Proceeds	—	20,272,111
Royalty interest	x25%	x25%

Partnership share	—	5,068,028
Trust interest	x99.99%	x99.99%

Trust share of Royalty income	$—	$5,067,521

(1)
Amounts are based on actual production for the three-month period ended January 31 of each year, respectively.

(2)
Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners. As of March 31, 2009, the undistributed net loss was $4,355,356.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The only assets of and sources of income to the Trust are cash and the Trust's interest in the Partnership, which is the holder of the Royalty. Consequently, the Trust is exposed to market risk associated with the Royalty from fluctuations in oil and gas prices. Reference is also made to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q.

Item 4.    Controls and Procedures.

        Evaluation of disclosure controls and procedures.    The Corporate Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chevron, as the Managing General Partner of the Partnership, and the Working Interest Owners to the Corporate Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the Managing General Partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustees rely upon the Working Interest Owners and Managing General Partner for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008 for a description of certain risks relating to these arrangements and reliance on and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

        Changes in Internal Control Over Financial Reporting.    During the three months ended March 31, 2009, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in the Trust's response to Item 1A of Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4	(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(a)
4	(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(b)
4	(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(c)
4	(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(d)
4	(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4	(e)
10	(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	10	(a)
10	(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10	(b)

				SEC File or Registration Number	Exhibit Number
10	(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10	(c)
10	(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10	(d)
31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
	By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
	By:	/s/ MIKE ULRICH Mike Ulrich Vice President
Date: May 8, 2009

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
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
TEL OFFSHORE TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES