Form 10-Q
period 2009-06-30
TEL OFFSHORE TRUST
filed 2009-08-07
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-6910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

        As of August 6, 2009, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

 NOTE REGARDING FORWARD LOOKING STATEMENTS

        This Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward looking statements. Although the Managing General Partner of the TEL Offshore Trust Partnership has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward looking statements included in this Form 10-Q. A summary of certain principal risks and Cautionary Statements is also included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009 under Part I, Item 1A. "Risk Factors." All subsequent written and oral forward looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

i

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,691,500	$2,973,140
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,237,686 and $28,236,317, respectively	29,969	31,338

Total assets	$1,721,469	$3,004,478

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$739,849
Reserve for future Trust expenses	1,691,500	2,233,291
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	29,969	31,338

Total liabilities and Trust corpus	$1,721,469	$3,004,478

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Royalty income	$—	$2,750,990	$—	$7,818,511
Interest income	379	8,929	955	20,189

	379	2,759,919	955	7,838,700
(Increase) decrease in reserve for future Trust expenses	210,775	109,269	541,791	(252,452)
General and administrative expenses	(211,154)	(249,813)	(542,746)	(497,830)

Distributable income	$—	$2,619,375	$—	$7,088,418

Distributions per Unit (4,751,510 Units)	$.000000	$.551272	$.000000	$1.491824

 STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Trust corpus, beginning of period	$30,636	$37,609	$31,338	$40,197
Distributable income	—	2,619,375	—	7,088,418
Distribution payable to Unit holders	—	2,619,375	—	7,088,418
Amortization of net overriding royalty interest	(667)	(2,007)	(1,369)	(4,595)

Trust corpus, end of period	$29,969	$35,602	$29,969	$35,602

The accompanying notes are an integral part of these financial statements.

 TEL OFFSHORE TRUST
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1—Trust Organization

        Tenneco Offshore Company, Inc. ("Tenneco Offshore") created the TEL Offshore Trust ("Trust") effective January 1, 1983, pursuant to the Plan of Dissolution ("Plan") approved by Tenneco Offshore's stockholders on December 22, 1982. In accordance with the Plan, the TEL Offshore Trust Partnership ("Partnership") was formed in which the Trust owns a 99.99% interest and Tenneco Oil Company initially owned a .01% interest. In general, the Plan was effected by transferring an overriding royalty interest ("Royalty") equivalent to a 25% net profits interest in the oil and gas properties (the "Royalty Properties") of Tenneco Exploration, Ltd. located offshore Louisiana to the Partnership and issuing certificates evidencing units of beneficial interest in the Trust ("Units") in liquidation and cancellation of Tenneco Offshore's common stock. The terms "Working Interest Owner" and "Working Interest Owners," as used herein, refer to the owner or owners of the various Royalty Properties, which owners have changed from time to time since the original ownership of the Royalty Properties by Tenneco Exploration, Ltd.

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings; at December 31, 2008, the reserve amount was $2,233,291;

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

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, the cash conveyed to the Trust from the Royalty during the quarter ended June 30, 2008 substantially represents the revenues and expenses from the Royalty Properties from February 2008 through April 2008. There was no cash conveyed to the Trust from the Royalty Properties from

November 2008 through April 2009. The financial and operating information included in this Form 10-Q for the three months ended June 30, 2009 and June 30, 2008 represent financial and operating information with respect to the Royalty Properties for the months of February, March and April 2009 and 2008, respectively. Similarly, financial and operating information with respect to the Royalty Properties for the six months ended June 30, 2009 and June 30, 2008 represent financial and operating information with respect to the Royalty Properties for the immediately preceding months of November through April. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

        The amount of cash distributions by the Trust is dependent on, among other things, the quantities of oil and gas produced from the Royalty Properties and the sales prices therefor. As described herein, production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008, and substantial uncertainties exist with regard to future production from such Royalty Properties. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables. The Trust does not enter into any hedging transactions on future production.

        In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the date of the balance sheet included in financial statements being presented, but before such financial statements are issued. SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date are not to be recognized in the financial statements under SFAS 165. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Trust adopted this standard effective as of June 30, 2009. The adoption of SFAS 165 did not have a material effect on the Trust's financial statements. Subsequent events were evaluated through August 7, 2009, the date that these financial statements were issued.

Note 3—Net Overriding Royalty Interest

        The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance dated January 1, 1983, conveying the Royalty Properties to the Partnership (the "Conveyance"), provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, "Net Proceeds" means the amounts received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and a Special Cost Escrow account. The Special Cost Escrow account (See Note 5) is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

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

        Set forth below are the quarterly distributions made by the Trust for 2009 and 2008.

Quarter	Distribution
2009:
Second	$0
First	0
2008:
Fourth	$739,849
Third	5,470,387
Second	2,619,375
First	4,469,043

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. On March 25, 2009, the Trust announced there would be no first quarter distribution. Similarly, on June 26, 2009, the Trust announced there would be no second quarter distribution.

        There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339, and, perhaps, to redevelop the facility at Eugene Island 339. Future Net Proceeds from the Royalty Properties may take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the royalty on Eugene Island 339 is currently estimated to be approximately $13 million. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty.

Note 5—Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated cost of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the second quarter of 2009 there were no funds released or escrowed from the Special Cost Escrow account. As of June 30, 2009, $4,306,735 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

        Chevron U.S.A. Inc. ("Chevron"), in its capacity as the Managing General Partner of the Partnership, has advised the Trust that additional deposits to the Special Cost Escrow account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made, including the possibility that no Royalty income would be received in such periods.

Note 6—Reserve For Future Trust Expenses

        The Trust maintains a cash reserve, equal to approximately three times the average expenses of the Trust during each of the past three years, to provide for future administrative expenses in connection with the winding up of the Trust. During the second quarter of 2009, the Trust used $210,775 from the reserve account for current expenses, leaving a reserve balance of $1,691,500 as of June 30, 2009. The reserve amount at December 31, 2008 was $2,233,291.

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

Financial Review

        In May 2007, the Trust engaged an independent oil and gas accounting firm for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. As part of this ongoing audit review process, certain adjustments to revenues, production volumes, prices and capital expenditures have occurred, and references below to a prior period audit adjustment, or an audit of prior periods, refers to the audit described in this paragraph. The adjustments resulting from such audit review have now been completed. See "—Operational Review".

Three Months Ended June 30, 2009 and 2008

        There were no distributions to the Unit holders for the three months ended June 30, 2009 as compared to distributions of $2,619,375 or $0.551272 per Unit to the Unit holders for the same period in 2008.

        Crude oil and condensate revenues decreased $8,266,970, or 82%, to $1,813,293 in the second quarter of 2009 as compared to $10,080,263 in the second quarter of 2008, due primarily to decreases in production resulting from damages caused by Hurricane Ike. Oil volumes decreased 66% to 35,475 barrels in the second quarter of 2009 from 103,147 barrels in the second quarter of 2008. The revenues for the second quarter of 2009 reflect a credit of $186,806 associated with an audit for prior periods. The revenues and volumes for the second quarter of 2008 reflect a net debit for $22,361 in revenues and a credit of 53 barrels associated with an audit for prior periods and certain other adjustments. The average price received for crude oil and condensate decreased 48%, or $46.62, to $51.11 per barrel in the second quarter of 2009 from $97.73 per barrel in the second quarter of 2008. Prior to taking into account such adjustments to revenues and volumes, the average price received for crude oil and condensate would have been $97.99 per barrel in the second quarter of 2008.

        Gas revenues decreased $3,065,947, or 99%, to $8,701 in the second quarter of 2009 from $3,074,648 in the second quarter of 2008, due primarily to decreases in production resulting from damages caused by Hurricane Ike in September 2008. Gas volumes decreased 99% to 1,384 Mcf in the second quarter of 2009 from 353,503 Mcf in the second quarter of 2008. The revenues and volumes for the second quarter of 2009 reflect debits to correct an error in revenue allocation in August 2008 for $4,603 in revenues and 1,234 Mcf of gas; the revenues and volumes for the second quarter of 2008 reflect credits associated with an audit of prior periods for $534,253 in revenues and 66,577 Mcf of gas. The average price received for natural gas decreased 28%, or $2.41, to $6.29 per Mcf in the second quarter of 2009 from $8.70 per Mcf in the second quarter of 2008. Prior to taking into account such adjustments to revenues and volumes, the average price received for natural gas would have been $5.08 per Mcf in the second quarter of 2009 and $8.85 per Mcf in the second quarter of 2008. Gas products revenue decreased $605,693, or 98%, to $13,060 in the second quarter of 2009 from $618,753 in the second quarter of 2008, due primarily to a decrease in production volume of 488,231 gallons, or 99%, to 2,920 gallons in the second quarter of 2009 from 491,151 gallons in the second quarter of 2008.

        Capital expenditures decreased $300,541, or 96%, from $311,505 in the second quarter of 2008 to $10,964 in the second quarter of 2009. The capital expenses were much lower in the second quarter of 2009 given the operational status of the Royalty Properties resulting from the damages caused by Hurricane Ike. The capital expenditures in 2008 primarily relate to field workovers at Ship Shoal 182/183 and Eugene Island 339 necessary to help improve production performance.

        Operating expenses increased by $7,990,458, or 288%, from $2,773,442 in the second quarter of 2008 to $10,763,900 in the second quarter of 2009, primarily as a result of well and platform abandonment costs at Eugene Island 339 as a result of Hurricane Ike. Reflected within the operating expenses for the second quarter 2009 is a cost allocation refund of $78,260 for certain prior period audit adjustments. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $499,426 and $361,725 for the second quarter of 2008 and the second quarter of 2009, respectively.

        The Royalty Properties had undistributed net loss of $8,936,312 in the second quarter of 2009.

        In the second quarter of 2009, no funds were released or escrowed from the Special Cost Escrow account. As of June 30, 2009, $4,306,735 remained in the Special Cost Escrow account. In the second quarter of 2008, there was a net release of funds from the Special Cost Escrow account. The Trust's share of the funds released was $41,817. As of June 30, 2008, $5,353,559 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

Six Months Ended June 30, 2009 and 2008

        There were no distributions to the Unit holders for the six months ended June 30, 2009 as compared to distributions of $7,088,418 or $1.491824 per Unit to the Unit holders for the same period in 2008.

        Crude oil and condensate revenues decreased $19,220,510, or 87%, to $2,822,575 in the first six months of 2009 as compared to $22,043,085 for the same period in 2008, due primarily to decreases in production resulting from damages caused by Hurricane Ike. Oil volumes decreased 77% to 53,985 barrels in the first six months of 2009 from 236,562 barrels in the first six months of 2008. The revenues and volumes for the first six months of 2009 reflect credits associated with an audit for prior periods for $224,511 in revenues and 311 barrels; the revenues and volumes for the first six months of 2008 reflect credits associated with an audit for prior periods for $150,787 in revenues and 1,002 barrels. The average price received for crude oil and condensate decreased 44%, or $40.90, to $52.28 per barrel in the first six months of 2009 from $93.18 per barrel in the first six months of 2008. Prior to taking into account such adjustments to revenues and volumes, the average price received for crude oil and condensate would have been $48.40 per barrel in the first six months of 2009 and $92.94 per barrel in the first six months of 2008.

        Gas revenues decreased $5,471,464, or 87%, to $836,362 in the first six months of 2009 from $6,307,826 for the same period in 2008, due primarily to damages caused by Hurricane Ike in September 2008. Gas volumes decreased 84% to 132,370 Mcf in the first six months of 2009 from 807,263 Mcf for the same period in 2008. The revenues and volumes for the first six months of 2009 reflect net credits of $808,484 in revenues and 127,711 Mcf of gas for prior adjustments; the revenues and volumes for the first six months of 2008 reflect credits associated with an audit of prior periods for $661,117 in revenues and 86,975 Mcf of gas. The average price received for natural gas decreased 19%, or $1.49, to $6.32 per Mcf in the first six months of 2009 from $7.81 per Mcf in the same period of 2008. Prior to taking into account such adjustments to revenues and volumes, the average price received for natural gas would have been $5.98 per Mcf in the first six months of 2009 and $7.84 per Mcf in the first six months of 2008. Gas products revenue decreased $1,590,561, or 89%, to $195,626 in the first six months of 2009 from $1,786,187 in the same period of 2008, primarily due to an decrease in production volume of 1,176,611 gallons, or 87%, to 172,910 gallons in the first six months of 2009 from 1,349,521 gallons in the same period of 2008.

        Capital expenditures increased $401,560, or 352%, from ($114,172) in the first six months of 2008 to $287,388 in the same period of 2009. The negative capital expenditures number for the first six months of 2008 resulted from a prior period audit adjustment. Reflected in the capital expenditures for the first six months of 2009 is a refund of $59,794 for certain prior period audit adjustments.

        Operating expenses increased by $12,211,074, or 258%, from $4,736,015 in the first six months of 2008 to $16,947,089 in the first six months of 2009, primarily as a result of well abandonment costs at Eugene Island 339 as a result of Hurricane Ike. Reflected in the operating expenses for the first six months of 2009 are cost allocation refunds of an aggregate of $115,252 for certain prior period adjustments. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $1,030,241 and $607,249 for the first six months of 2008 and the first six months of 2009, respectively.

        The Royalty Proprieties had undistributed net loss of $13,291,668 for the six months ended June 30, 2009.

        In the first six months of 2009, no funds were released or escrowed from the Special Cost Escrow account. In the first six months of 2008, there was a net release of funds into the Special Cost Escrow account. The Trust's share of the net funds released was $1,360,005.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, is distributed currently to the Unit holders. The Trust has previously determined that a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years was sufficient to provide for future administrative expenses in connection with the winding up of the Trust. During the second quarter of 2009, the Trust used $541,791 from the reserve for current expenses, leaving a reserve balance of $1,691,500 as of June 30, 2009.

Other

        The amount of cash distributions by the Trust is dependent on, among other things, the quantities of oil and gas produced from the Royalty Properties and the sales prices therefor, as well as expenditures by the Working Interest Owners that may or may not be included in the Special Cost Escrow account. As described herein, production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008, and substantial uncertainties exist with regard to future production from such Royalty Properties. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables. The Trust does not enter into any hedging transactions on future production.

Operational Review

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 47% of such revenues for the nine months ended September 30, 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 41% of such revenues for the nine months ended September 30, 2008. Based on a prior year reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the royalty as of October 31, 2007. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure. This will be a multi-year project. In order to restore production, Chevron would need to redevelop the facility, including a new platform with production processing equipment, and to drill new wells. Chevron is still assessing its alternatives and the economic feasibility of restoring production at Eugene Island 339. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation (which was in early March 2009), or the lease will be terminated. A lease operator may seek approval from the regional supervisor of the Mineral Management Service to allow additional time to restore production. Chevron submitted such a request with respect to Eugene Island 339 and, like other lessees dealing with the effects of Hurricane Ike, was granted an extension until September 6, 2009 to submit a commitment to restore production. If Chevron elects to pursue the restoration of production from Eugene Island 339, Chevron must submit a request for a Suspension of Operations ("SOP") prior to September 6, 2009. The SOP must include an estimated date for the restoration of production and must be approved by the Mineral Management Service. As stated above, Chevron is still assessing its alternatives, and Chevron has not made a decision whether to submit an SOP to commit to restore production.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 51% of such revenues for the nine months ended September 30, 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 42% of such revenues for the nine months ended September 30, 2008. A limited volume of oil production was restored in November 2008. During the second quarter of 2009, net crude oil production was 34,065 barrels. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. Chevron has been informed by the gas transporter that an estimated 30 day shut-in of the gas line will be required to make further repairs. Once those repairs are completed, Chevron expects the oil and natural gas production and sales at Ship Shoal 182/183 to return to normal.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. The Managing General Partner of the Partnership understands that the pipelines are in the process of being restored. The pipeline for West Cameron 643 is not expected to be able to take production until at least the end of 2009; there is no available estimate for when the pipeline for East Cameron 371 will be able to take production. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643 or East Cameron 371.

        In May 2007, the Trust engaged an independent oil and gas accounting firm for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Based on the initial report of the accounting firm, the Trustees believed that certain errors in the books and records had occurred and have been involved in ongoing discussions with such Working Interest Owners to resolve these items. As part of this ongoing process, certain adjustments to revenues, production volumes, prices and capital expenditures have occurred, and references herein to an audit of prior periods refers to the audit described in this paragraph. Such audit resulted in an additional cash distribution to the Trust during the first quarter of 2008. These amounts are comprised of a one-time increase of approximately $31,716 in gas revenues, a one-time increase of approximately $43,287 in oil revenues, and a one-time credit of approximately $123,900 in capital expenditures. Additional amounts related to the audit were included in later distributions to the Trust during 2008. Additional credits were made for the benefit of the Trust in the first quarter of 2009, consisting of approximately $203,272 in gas revenues, approximately $9,426 in oil revenues, approximately $14,948 in capital expenditures and approximately $9,248 in operating expenditures. All remaining audit adjustments were completed during the second quarter of 2009. The Trust's proportionate interest in the various audit adjustments for the second quarter of 2009 included a one-time credit of $1,151 in gas revenues, an increase of $46,702 in crude oil revenues related to Eugene Island 354 and a one-time credit adjustment of $19,625 in operating expenses.

Three Months Ended June 30, 2009 and 2008

        The following operational information has been based on information provided to the Corporate Trustee by Chevron, as the Managing General Partner of the Partnership, who received operational information from the other Working Interest Owners. The Trustees have no control over these operations or internal controls relating to this information.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues decreased from $5,197,061 in the second quarter of 2008 to $1,564,170 in the second quarter of 2009, primarily due to a decrease in net crude oil production from 52,448 barrels in the second quarter of 2008 to 34,065 barrels in the second quarter of 2009. The average crude oil price also decreased from $99.09 per barrel in the second quarter of 2008 to $45.92 per barrel for the same period in 2009. Gas revenues decreased from $941,566 in the second quarter of 2008 to $0 in the second quarter of 2009 due to cessation of gas production since September 2008 resulting from damages caused by Hurricane Ike compared to production of 101,823 Mcf in the second quarter of 2008. The average gas sales price realized during the second quarter of 2009 was $0 per Mcf compared to $9.25 during the second quarter of 2008. Capital expenditures increased from $1,727 in the second quarter of 2008 to $6,982 in the second quarter of 2009. Operating expenses increased from $945,438 in the second quarter of 2008 to $698,827 for the same period in 2009 due to an increase in operating and repair costs related to damages inflicted by Hurricane Ike, and after taking into account in the second quarter of 2009 a credit of $78,260 associated with an audit of a prior period.

        Eugene Island 339 net crude oil revenues decreased from $4,755,226 in the second quarter of 2008 to $0 for the same period in 2009 due to a decrease in volumes from 49,114 barrels in the second quarter of 2008 to 0 barrels in the second quarter of 2009. The average crude oil price was $96.82 per barrel in the second quarter of 2008 and $0 per barrel in the second quarter of 2009. Gas revenues decreased from $1,469,332 in the second quarter of 2008 to $0 in the second quarter of 2009 due to a decrease in volumes from 174,483 Mcf in the second quarter of 2008 to 0 Mcf in the second quarter of 2009. The gas revenues and volumes for 2008 reflect credits of $324,129 and 43,623 Mcf associated with an audit of prior periods. Capital expenditures decreased from $284,321 in the second quarter of 2008 to $3,795 in the second quarter of 2009. There were limited capital expenditures during the second quarter of 2009 and the capital expenditures in the second quarter of 2008 primarily relate to repairs associated with a conversion to a water injector. Operating expenses increased from $1,070,845 in the second quarter of 2008 to $9,274,930 in the second quarter of 2009 due to well abandonment costs incurred as a result of Hurricane Ike.

        West Cameron 643 gas revenues were $624,351 in the second quarter of 2008 and ($4,603) in the second quarter of 2009. Gas production was 79,244 Mcf in the second quarter of 2008 and (1,234) Mcf in the second quarter of 2009. There was no actual gas production during the second quarter of 2009 and the revenues and volumes for the second quarter 2009 reflect debits to correct an error in revenue allocation in August 2008. The revenues and volumes for the second quarter of 2008 reflect credits of $200,133 and 28,402 Mcf associated with an audit of prior periods. Operating expenses increased from $181,924 in the second quarter of 2008 to $417,432 for the same period in 2009 due primarily to repairs of damages caused by Hurricane Ike. Capital expenditures were $0 in the second quarter of 2008 and $231 for the same period in 2009.

        East Cameron 371 crude oil revenues were $346 in the second quarter of 2008 and $0 in the second quarter of 2009 as a result of the field being shut-in following Hurricane Ike in September 2008. Gas revenues were $4,659 for the second quarter of 2008 and $0 for the second quarter of 2009, also due to the shut-in of the field. Capital expenditures were $0 for the second quarter 2008 and for the second quarter 2009. Operating expenses decreased from $12,792 in the second quarter of 2008 to $0 for the same period in 2009.

        South Timbalier 37/27 crude oil revenues decreased from $115,325 in the second quarter of 2008 to $62,297 for the same period in 2009 due to a four-day field shut-in related to compressor problems. There was a decrease in crude oil production volumes to 1,409 barrels in the second quarter of 2009 from 1,445 barrels in the second quarter of 2008. Gas revenues decreased from $34,602 in the second quarter 2008 to $13,215 in the second quarter of 2009. There was an increase in natural gas volumes from (2,611) Mcf in the second quarter of 2008 to 2,604 Mcf in the second quarter of 2009. Gas volumes for the second quarter of 2008 reflect a debit of 5,464 Mcf related to revised volume allocations for the years 2004 through 2007. Capital expenditures decreased from $3,439 in the second quarter of 2008 to $(45) in the second quarter of 2009 after taking into account a $45 credit primarily related to workover cost adjustments for wells at South Timbalier 37. Operating expenses decreased from $62,988 in the second quarter of 2008 to $11,226 in the second quarter of 2009 after taking into account a $220 credit in 2009 for a prior period adjustment.

Six Months Ended June 30, 2009 and 2008

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues decreased from $11,367,638 in the first six months of 2008 to $2,473,541 in the same period in 2009, primarily due to a decrease in net crude oil production from 120,163 barrels in the first six months of 2008 to 51,189 in the same period of 2009. Included in the revenues and production for the first six months of 2008 was an upward adjustment of $46,630 associated with an additional 178 barrels that were included from 2007 production. There was also a decrease in the average crude oil price from $94.60 per barrel in the first six months of 2008 to $48.32 per barrel for the same period in 2009. Gas revenues decreased from $2,614,285 in the first six months of 2008 to $725,720 in the same period of 2009. Gas production decreased from 336,697 Mcf in the first six months of 2008, which included an upward adjustment of 19,999 Mcf relating to 2007 production, to 0 Mcf in the same period of 2009. However, there was an audit adjustment made in the first quarter of 2009, which resulted in the recognition of $725,720 in gas revenues associated with 107,416 Mcf of gas from a prior period. The inclusion of such adjustment for the 19,999 Mcf in 2008 resulted in an increase in revenues for 2008 of $123,946. The natural gas sales price was $7.76 per Mcf in the first six months of 2008 compared to $0 per Mcf in the first six months of 2009. Capital expenditures increased from ($466,499) in the first six months of 2008 to $27,443 in the same period of 2009 primarily due to a credit of $495,600 in the first six months of 2008 from an audit adjustment for prior periods. Operating expenses decreased from $1,511,393 in the first six months of 2008 to $1,398,596 for the same period in 2009 due to a decrease in production, but offset by an increase in operating and repair costs related to damages inflicted by Hurricane Ike.

        Eugene Island 339 net crude oil revenues decreased from $10,282,800 in the first six months of 2008 to $38,544 for the same period in 2009, due to a decrease in volumes from 111,572 barrels in the first six months of 2008 to 318 barrels in the first six months of 2009. However, there was no actual crude oil production during the first six months of 2009 and such crude oil revenues and production volumes are entirely from an audit adjustment made in the first quarter of 2009 and associated with a prior period. The oil revenues for the first six months of 2008 reflect a $81,750 credit relating to prior periods. The average crude oil price was $92.16 per barrel in the first six months of 2008. Gas revenues decreased from $2,461,106 in the first six months 2008 to $170,231 for the same period in 2009, due to a decrease in natural gas volumes from 316,092 Mcf in the first six months of 2008 to 33,296 Mcf for the same period in 2009. However, there was no actual gas production during the first six months of 2009 and such gas revenues and volumes are entirely from an audit adjustment made in the first quarter of 2009 and associated with a prior period. The gas revenues and volumes for the first six months of 2008 reflect credits of $324,129 and 43,623 Mcf associated with an audit of prior periods. Capital expenditures decreased from $290,380 in the first six months of 2008 to $180,089 in the same period in 2009. There were limited capital expenditures during the second quarter of 2009 and the capital expenditures in the first six months of 2008 primarily relate to repairs associated with a conversion to a water injector. Operating expenses increased from $1,463,934 in the first six months of 2008 to $14,220,452 in the same period in 2009 due to well abandonment costs incurred as a result of Hurricane Ike.

        West Cameron 643 gas revenues decreased from $921,625 in the first six months of 2008 to ($4,603) for the same period in 2009. This is due to a decrease in gas volumes from 121,432 Mcf in the first six months of 2008 to (1,234) Mcf for the same period in 2009. There was no actual gas production during the first six months of 2009 and the revenues and volumes for the first six months of 2009 are a result of debits to correct an error in revenue allocation in August 2008. Operating expenses increased from $348,423 for the first six months of 2008 to $740,330 for the same period in 2009, and capital expenditures were $0 for the first six months of 2008 and $135,291 for the first six months of 2009.

        East Cameron 371 crude oil revenues were $48,087 for the first six months of 2008 and $0 for the first six months of 2009 as a result of the field being shut-in following Hurricane Ike in September 2008. Production decreased from 531 barrels in the first six months of 2008 to 0 barrels for the same period in 2009. Gas revenues decreased from $252,605 for the first six months of 2008 to $0 for the same period in 2009 as a result of a decrease in gas volumes from 32,412 Mcf in the first six months of 2008 to 0 Mcf for the same period in 2009. Capital expenditures were $0 in the first six months of 2008 and 2009. Operating expenses decreased from $292,982 in the first six months of 2008 to $0 for the same period in 2009.

        South Timbalier 37/27 crude oil revenues decreased from $285,366 in the first six months of 2008 to $116,021 for the same period in 2009 due to a four-day field shut-in related to compressor problems. There was a decrease in crude oil production volumes to 2,409 barrels in the first six months of 2009 from 3,365 barrels in the first six months of 2008. Gas revenues decreased from $56,790 in the first six months of 2008 to $23,341 in the first six months of 2009. There was an increase in natural gas volumes from 536 Mcf in the first six months of 2008 to 4,046 Mcf in the first six months of 2009. Gas volumes for the first six months of 2008 reflect a debit of 5,464 Mcf related to revised volume allocations for the years 2004 through 2007. Capital expenditures decreased from $40,369 in the first six months of 2008 to $(55,435) in the first six months of 2009 after taking into account a $56,263 credit in 2009 for a prior period audit adjustment. Operating expenses decreased from $89,012 in the first six months of 2008 to $(19,298) in the first six months of 2009 after taking into account a $36,992 credit in 2009 for a prior period audit adjustment.

Liquidity and Capital Resources

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties.

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The more productive wells on the properties produce both oil and gas, and there is no downstream transmission available for any gas produced from the wells. There can be no assurance that production at Eugene Island 339 will be restored. While production is expected to remain limited at Ship Shoal 182/183 until the natural gas pipeline is fully repaired and tested, which is anticipated to occur in the third quarter of 2009, there can be no assurance as to when, or if at all, meaningful production may be restored at Ship Shoal 182/183.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. The Managing General Partner of the Partnership understands that the pipelines are in the process of being restored. The pipeline for West Cameron 643 is not expected to be able to take production until at least the end of 2009; there is no available estimate for when the pipeline for East Cameron 371 will be able to take production. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643 or East Cameron 371.

        On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted, although there were funds available for distribution given that there was some production from Eugene Island 339 and Ship Shoal 182/183 in August and September 2008. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009. Similarly, on June 26, 2009, the Trust announced that there would be no trust distribution for the second quarter of 2009. There were no Net Proceeds distributed to the Trust for the first or second quarter of 2009.

        There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by both reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339, and, perhaps, to redevelop the facility at Eugene Island 339.

        Future Net Proceeds from the Royalty Properties may take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the royalty on Eugene Island 339 is currently estimated to be approximately $13 million. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty.

        For the second quarter of 2009, under the terms of the Conveyance, production costs for the Royalty Properties exceeded gross proceeds thereof, with the Trust's portion of such excess equal to approximately $2.2 million. For the first six months of 2009, the Trust's portion of the amount by which production costs exceeded gross proceeds is approximately $3.1 million.

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

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to the Trust by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2008 future net revenues attributable to the Trust's royalty interests were estimated at $24.2 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2008 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 40% of the future net revenues from the Royalty Properties are expected to be received by the Trust during the next three years. Solely for purposes of being able to complete the reserve study so that the Trust could file its Form 10-K for the year ended December 31, 2008, DeGolyer and MacNaughton assumed that Eugene Island 339 will not be redeveloped. As such, the reserve study does not include any reserves or values attributable to Eugene Island 339, nor does it include the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the royalty on Eugene Island 339, which net portion is currently estimated to be approximately $13 million. The assumption was made by DeGolyer and MacNaughton because Chevron had not made a decision regarding any redevelopment of Eugene Island 339 and such decision would impact the treatment of Eugene Island 339 for purposes of preparing a reserve study for the Partnership. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2008. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

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

        Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2009, there were no funds released or escrowed from the Special Cost Escrow account. As of June 30, 2009, $4,306,735 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

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

	Royalty Properties Three Months Ended June 30,(1)
	2009	2008
Crude oil and condensate (bbls)	35,475	103,147
Natural gas and gas products (Mcfe)	1,801	423,667
Crude oil and condensate average price, per bbl	$51.11	$97.73
Natural gas average price, per Mcf (excluding gas products)	$6.29	$8.70
Crude oil and condensate revenues	$1,813,293	$10,080,263
Natural gas and gas products revenues	21,761	3,693,401
Production expenses	(10,763,900)	(2,773,442)
Capital expenditures	(10,964)	(311,505)
Undistributed net loss (income)(2)	8,936,312	27,704
Refund of (provision for) Special Cost Escrow	3,498	288,640

Net Proceeds	—	$11,005,061
Royalty interest	x25%	x25%

Partnership share	—	$2,751,265
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$—	$2,750,990

(1)
Amounts are based on actual production for the three-month period ended April 30 of each year, respectively.

(2)
Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners. As of June 30, 2009, the undistributed net loss was $8,936,312.

	Royalty Properties Six Months Ended June 30,
	2009	2008
Crude oil and condensate (bbls)	53,999	236,562
Natural gas and gas products (Mcfe)	157,071	1,000,051
Crude oil and condensate average price, per bbl	$52.27	$93.18
Natural gas average price, per Mcf (excluding gas products)	$6.32	$7.81
Crude oil and condensate revenues	$2,822,575	$22,043,085
Natural gas and gas products revenues	1,031,988	8,094,013
Production expenses	(16,947,089)	(4,736,015)
Capital expenditures	(287,388)	114,172
Undistributed net loss (income)(1)	13,291,668	(88,115)
Refund of (provision for) Special Cost Escrow	88,247	5,850,032

Net Proceeds	—	$31,277,172
Royalty interest	x25%	x25%

Partnership share	—	$7,819,293
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$—	$7,818,511

(1)
Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners. As of June 30, 2009, the undistributed net loss was $13,291,668.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended June 30, 2009, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from risk factors previously disclosed in the Trust's response to Item 1A of Part 1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4	(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(a)
4	(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(b)
4	(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(c)
4	(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(d)
4	(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4	(e)
10	(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	10	(a)
10	(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10	(b)

				SEC File or Registration Number	Exhibit Number
10	(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10	(c)
10	(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10	(d)
31		—	Certification furnished pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32		—	Certification furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL OFFSHORE TRUST
	By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
	By:	/s/ MIKE ULRICH Mike Ulrich Vice President
Date: August 7, 2009

        The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

NOTE REGARDING FORWARD LOOKING STATEMENTS
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