Form 10-K
period 2009-12-31
TEL OFFSHORE TRUST
filed 2010-03-31
CIK 97148

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $19,908,827 based on a June 30, 2009 closing sales price of $4.19.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of March 26, 2010, there were 4,751,510 Units of Beneficial Interest in TEL Offshore Trust outstanding.

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

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

General

        The TEL Offshore Trust, which we refer to herein as the "Trust", created under the laws of the State of Texas, maintains its offices at the office of The Bank of New York Mellon Trust Company, N.A., whom we refer to as the "Corporate Trustee", 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Corporate Trustee is 1-800-852-1422. The Bank of New York Mellon Trust Company, N.A. succeeded JPMorgan Chase Bank, N.A. as the Corporate Trustee effective October 2, 2006 pursuant to an agreement under which The Bank of New York Mellon Trust Company acquired substantially all of JPMorgan Chase's corporate trust business. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original corporate trustee, Texas Commerce Bank National Association. Daniel O. Conwill, IV, Gary C. Evans and Jeffrey S. Swanson serve as individual trustees of the Trust and are referred to herein as the "Individual

Trustees". The Individual Trustees and the Corporate Trustee may be referred to hereinafter collectively as the "Trustees."

        The Corporate Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission, which we refer to herein as the "SEC". Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at www.businesswire.com/cnn/tel-offshore.htm.

        The principal asset of the Trust consists of a 99.99% interest in the TEL Offshore Trust Partnership, which we refer to herein as the "Partnership". Chevron U.S.A., Inc., or "Chevron", owns the remaining .01% interest in the Partnership. The Partnership owns an overriding royalty interest, or "Royalty", equivalent to a 25% net profits interest, in certain oil and gas properties, which we refer to herein as the "Royalty Properties", located offshore Louisiana.

        On October 31, 1986, Tenneco Exploration Ltd. ("Exploration I") was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco Oil Company ("Tenneco") subject to the Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Royalty to the Partnership (the "Conveyance"). The dissolution of Exploration I had no impact on future cash distributions to holders of units of beneficial interest in the Trust.

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

        On December 1, 1994, Texaco Exploration and Production Inc. ("TEPI") acquired two of the Royalty Properties from Chevron. The Royalty Properties acquired by TEPI were West Cameron 643 and East Cameron 371. As a result of such acquisitions, TEPI replaced Chevron as the Working Interest Owner of such properties on December 1, 1994. TEPI also assumed Chevron's obligations under the Conveyance with respect to these properties.

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

        On October 9, 2001, a wholly owned subsidiary of Chevron Corporation merged (the "Merger") with and into Texaco Inc. ("Texaco"), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger. Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. Accordingly, the properties referred to herein as controlled by Chevron and Texaco are each now controlled by subsidiaries of Chevron Corporation.

        On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Chevron sold its interest in East Cameron 371 to ERT effective July 1, 2007. On July 18, 2008, Chevron sold its interest in West Cameron 643 to Hilcorp Energy GOM, LLC ("Hilcorp"). Effective August 1, 2008, Hilcorp assumed operations, reporting and payment responsibilities for West Cameron 643.

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

        All of the Royalty Properties continue to be subject to the Royalty, and it is anticipated that the Trust and Partnership, in general, will continue to operate as if the above-described sales of the Royalty Properties had not occurred. Chevron, as the managing general partner of the Partnership, calculates the Net Proceeds (as defined below) from the Royalty Properties owned by Chevron and collects financial information relating to the other Royalty Properties from the Working Interest Owners other than Chevron for presentation to the Trust.

        Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 thereafter; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Devon Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 on and after May 1, 2002 until August 1, 2008; Chevron with respect to East Cameron 371 on and after May 1, 2002 until July 1, 2007; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004, Apache with respect to East Cameron 354 after

October 1, 2004; ERT with respect to East Cameron 371 on and after July 1, 2007; and Hilcorp with respect to West Cameron 643 on and after August 1, 2008).

        As of March 26, 2010, a total of 4,751,510 units of beneficial interest in the Trust, which we refer to herein as "Units", were issued and outstanding. The Units have been traded on the Nasdaq SmallCap Market since August 31, 2001. Previously the Units were traded on the OTC Bulletin Board. The Units were also traded on pink sheets. From inception of the Trust to December 31, 2009, distributions to Unit holders totaled approximately $138,742,000 or approximately $29.20 per Unit. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" in Item 7 of this Form 10-K and Note 4 to the Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding certain uncertainties of distributions.

        The terms of the TEL Offshore Trust Agreement, which we refer to herein as the "Trust Agreement", provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $13.1 million as of October 31, 2009 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers. (See "Termination of the Trust" and Note 9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

        The terms of the Agreement of General Partnership of the Partnership, which we refer to herein as the "Partnership Agreement," provide that the Partnership will dissolve upon the occurrence of any of the following: (1) December 31, 2030, (2) the election of the Trust to dissolve the Partnership, (3) the termination of the Trust, (4) the bankruptcy of the Managing General Partner of the Partnership, or (5) the dissolution of the Managing General Partner or its election to dissolve the Partnership; however, the Managing General Partner has agreed not to dissolve or to elect to dissolve the Partnership and will be liable for all damages and costs to the Trust if it breaches such agreement.

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

History of the Trust

        Tenneco Offshore Company, Inc. ("Tenneco Offshore") created the Trust effective January 1, 1983, pursuant to a Plan of Dissolution ("Plan"), which was approved by Tenneco Offshore's stockholders on December 22, 1982. In accordance with the Plan, the assets of Tenneco Offshore were transferred to the Trust as of January 1, 1983, and Units were exchanged for shares of common stock of Tenneco Offshore on the basis of one Unit for each share of common stock held by stockholders of record on January 14, 1983. Additionally, the Partnership was formed, in which the Trust owned a 99.99% interest and Tenneco initially owned a .01% interest. The Partnership was formed solely for the purpose of owning the Royalty, receiving the proceeds from the Royalty, paying the liabilities and expenses of the Partnership and disbursing remaining revenues to the Trust and the Managing General Partner of the Partnership in accordance with their interests. The Plan was effected by transferring an overriding royalty interest equivalent to a 25% net profits interest in the oil and gas properties of Exploration I located offshore Louisiana to the Partnership, contributing the common stock of Tenneco Offshore II Company to the Trust, and issuing certificates evidencing Units in liquidation and cancellation of Tenneco Offshore's common stock.

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

        As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, TEPI acquired two of the Royalty Properties from Chevron. The Royalty Properties acquired by TEPI were West Cameron 643 and East Cameron 371. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 ERT acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to this property effective January 1, 1998. In October 1998, Amerada acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of this acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT's obligations under the Conveyance with respect to this property. Effective January 1, 2000, PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon. As a result of such merger, Devon replaced PennzEnergy as the Working Interest Owner of the Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties. On October 9, 2001, a wholly owned subsidiary of Chevron Corporation merged with and into Texaco, pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger. Accordingly, the properties referred to herein as controlled by Chevron and Texaco are each now controlled by subsidiaries of Chevron Corporation. Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Chevron sold its interest in East Cameron 371 to ERT effective July 1, 2007. Chevron sold its interests in West Cameron 643 to Hilcorp effective August 1, 2008. On June 6, 2003, Anadarko acquired, among other interests, a 25% Working Interest in the East Cameron 354 field, subject to the Royalty, from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354

effective July 1, 2003 and also assumed Amerada's obligations under the Conveyance with respect to this property. Effective October 1, 2004, Apache acquired Anadarko's interest in East Cameron 354 and assumed Anadarko's obligations under the Conveyance with respect to this property.

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

Possible Requirement That Units Be Divested

        The Trust Agreement imposes no restrictions based on nationality or other status of the persons or other entities who are eligible to hold Units. However, the Trust Agreement provides that if at any time the Trust or any of the Trustees are named as a party in any judicial or administrative or other governmental proceeding that seeks the cancellation or forfeiture of any interest in any property located in the United States in which the Trust has an interest because of the nationality or any other status of any one or more owners of Units, or if at any time the Trustees in their reasonable discretion determine that such a proceeding is threatened or likely to be asserted and the Trust has received an opinion of counsel stating that the party asserting or likely to assert the claims has a reasonable probability of succeeding in such claim, the following procedures will be applicable:

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

        Under current judicial decisions, the Federal Energy Regulatory Commission, which we refer to herein as the "FERC", is not considered to be empowered to compel refunds from overriding royalty interest owners with respect to gas price overcharges. However, future laws, regulations or judicial decisions might permit the FERC or other governmental agencies to require such refunds from overriding royalty interest owners or create filing, reporting or certification obligations with respect to a trust created for such overriding royalty interest owners. Moreover, other parties, such as oil or gas purchasers, may be able to instigate private lawsuits or other legal action to compel refunds from overriding royalty interest owners with respect to oil or gas pricing overcharges.

        The Working Interest Owners have agreed that they will not seek to recover from the Unit holders the amount of any refunds they are required to make, except out of future revenues payable to the Trust. The Trustees will be liable to the Unit holders if the Trustees allow any liability to be incurred without taking any and all action necessary to ensure that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and will be non-recourse to the Unit holders. However, the Trustees will not be liable to the Unit holders for state or federal income taxes or for refunds, fines, penalties or interest relating to oil or gas pricing overcharges under state or federal price controls. The Trustees will be indemnified from the Trust assets, to the extent that the Trustees' actions do not constitute gross negligence, bad faith or fraud.

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

        The Trustees assume that some Units are held by a middleman as such term is broadly defined in applicable Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name).

        Therefore, the Trustees consider the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for federal income tax purposes. The Corporate Trustee, 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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

Non-U.S. Unit holders

        In general, a Unit holder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. Unit holder" for purposes of this discussion, will be subject to tax on the gross income (without taking into account any deductions, such as depletion) produced by the Royalty at a rate equal to 30%, or if applicable, at a lower treaty rate. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. Unit holder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. Unit holder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected taxable income is subject to withholding at the highest applicable tax rate, currently 35% for individual non-U.S. Unit holders.

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

Tax-exempt Organizations

        Investments in publicly traded grantor trusts are treated the same as investments in partnerships for purposes of the rules governing unrelated business taxable income. Royalty income and interest income should not be unrelated business taxable income so long as, generally, a Unit holder did not incur debt to acquire a Unit or otherwise incur or maintain a debt that would not have been incurred or maintained if that Unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business taxable income. Each tax-exempt Unit holder is encouraged to consult its own tax advisor with respect to its ownership of Units and the treatment of Royalty income.

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

        Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, effective January 1, 2008, Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax is a significant change in Texas tax law. The tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts and partnerships that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as "passive entities." The Trust should be exempt from Texas margin tax as a "passive entity." Since the Trust should be exempt from Texas margin tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Trust revenues in its own Texas margin tax computation. Each Unit holder is urged to consult its own tax advisor regarding its possible Texas state franchise tax liability.

TERMINATION OF THE TRUST

        The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $13.1 million as of October 31, 2009, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Such reserve study does not include any reserves or volumes attributable to Eugene Island 339; however, it does include estimated costs of approximately $13 million, which represent the Partnership's percentage share of the total plugging and abandonment costs related to Eugene Island 339. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2009, in order to correspond with distributions to the Trust, it is estimated that approximately 65% of future net revenues from the Royalty Properties are expected to be received by the Trust during the next 3 years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the summary of the DeGolyer and MacNaughton reserve study included in Item 1 of this Form 10-K. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues, nor are any capital expenditures included for any redevelopment of Eugene Island 339. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

 Description of Royalty Properties

Properties and Wells

        The Partnership's interest consists of an overriding royalty interest, equivalent to a 25% net profits interest, in the Royalty Properties as follows:

						Gross Wells Drilled as of October 31, 2009
			Working Interest Owner's Ownership Interest(%)(4)			Wells Drilled(1)
		Current Working Interest Owner							Successful(2)(3)
	Acquisition Date (Mo.-Yr.)			Gross Acres
Property						Expl.	Dev.		Oil		Gas
East Cameron 354(5)	12-72	Apache	11.14	5,000		2	4		0		5
West Cameron 643 unit(6)	12-72	Hilcorp	35.86	5,000		3	17		0		14
Eugene Island 339 non-unit(2)	12-72	Chevron	50.00	5,000	(18)	2	33	(7)	19	(7)	0
Eugene Island 339 5500' unit(2)	12-72	Chevron	42.05			0	5		5		0
Eugene Island 339 4500' unit(2)	12-72	Chevron	38.50 gas			0	20		16		0
			24.44 oil
Eugene Island 342/343 SW/4	12-72	Chevron	.06	5,000	(19)	4	5		0		7
Eugene Island 342/343 NW/4	12-72	Chevron	0.18			2	4		0		4
Eugene Island 348(8)	12-72	Devon	50.00	5,000		4	5		0		7
West Cameron 642(9)	12-72	Chevron	25.00	5,000		4	7		0		8
East Cameron 370(10)	1-73	N.A.	25.00	5,000		3	1		0		4
East Cameron 371(11)	1-73	ERT	7.50	5,000		7	2		0		4
Vermilion 246(12)	1-73	Chevron	33.37	5,000		3	3		0		4
West Cameron 41 E/2(13)	3-74	N.A	.30	2,500		0	0		0		0
Ship Shoal 183 N/2	7-88	Chevron	66.67	5,000	(20)	1	11		8		4
Ship Shoal 183 unit	7-88	Chevron	34.29			1	22		20		3
Ship Shoal 183 F-3	7-88	Chevron	100.0			1	0		0		1
Ship Shoal 183 F-1	7-88	Chevron	50.00			1	0		1		0
Eugene Island 208(14)	8-73	Devon	100.00	1,250		0	3		0		3
Eugene Island 367(15)	3-74	N.A.	1.60	5,000		2	9		0		9
South Marsh Island 252(16)	3-74	Chevron	3.00	4,997		2	0		0		1
South Timbalier 36(17)	3-74	Chevron	.26	5,000		2	20		9		11
South Timbalier 37	3-74	Chevron	.26	5,000		13	41		39		3

Total				73,747		57	212		117		92

(1)
As of both October 31, 2009 and December 31, 2009, there were no wells in the process of being drilled.

(2)
As of both October 31, 2009 and December 31, 2009, there were 50 producing wells: 1 gas well and 11 oil wells associated with Ship Shoal, 2 gas wells and 2 oil wells associated with South Timbalier 36, and 4 gas wells and 30 oil wells associated with South Timbalier 37. All Eugene Island 339 wells were destroyed by Hurricane Ike in September 2008.

(3)
Multiple completions are counted as one well. South Timbalier 37 has 4 multiple completion wells and Ship Shoal 182/183 has 2 multiple completion wells.

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

(6)
West Cameron 643 was sold to Hilcorp Energy Company, effective August 1, 2008.

(7)
Eugene Island 339 C-17 and C-18 wells are not included here; they are not subject to the Partnership's net proceeds until they pay out. Such wells were also destroyed by Hurricane Ike in September 2008.

(8)
This lease expired in 2004. Abandonment work was completed in May 2006.

(9)
Hilcorp has informed the Managing General Partner of the Partnership that, while the wells at West Cameron 642 have not been plugged and abandoned, such wells are depleted and no more production is anticipated from such wells. The Managing General Partner understands that plugging and abandonment will not occur until all wells in the area are depleted.

(10)
This lease expired in 1996.

(11)
East Cameron 371 was sold to ERT, effective July 1, 2007. Included in this sale was East Cameron 381, in which the Partnership does not own an interest. The Royalty includes East Cameron A1 and A3 wells, which are located on East Cameron 381 but were produced from East Cameron 371. As previously stated, the wells at East Cameron 371 have been depleted.

(12)
This lease (Vermillion 246 Block, OCS-G 1147) was terminated in 2002. Abandonment work was completed mid 2005.

(13)
This lease expired in November 2002, and all wells on the lease had been abandoned as of November 2003.

(14)
The wells at Eugene Island 208 were plugged and the surface cleaned over 20 years ago.

(15)
This lease expired on May 30, 1996. It was leased again as OCS-G 19800 effective July 1, 1998. Neither Chevron nor any affiliates of Chevron have an interest in OCS-G-19800.

(16)
The wells at South Marsh Island 252 have been inactive since 2006.

(17)
South Timbalier 36 well number 2 working interest owner's ownership interest is .013 percent.

(18)
Represents the total gross acreage for all properties subject to the lease at Eugene Island 339.

(19)
Represents the total gross acreage for all properties subject to the lease at Eugene Island 342/343.

(20)
Represents the total gross acreage for all properties subject to the lease at Ship Shoal 183.

        The following is a summary of the number of developmental and exploratory wells drilled on the Royalty Properties during the last 3 years:

	Year Ended December 31,
	2007			2008			2009
	Gross		Net	Gross		Net	Gross	Net
Developmental:
Oil wells	3	(1)	.8	1	(2)	.3	0	0
Natural gas wells	0		0	1	(3)	.3	0	0
Non-productive	0		0	0		0	0	0

Exploratory:
Oil wells	0		0	0		0	0	0
Natural gas wells	0		0	0		0	0	0
Non-productive	0		0	0		0	0	0

Total	.3		.8	.2		.6	0	0

(1)
All such developmental oil wells were associated with South Timbalier 37.

(2)
Associated with South Timbalier 37.

(3)
During 2008, there was also one workover of a gas well at South Timbalier 36.

Reserves

        A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2009. A copy of the reserve study has been filed as an exhibit to this Form 10-K. The following is a summary of such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the

Trust recognizes its royalty income. See Notes 2 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, the cash conveyed to the Trust from the Royalty during the quarter ended December 31, 2009 substantially represents the revenues and expenses from the Royalty Properties from August through October 2009. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2009 represents financial and operating information with respect to the Royalty Properties for the months of November 2008 through October 2009. Thus, DeGolyer and MacNaughton's reserve study was made as of October 31, 2009. As such, the reserve study bases proved developed reserves on oil and gas prices as of October 31, 2009. In future periods, pursuant to new rules adopted by the SEC relating to disclosures of estimated reserves, the proved developed reserves attributable to the net profits interest owned by the Partnership will be based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices of oil and gas for the preceding 12 months. In this Form 10-K, we provide a sensitivity analysis to show the effects of the new rules adopted by the SEC on the estimated proved reserves attributable to the Partnership had such rules been applied in the reserve study as of October 31, 2009. Additionally, in this Form 10-K, proved reserve estimates do not include any value for probable or possible reserves that may exist, categories that the new SEC rules would for the first time permit the Trust to disclose in its public reports.

        During September 2008, the platforms and wells associated with the Eugene Island 339 field were completely destroyed by Hurricane Ike. Chevron is proceeding with the work required to clear the remaining infrastructure and abandon existing wells. A cost estimate for this work was not available during the preparation of the October 31, 2008 report. Solely for purposes of being able to complete the October 31, 2008 reserve study so that the Trust could file its Form 10-K for the year ended December 31, 2008, DeGolyer and MacNaughton assumed that Eugene Island 339 would not be redeveloped. The reserve study prepared as of October 31, 2009 does not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Trust relating thereto estimated to be approximately $13 million, $7.9 million of which had been incurred through December 31, 2009.

        The reserve study notes that there were four productive Royalty Properties, which consist of Eugene Island 342/343, Ship Shoal 182/183, South Timbalier 36 and South Timbalier 37. West Cameron 643 is not included as a productive Royalty Property as production ceased from West Cameron 643 following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The Managing General Partner of the Partnership understands that the pipeline for West Cameron 643 is in the process of being restored, although such pipeline is not expected to be able to take production until at least the third quarter of 2010. During the year ended December 31, 2009, there were 228 barrels of oil and 927 Mcf of natural gas produced from Eugene Island 342/343 with revenues associated therewith of $17,545 and $5,951, respectively. Such volumes and dollar amounts represent amounts recorded by the Working Interest Owner at Eugene Island 342/343. For a discussion of the remaining productive Royalty Properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Operations."

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data in the DeGolyer and MacNaughton study represent estimates only and should not be construed as being exact. The discounted present values shown by the DeGolyer and MacNaughton study should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. Estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2009, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve study. Because the reserve study is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        Estimated net proved reserves attributable to the net profits interest owned by the Partnership, as of October 31, 2009, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2008(2)	219,142	1,387,152
Revisions of Previous Estimates	(53,050)	(477,499)
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	0	0
Production(3)	(28,628)	(41,148)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2009(4)	137,464	868,505

(1)
There are no proved undeveloped reserves for the Royalty Properties.

(2)
Estimated Eugene Island 339 abandonment costs were not included.

(3)
Production was estimated based on the ratio as of October 31, 2008, of the Partnership's net profits interest in net reserves to the net reserves associated with the Partnership's net profits interest and the interests retained in the Royalty Properties by the Working Interest Owners. This ratio was then applied to the production net to the combined interests of the Partnership and the Working Interest Owners for the period from November 1, 2008, through October 31, 2009.

(4)
Estimated Eugene Island 339 abandonment costs were included.

        Information used in the preparation of the reserve study was obtained from the Working Interest Owners. All of the reserve estimates are classified as proved developed reserves. There are no proved undeveloped reserves for the Royalty Properties.

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

        The future net revenues contained in the DeGolyer and MacNaughton reserve study have not been reduced for future costs and expenses of the Trust, which are expected to approximate $972,000 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors.

        Total future net revenues attributable to the Partnership's interest in the Royalty were estimated in the reserve study at $13.1 million as of October 31, 2009. The present value of the total future net revenues attributable to the Partnership's interest in the Royalty, discounted at 10 percent, were estimated in the reserve study at $9.4 million as of October 31, 2009. Revenue values in the reserve study were estimated using the initial costs provided by Chevron and prices of $69.55 per barrel of oil and $4.02 per Mcf of natural gas. The future net revenue value was calculated by deducting operating expenses and capital costs from future gross revenue of the combined interests of the Partnership and the Working Interest Owners in the Royalty Properties. Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. The values were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2010. The future accrual or escrow amounts for the Royalty Properties were deducted from the future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 0.18% per year as specified by Chevron was credited monthly. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25% to arrive at the future net revenue attributed to the Partnership's net profits interest. Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 0.18% per year as specified by Chevron. Future income tax expenses were not taken into account in estimating future net revenue.

        If, pursuant to the new rules promulgated by the SEC, the reserve study had based proved developed reserves attributable to the net profits interest owned by the Partnership on the 12-month unweighted arithmetic average of the first-day-of-the-month prices of oil and natural gas for the 12 months ended October 31, 2009, the estimated proved developed reserves attributable to the net profits interest owned by the Partnership as of October 31, 2009 would have been 110,978 barrels of oil and condensate and 690,969 Mcf of natural gas, and the future net revenues attributable to the Partnership's interest in the Royalty would have been $8.6 million. In deriving the estimated proved developed reserves and future net revenues using the SEC's new pricing rules, no changes were made to cost or other assumptions upon which such reserves and revenues are based.

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

        The Trustees rely on DeGolyer and MacNaughton to prepare the reserve study of the oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest. The Trustees do not control the information provided by the Working Interest Owners or the assumptions made or methodologies used by the third-party reserve engineer. Accordingly, such information is outside the scope of the internal controls of the Trust and the Trustees.

        Chevron, as the Managing General Partner of the Partnership, maintains oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provides appropriate data to independent third party engineers for the annual estimation of year-end reserves. Chevron accumulates historical production data for the Royalty Properties, calculates historical lease operating expenses and differentials, updates working interests and net revenue interests, and obtains logs, 3-D seismic and other geological and geophysical information. This data is forwarded to DeGolyer & MacNaughton, thereby allowing DeGolyer & MacNaughton to prepare estimated proved reserves in their entirety based on such data.

        Estimates of the proved oil and gas reserves attributable to the Partnership as of October 31, 2008 and 2009 are based on reports of DeGolyer & MacNaughton. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, and Moscow. The firm's more than 80 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, equity studies and studies of supply and economics related to the domestic and international energy industry. These services have been provided for over 70 years. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties. The firm subscribes to a code of professional conduct, and its employees support their related technical and professional societies.

        The technical person at DeGolyer and MacNaughton primarily responsible for overseeing the preparation of the reserve study is a Registered Professional Engineer in the State of Texas with more than 35 years of experience in oil and gas reservoir studies and reserve evaluations. He graduated with a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1974 and he is a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists.

        The Trust Agreement provides that the Trust will terminate in the event total future net revenues attributable to the Partnership's interest in the Royalty as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million. See "Business—Termination of the Trust".

        The Managing General Partner of the Partnership has advised the Trust that there have been no events subsequent to October 31, 2009 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton study.

Operations and Production

        Reference is made to the Section entitled "—Operations" under Item 7 of this Form 10-K for information concerning operations and production.

Distributions

        As previously discussed, production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. The funds available for the fourth quarter distribution were severely negatively impacted by Hurricane Ike. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009. Similarly, on June 26, 2009, September 25, 2009, December 23, 2009 and March 23, 2010, the Trust announced there would be no trust distributions for the second, third and fourth quarters of 2009 or the first quarter of 2010, respectively.

        There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339, and, as currently expected, to redevelop the facility at Eugene Island 339. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the royalty on Eugene Island 339 is estimated to be approximately $13 million, $7.9 million of which had been incurred through December 31, 2009. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As of December 31, 2009, development and production costs of the Royalty exceeded the proceeds of production from the Royalty Properties by approximately $5.5 million. Significant development and production costs will continue to be incurred as Eugene Island 339 is redeveloped. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations."

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

Gas Marketing

        During the year ended December 31, 2009, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. During the years ended December 31, 2008 and 2007, approximately 99% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

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

        West Cameron 643.    West Cameron 643 contributed 0% of the revenues from natural gas sales from the Royalty Properties in 2009, as there was no natural gas production.

        East Cameron 371.    East Cameron 371 contributed 0% of the revenues from natural gas sales from the Royalty Properties in 2009, as there was no natural gas production.

        Ship Shoal 182/183.    Ship Shoal 182/183 contributed approximately 90% of the revenues from gas sales from the Royalty Properties in 2009. The average price received for natural gas from all of the Working Interest Owners' purchasers on Ship Shoal 182/183 during 2009 was $3.46 per Mcf, before prior period audit adjustments.

        Eugene Island 339.    Eugene Island 339 contributed 0% of the revenues from natural gas sales from the Royalty Properties in 2009, as there was no natural gas production.

        South Timbalier 36/37.    South Timbalier 36/37 contributed approximately 10% of the revenues from natural gas sales from the Royalty Properties in 2009. The average price received for natural gas from all of the Working Interest Owners' purchasers on South Timbalier 36/37 during 2009 was $4.67 per Mcf, before prior period audit adjustments.

Oil Marketing

        Crude oil purchases by Chevron accounted for approximately 99% of total crude oil revenues from the Royalty Properties during 2007 and 2008, and approximately 98% of the total crude oil revenues from the Royalty Properties during 2009.

        Chevron purchases the crude oil at prices based on a market index for the applicable grade of crude oil, as adjusted for gravity and transportation charges, if applicable. Average monthly prices for fiscal year 2009 ranged from $41.11 per barrel to $83.14 per barrel.

 COMPETITION AND REGULATION

Competition

        The Working Interest Owners experience competition from other oil and gas companies in all phases of their operations. Numerous companies participate in the exploration for and production of oil and gas. The Working Interest Owners have advised the Trust that they believe that their competitive positions are affected by price and contract terms. Business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors.

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

FERC Regulation

        In general, the FERC regulates the sale of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce by interstate pipelines. The FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts. As to these various developments, the working interest owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

        Under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service, which we refer to herein as the "MMS", adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. The Working Interest Owners are currently maintaining their required OSFR. Although the Managing General Partner of the Partnership has advised the Trust that current environmental regulation has had no material adverse effect on the Working Interest Owners' present method of operations, future environmental regulatory developments such as stricter environmental regulation and enforcement policies cannot presently be quantified.

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

Air Emissions

        Amendments to the federal Clean Air Act were enacted in late 1990 and require most industrial operations in the United States, including offshore operations, to incur capital expenditures for air emission control equipment in connection with maintaining and obtaining operating permits and approvals addressing other air emission related issues. The Environmental Protection Agency ("EPA") and state environmental agencies have been developing regulations to implement these requirements. Some of the Working Interest Owners' facilities are included within the categories of hazardous air pollutant sources that will be affected by these regulations and these regulations could make operation of the Royalty Properties more costly.

Climate Change

        A variety of regulatory developments, proposals or requirements have been introduced that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments is the Kyoto Protocol to the United Nations Framework Convention on Climate Change that became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently participating in the Protocol though the Protocol may impact oil and gas markets generally. In addition, Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and President Obama has indicated his support of legislation aimed at reducing greenhouse gases. There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an "air pollutant" under the federal Clean Air Act and, thus, subject to future regulation. The Environmental Protection Agency (the "EPA") is moving forward to regulate greenhouse gases. To date, the EPA has issued (i) a "Mandatory Reporting of Greenhouse Gases" final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually; and (ii) an "Endangerment Finding" final rule, effective January 14, 2010, which states that current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards (the effect of which could reduce demand for motor fuels refined from crude oil). Finally, according to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

        Laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the future operations of the Royalty Properties if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on the Royalty Property operations. In addition to potential impacts on the Royalty Property operations directly or indirectly resulting from climate-change legislation or regulations, the Royalty Property operations also could be negatively affected by climate-change related physical changes or changes in weather patterns. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the Royalty Properties.

Solid Waste

        The Working Interest Owners' operations may generate wastes that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes. Furthermore, it is possible that some wastes that are currently classified as nonhazardous, perhaps including wastes generated during drilling and production operations, may in the future be designated as "hazardous wastes." Such changes in the regulations would result in more rigorous and costly disposal requirements that could result in increased operating expenses on the Royalty Properties.

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

        Given the recent economic downturn, crude oil prices have been volatile and, in 2009, ranged from a high of $81.37 to a low of $33.98. The Trust cannot predict the timing or the duration of this or any other economic downturn in the economy and if the current conditions continue, the financial condition of the Trust could be materially adversely affected.

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

        Production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. While oil and natural gas production at Ship Shoal 182 and 183 was restored in 2009, there can be no assurance that production will be restored at Eugene Island 339. Chevron's failure or inability to pursue redevelopment of Eugene Island 339, and on the timeframes approved by the MMS, could result in a loss of the lease. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted and there were no distributions during 2009 or the first quarter of 2010. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. As of December 31, 2009, development and production costs of the Royalty exceeded the proceeds of production from the Royalty Properties by approximately $5.5 million. Significant development and production costs will continue to be incurred as Eugene Island 339 is redeveloped. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations."

        The platforms and wells on Eugene Island 339 were destroyed by Hurricane Ike in September 2008. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the first quarter of 2012. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the MMS in response to Chevron's submission to the MMS of a program to restore production at Eugene Island 339. The activity schedule approved by the MMS contemplates, among other things, commencement of front-end engineering and design work by the end of January 2010, which was so commenced, completion of the front-end engineering and design work by the end of July 2010, an awarding of fabrication contracts for platform, substructure and equipment by the end of November 2010, and commencement of production ultimately occurring by the end of October 2012. Chevron is required to provide the MMS with periodic updates on Chevron's progress on such redevelopment. The approval by the MMS expires by its terms on November 30, 2010, and Chevron would need to request an extension of such approval from the MMS in order to complete the proposed redevelopment, given that the activity schedule contemplates activity through October 2012. Chevron recently entered into an agreement with a third party for the redevelopment of Eugene Island Blocks 338 and 339. Chevron is the operator of Eugene Island Block 338; however, this property is not a Royalty Property. Three wells are planned to be commenced from a common open water location at Eugene 338 in the second quarter of 2010. The information derived from these wells will be used, in part, to determine the size of the platform and topside facilities (production processing equipment) that are to cover both Eugene Island 338 and Eugene Island 339 as a common facility. If a platform is set, the current plan is to drill additional wells in Eugene Island 338 and Eugene Island 339. If Chevron determines that it is warranted, and the redevelopment plans are successful, first production at Eugene Island 339 is anticipated in the fourth quarter of 2012. Restoration of production at Eugene Island 338 and 339 is a complex process and cannot be assured at this time. If the initial three well drilling program is not successful, Chevron intends to reevaluate the redevelopment of Eugene Island 338 and 339. The costs for such a redevelopment would be significant. While Chevron has stated that it intends to pursue such a redevelopment, there is no obligation for Chevron to continue to pursue such redevelopment. Failure or inability to pursue such a redevelopment, and on the timeframes approved by the MMS, could result in a loss of the lease. At this time, there can be no assurance that production will be restored at Eugene Island 339.

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

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron, as the Managing General Partner of the Partnership, understands that, as a result of the cessation of production at West Cameron 643 due to the damages inflicted by Hurricane Ike to a third-party transporter's pipeline, Hilcorp submitted to the MMS a program to restore production at West Cameron 643 and that such request has been granted. Chevron also understands that the pipeline for West Cameron 643 is in the process of being restored, although such pipeline is not expected to be able to take production until at least the third quarter of 2010. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. At this time, the field operator for East Cameron 371 has not made a decision regarding field abandonment, including the related wells, equipment platforms and any field infrastructure.

        For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations." Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted and there were no distributions made to Unit holders during 2009 or the first quarter of 2010. Future distributions are also expected to be severely negatively impacted, and there may not be sufficient Net Proceeds from the Royalty Properties to make one or more future distributions. At this time, the ultimate outcome of the various matters cannot be determined with any degree of certainty.

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

        In September 2008, Hurricane Ike completely destroyed the platforms and wells on Eugene Island 339. Chevron is proceeding to plug and abandon the existing wells, to clear debris and otherwise to deal with the remaining infrastructure, with estimated costs to the Trust relating thereto of approximately $13 million. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the MMS in response to Chevron's submission to the MMS of a program to restore production at Eugene Island 339. At this time, there can be no assurance that production at Eugene Island 339 will be restored. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations."

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

        The Trustees also rely entirely on reserve estimates and related information prepared by Chevron, the other Working Interest Owners and the independent reserve engineer engaged by the Partnership. While the Trustees have no reason to believe the reserve estimates included in this Form 10-K are inaccurate, to the extent additional information exists that could affect the reserve estimates of Chevron, the other Working Interest Owners and the independent reserve engineer, the estimated reserves in this Form 10-K could also be too low.

Operating risks for the Working Interest Owners' interests in the Royalty Properties can adversely affect Trust distributions.

        There are operational risks and hazards associated with the production and transportation of natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of natural gas, releases of other hazardous materials, mechanical failures, cratering and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment of natural resources, or cleanup obligations. The occurrence of drilling, production or transportation accidents and natural disasters at any of the Royalty Properties will reduce Trust distributions by the amount of uninsured costs. These accidents may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Offshore activities are also subject to a variety of additional operating risks, such as hurricanes and other weather disturbances. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable to the Trust.

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

        Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism and other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in natural gas prices, or the possibility that the infrastructure on which the operators developing the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

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

Regulation of greenhouse gases and climate change could adversely affect Trust distributions

        Some scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases and including carbon dioxide and methane, may be contributing to the warming of the Earth's atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide. Legislative and regulatory measures to address concerns that emissions of greenhouse gases are contributing to climate change are in various phases of discussions or implementation at the international, national, regional and state levels.

        In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, became binding on the countries that had ratified it. In the United States, federal legislation imposing restrictions on greenhouse gases is under consideration. Proposed legislation has been introduced that would establish an economy-wide cap on emissions of greenhouse gases and would require more sources of greenhouse gas emissions to obtain greenhouse gas emission "allowances" corresponding to their annual emissions. In addition, the EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the Clean Air Act. To date, the EPA has issued (i) a "Mandatory Reporting of Greenhouse Gases" final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually and (ii) an "Endangerment Finding" final rule, effective January 14, 2010, which states the current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards (the effect of which could reduce demand for motor fuels refined from crude oil). Finally, according to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

        Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the Royalty Property operations if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on the Royalty Property operations. In addition to potential impacts on the Royalty Property operations directly or indirectly resulting from climate-change legislation or regulations, the Royalty Property operations also could be negatively affected by climate-change related physical changes or changes in weather patterns.

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

The Trustees rely upon the Working Interest Owners and Managing General Partner for information regarding the Royalty Properties.

        The Trustees rely on the Working Interest Owners and the Managing General Partner of the Partnership for information regarding the Royalty Properties. The Working Interest Owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as related projections regarding production, operating expenses and capital expenses used in connection with the preparation of the reserve study, (iv) forward-looking information relating to production and drilling plans and (v) information regarding the Royalty Properties responsive to litigation claims. While the Trustees request material information for use in periodic reports as part of its disclosure controls and procedures, the Trustees do not control this information and rely entirely on the Working Interest Owners to provide accurate and timely information when requested for use in the Trust's periodic reports. The Trustees also rely on the Managing General Partner of the Partnership to collect certain information from the Working Interest Owners and do not have any direct contact with the Working Interest Owners other than the Managing General Partner. Under the terms of the Trust Indenture, the Trustees are entitled to rely, and in fact rely, on certain experts in good faith. While the Trustees have no reason to believe their reliance on experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness as compared to the management and oversight of entity forms other than trusts.

The owner of any Royalty Property may abandon any property, terminating the related Royalty.

        The Working Interest Owners may at any time transfer all or part of the Royalty Properties to another unrelated third-party. Unit holders are not entitled to vote on any transfer, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the Royalty Properties will continue to be subject to the Royalty, but the Net Proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to the Trust the Royalty on the transferred portion of the Royalty Properties, and the current owner of the Royalty Properties would have no continuing obligation to the Trust for those properties.

        The current Working Interest Owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Royalty relating to the abandoned well.

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. A lease operator may seek approval from the regional supervisor of the MMS to allow additional time to restore production. Chevron has submitted such a request with respect to Eugene Island 339. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the MMS in response to Chevron's submission to the MMS of a program to restore production at Eugene Island 339. The activity schedule approved by the MMS contemplates, among other things, commencement of front-end engineering and design work by the end of January 2010, which was so commenced, completion of the front-end engineering and design work by the end of July 2010, an awarding of fabrication contracts for platform, substructure and equipment by the end of November 2010, and commencement of production ultimately occurring by the end of October 2012. Chevron is required to provide the MMS with periodic updates on Chevron's progress on such redevelopment. The approval by the MMS expires by its terms on November 30, 2010, and Chevron would need to request an extension of such approval from the MMS in order to complete the proposed redevelopment, given that the activity schedule contemplates activity through October 2012. The costs for such a redevelopment would be significant. While Chevron has stated that it intends to pursue such a redevelopment, there is no obligation for Chevron to continue to pursue such redevelopment. Failure or inability to pursue such a redevelopment, and on the timeframes approved by the MMS, could result in a loss of the lease. At this time, there can be no assurance that production will be restored at Eugene Island 339. For a more complete description of Chevron's current plans for the restoration of production at Eugene Island 339, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Operations" under Item 7 of this Form 10-K.

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

Item 1B.    Unresolved Staff Comments.

        There were no unresolved Securities and Exchange Commission comments as of December 31, 2009.

Item 2.    Properties.

        Reference is made to Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

        Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject.

Item 4.    [Reserved]

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

        The Trust Units are traded on the Nasdaq SmallCap Market under the symbol "TELOZ". At March 26, 2010, the 4,751,510 Units outstanding were held by 1,879 Unit holders of record. The high and low sales price as reported by the Nasdaq SmallCap Market, and distributions for each quarter for the years ended December 31, 2009 and 2008, were as follows:

Quarter	High	Low	Distribution
2009:
Fourth	$5.60	$4.36	$.000000
Third	5.75	3.75	.000000
Second	6.50	3.92	.000000
First	7.87	4.70	.000000
2008:
Fourth	$18.64	$3.87	$.155708
Third	26.63	13.72	1.151294
Second	42.87	20.60	.551272
First	25.98	13.80	.940552

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations" and Note 4 to Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Item 6.    Selected Financial Data.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Royalty income	$0	$14,451,252	$10,257,485	$2,510,936	$9,854,531
Distributable income	$0	$13,298,654	$9,311,113	$1,697,721	$9,239,617
Distributions per Unit	$0.000000	$2.798827	$1.959611	$0.357301	$1.944564
Total assets	$1,290,266	$3,004,478	$5,176,634	$3,375,093	$3,239,290

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, the cash conveyed to the Trust from the Royalty during the quarter ended December 31, 2009 substantially represents the revenues and expenses from the Royalty Properties from August through October 2009. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2009 represents financial and operating information with respect to the Royalty Properties for the months of November 2008 through October 2009. Similarly, the financial and operating information included in this Form 10-K for the 12 months ended December 31, 2008 represents financial and operating information with respect to the Royalty Properties for the months of November 2007 through October 2008. As such, the impact of Hurricane Ike is not fully reflected in the discussion of 2008 operations, as such discussion does not include a discussion of operations of the

Royalty Properties in November or December 2008. Similarly, the financial and operating information included in this Form 10-K for the 12 months ended December 31, 2007 represents financial and operating information with respect to the Royalty Properties for the months of November 2006 through October 2007. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

Liquidity and Capital Resources

        The Trust's source of capital is the Royalty Income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $13.1 million as of October 31, 2009. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339, and, as currently expected, to redevelop the facility at Eugene Island 339. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future.

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the first quarter of 2012. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the MMS in response to Chevron's submission to the MMS of a program to restore production at Eugene Island 339; however, there is no obligation for Chevron to pursue such redevelopment. The costs for such a redevelopment would be significant. Failure or inability to pursue such a redevelopment, and on the timeframes approved by the MMS, could result in a loss of the lease. At this time, there can be no assurance that production will be restored at Eugene Island 339. See "—Operations" below for a more detailed discussion of Eugene Island 339.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182 and 183 were restored on October 8, 2009 following completion of such additional repairs. See "—Operations" below for a more detailed discussion of Ship Shoal 182/183.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron understands that the pipeline for West Cameron 643 is in the process of being restored, although such pipeline is not expected to be able to take production until at least the third quarter of 2010. At this point in time, there can be no assurance as to when, of if at all, production may be restored at West Cameron 643. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. See "—Operations" below for a more detailed discussion of West Cameron 643 and East Cameron 371.

        On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted, although there were funds available for distribution given that there was some production from Eugene Island 339 and Ship Shoal 182/183 in August and September 2008. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009. Similarly, on June 26, 2009, September 25, 2009, December 23, 2009 and March 23, 2010, the Trust announced there would be no trust distributions for the second, third and fourth quarters of 2009 or the first quarter of 2010, respectively. There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339, and, as currently expected, to redevelop the facility at Eugene Island 339. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the royalty on Eugene Island 339 is estimated to be approximately $13 million, $7.9 million of which had been incurred through December 31, 2009. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As of December 31, 2009, development and production costs of the Royalty exceeded the proceeds of production from the Royalty Properties by approximately $5.5 million. Significant development and production costs will continue to be incurred as Eugene Island 339 is redeveloped. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations."

        Future Net Proceeds will take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. As of December 31, 2009, development and production costs of the Royalty exceeded the proceeds of production from the Royalty Properties by approximately $5.5 million. Significant development and production costs will continue to be incurred as Eugene Island 339 is redeveloped. Accordingly, there may not be sufficient Net Proceeds to make a particular distribution.

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

        The reserve amount at December 31, 2009 and 2008 was $1,263,080 and $2,233,291, respectively. However, given that there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make distributions to Unit holders for the foreseeable future, the Trust may not have sufficient funds to pay the liabilities of the Trust in the future. As such, the Trustees may take certain actions, discussed below, permitted under the Trust Agreement. At this time, there can be no assurance that the Trust will have sufficient funds in the future to pay the liabilities of the Trust.

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

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 47% of such revenues for the nine months ended September 30, 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 41% of such revenues for the nine months ended September 30, 2008. Based on a prior year reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the royalty as of October 31, 2007. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the first quarter of 2012. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the royalty on Eugene Island 339 is estimated to be approximately $13 million, $7.9 million of which had been incurred through December 31, 2009. Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. A lease operator may seek approval from the regional supervisor of the MMS to allow additional time to restore production. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the MMS in response to Chevron's submission to the MMS of a program to restore production at Eugene Island 339. The activity schedule approved by the MMS contemplates, among other things, commencement of front-end engineering and design work by the end of January 2010, which was so commenced, completion of the front-end engineering and design work by the end of July 2010, an awarding of fabrication contracts for platform, substructure and equipment by the end of November 2010, and commencement of production ultimately occurring by the end of October 2012. Chevron is required to provide the MMS with periodic updates on Chevron's progress on such redevelopment. The approval by the MMS expires by its terms on November 30, 2010, and Chevron would need to request an extension of such approval from the MMS in order to complete the proposed redevelopment, given that the activity schedule contemplates activity through October 2012. Chevron recently entered into an agreement with a third party for the redevelopment of Eugene Island Blocks 338 and 339. Chevron is the operator of Eugene Island Block 338; however, this property is not a Royalty Property. Three wells are planned to be commenced from a common open water location at Eugene 338 in the second quarter 2010. The information derived from these wells will be used, in part, to determine the size of the platform and topside facilities (production processing equipment) that are to cover both Eugene Island 338 and Eugene Island 339 as a common facility. If a platform is set, the current plan is to drill additional wells in Eugene Island 338 and Eugene Island 339. If Chevron determines that it is warranted, and the redevelopment plans are successful, first production at Eugene Island 339 is anticipated in the fourth quarter of 2012. Restoration of production at Eugene Island 338 and 339 is a complex process and cannot be assured at this time. If the initial three well drilling program is not successful, Chevron intends to reevaluate the redevelopment of Eugene Island 338 and 339. The costs for such a redevelopment would be significant. While Chevron has stated that it intends to pursue such a redevelopment, there is no obligation for Chevron to continue to pursue such redevelopment. Failure or inability to pursue such a redevelopment, and on the timeframes approved by the MMS, could result in a loss of the lease. At this time, there can be no assurance that production will be restored at Eugene Island 339.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Shop Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 51% of such revenues for the nine months ended September 30, 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 42% of such revenues for the nine months ended September 30, 2008. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182 and 183 were restored on October 8, 2009 following completion of such additional repairs.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron, as the Managing General Partner of the Partnership, understands that, as a result of the cessation of production at West Cameron 643 due to the damages inflicted by Hurricane Ike to a third-party transporter's pipeline, Hilcorp submitted to the MMS a program to restore production at West Cameron 643 and that such request has been granted. Chevron also understands that the pipeline for West Cameron 643 is in the process of being restored, although such pipeline is not expected to be able to take production until at least the third quarter of 2010. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. At this time, the field operator at East Cameron 371 has not made a decision regarding field abandonment, including the related wells, equipment platforms and any field infrastructure.

        In May 2007, the Trust engaged an independent oil and gas accounting firm for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. As part of this audit review process, certain adjustments to revenues, production volumes, prices and capital expenditures have occurred, and references below to a prior period audit adjustment, or an audit of prior periods, refers to the audit described in this paragraph. We include discussions of audit adjustments in the comparison of years 2009 and 2008 because, as a result of such audit adjustments, certain of the Royalty Properties, including Eugene Island 339, have positive oil and gas volumes for 2009 (and the revenues associated therewith), despite there being no actual oil or gas production at such properties due to damages inflicted by Hurricane Ike in September 2008. The adjustments resulting from such audit review were completed in the second quarter of 2009.

Years 2009 and 2008

        Royalty income decreased 100% from $14,451,252 in 2008 to $0 in 2009 because there were no positive Net Proceeds attributable to the Royalty Properties due to damages inflicted to the Royalty Properties by Hurricane Ike in September 2008.

        For 2009, the Trust had undistributed net loss of $5,469,255. For 2008, the Trust had undistributed net loss of $33,169. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Natural gas revenues and gas products decreased 89% from $14,248,644 in 2008 to $1,538,011 in 2009, due primarily to decreases in production resulting from damages caused by Hurricane Ike in September 2008. Gas and gas products volumes decreased from 1,625,408 Mcf equivalents in 2008 to 296,309 Mcf equivalents in 2009. The revenues and volumes for 2009 reflect net credits of $808,484 in revenues and 127,711 Mcf of gas for prior period adjustments; the revenues and volumes for 2008 reflect a net debit associated with an audit of prior periods of $310,032 in revenues and a credit of 99,117 Mcf of gas. The average price received for natural gas decreased 42% from $8.45 per Mcf in 2008 to $4.90 Mcf in 2009. Prior to taking into account such adjustments to revenues and volumes, the average price received for natural gas would have been $9.43 per Mcf in 2008 and $3.55 per Mcf in 2009.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased 77% from $42,424,601 in 2008 to $9,564,082 in 2009, due primarily to decreases in production resulting from damages caused by Hurricane Ike in September 2008. Oil volumes decreased 63% from 421,958 barrels in 2008 to 158,137 barrels in 2009. The revenues and volumes for 2009 reflect a credit associated with an audit for prior periods for $224,511 in revenues and 311 barrels; the revenues and volumes for 2008 reflect a credit associated with an audit for prior periods for $225,823 in revenues and 24,573 barrels. The average price received for crude oil and condensate decreased 40% from $100.54 in 2008 to $60.48 in 2009. Prior to taking into account such adjustments to revenues and volumes, the average price received for crude oil and condensate would have been $106.19 per barrel in 2008 and $59.18 per barrel in 2009.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners increased 341% from $7,012,792 in 2008 to $30,944,828 in 2009, primarily as a result of well abandonment costs at Eugene Island 339 as a result of Hurricane Ike. Reflected in the operating expenses for 2009 are cost allocation refunds of a net aggregate of $115,253 for certain prior period adjustments. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $1,926,245 and $1,281,318 for 2008 and 2009, respectively.

        Capital expenditures paid by the Working Interest Owners increased 286% from $228,959 in 2008 to $883,470 in 2009. The higher amount of capital expenditures during 2009 related primarily to repair of damages caused by Hurricane Ike in September 2008. Reflected within the capital expenditures line item for 2008 is a refund of $495,600 from the Working Interest Owners for certain prior period adjustments. Reflected in the capital expenditures for 2009 is a refund of $59,794 for certain prior period audit adjustments.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners, and it is described herein for information purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow Account, $7,923 and $155,152 in 2009 and 2008, respectively, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current Net Proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        Chevron, in its capacity as Managing General Partner of the Partnership, has advised the Trust that additional deposits to the Special Cost Escrow account may be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes to the estimates and factors described above. Such deposits could result in a significant reduction to Royalty income for the periods in which such deposits are made, including the possibility that no Royalty income would be received in such periods.

        In 2009, no funds were released from or deposited into the Special Cost Escrow account. As of December 31, 2009, approximately $4,306,275 remained in the Special Cost Escrow Account. In 2008, the Working Interest Owners refunded a net amount to the Trust of $2,388,061 from the Special Cost Escrow Account. As of December 31, 2008, approximately $4,325,503 remained in the Special Cost Escrow Account. The net refund for 2008 was primarily due to a revision to the Special Cost Escrow Account related to the outside audit commenced by the Trust as discussed above. See "—Operations".

Summary By Property

        Listed below is a summary of 2009 operations as compared to 2008 of the five principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 crude oil revenues decreased $19,660,953, from $19,699,497 in 2008 to $38,544 in 2009, due to a decrease in crude oil production from 188,337 barrels in 2008 to 318 barrels in 2009. However, there was no actual crude oil production during 2009 and such crude oil revenues and production volumes are entirely from an audit adjustment made in the first quarter of 2009 and associated with a prior period. The oil revenues for 2008 reflect a $207,194 credit relating to an audit of prior periods. The average price of crude oil was $93.79 per barrel in 2008. Prior to taking into account such adjustments in 2008, the average crude oil price would have been $104.60 per barrel in 2008. Gas revenues decreased $4,012,672, from $4,182,903 in 2008 to $170,231 in 2009, due to a decrease in gas production from 435,583 Mcf in 2008 to 33,296 Mcf in 2009. However, there was no actual gas production during 2009 and such gas revenues and volumes are entirely from an audit adjustment made in the first quarter of 2009 and associated with a prior period. The gas revenues and volumes for 2008 reflect debits of $867,840 and 31,130 Mcf associated with an audit of prior periods. The average price received for natural gas during 2008 was $7.10 per Mcf . Prior to taking into account such adjustments in 2008, the average gas sales price realized in 2008 would have been $9.60 per Mcf. Capital expenditures decreased from $518,385 in 2008 to $246,729 in 2009. There were limited capital expenditures during the second, third and fourth quarter of 2009 and the capital expenditures in the 2008 primarily relate to repairs associated with a conversion to a water injector. Operating expenses increased from $2,868,686 in 2008 to $26,866,150 in 2009 due to well abandonment costs incurred as a result of Hurricane Ike.

        Production from Eugene Island 339 ceased following damage inflicted by Hurricane Ike in September 2008, as the platforms and wells on Eugene Island 339 were completely destroyed. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the first quarter of 2012. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the MMS in response to Chevron's submission to the MMS of a program to restore production at Eugene Island 339. At this point in time, there can be no assurance that production will be restored at Eugene Island 339. See "—Operations."

Ship Shoal 182/183

        Ship Shoal 182/183 crude oil revenues decreased from $21,775,671 in 2008 to $9,052,477 in 2009, primarily due to a decrease in net crude oil production from 202,185 barrels in 2008 to 152,725 in 2009 and a decrease in average crude oil prices received. Included in the revenues and production for 2008 was a debit adjustment of $5,657 and 135 barrels associated with prior period adjustments. Average crude oil prices decreased from $107.70 per barrel in 2008 to $59.27 per barrel in 2009, excluding the immaterial audit adjustment made during 2008. Gas revenues decreased from $4,726,292 in 2008 to $1,160,602 in 2009. Gas production decreased from 508,781 Mcf in 2008, which included an upward adjustment of 44,360 Mcf and $347,713 in revenues relating to an audit of prior periods, to 233,142 Mcf in 2009. The revenues and volumes for 2009 reflect an audit adjustment made in the first quarter of 2009, which resulted in the recognition of $725,720 in gas revenues associated with 107,416 Mcf of gas from a prior period. The average natural gas sales price decreased from $9.29 per Mcf in 2008 to $3.46 in 2009, excluding the audit adjustment made during 2009. Capital expenditures increased from a balance of ($419,971) in 2008 to $556,872 in 2009 primarily due to a credit of $495,600 in 2008 related to an audit adjustment for prior periods. Operating expenses increased from $2,471,185 in 2008 to $3,076,853 in 2009 due to an increase in operating and repair costs related to damages inflicted by Hurricane Ike.

        Production from Ship Shoal 182 and 183 ceased following damage inflicted by Hurricane Ike in September 2008. While Hurricane Ike caused limited surface damage to the facilities at Ship

Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182/183 were restored on October 8, 2009 following completion of such additional repairs. See "—Operations."

West Cameron 643

        West Cameron 643 gas revenues decreased from $2,024,841 in 2008 to ($87,518) in 2009, due primarily to a decrease in gas volumes from 214,130 Mcf in 2008 to (13,001) Mcf in 2009. There was no gas production during 2009 and the revenues and volumes for 2009 are a result of debits to correct an error in revenue allocation in August 2008. Revenues and volumes for 2008 reflect credits of $200,133 and 28,402 Mcf related to an audit of prior periods. The average natural gas sales price during 2008 was $9.17 per Mcf. Prior to taking into account such adjustments in 2008, the average gas sales price realized in 2008 would have been $9.46 per Mcf. Operating expenses decreased from $1,233,887 in 2008 to $1,006,626 in 2009. Capital expenditures increased from $27,953 in 2008 to $135,291 in 2009, due primarily to work related to the installation of piping, fittings and valves.

        Production from West Cameron 643 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The Managing General Partner of the Partnership understands that the pipeline for West Cameron 643 is in the process of being restored, although such pipeline is not expected to be able to take production until at least the third quarter of 2010. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643. See "—Operations."

East Cameron 371

        East Cameron 371 gas revenues decreased from $252,992 in 2008 to $0 in 2009 as a result of the field being shut-in following Hurricane Ike in September 2008. Gas volumes decreased from 32,463 Mcf in 2008 to 0 Mcf for 2009. The average gas sales price realized during 2008 was $7.79 per Mcf. Oil revenues decreased from $47,962 in 2008 to $0 in 2009 as a result of the field being shut-in. Production decreased from 531 barrels in 2008 to 0 barrels for in 2009. The average crude oil price was $90.26 per barrel in 2008. Capital expenditures were $0 in 2008 and 2009 and operating expenses decreased from $298,413 in 2008 to $0 in 2009 as a result of the field being shut-in.

        Production from East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. At this time, the field operator at East Cameron 371 has not made a decision regarding field abandonment, including the related wells, equipment platforms and any field infrastructure. See "—Operations."

South Timbalier 36/37

        South Timbalier 36/37 oil revenues decreased from $592,068 in 2008 to $269,554 in 2009 primarily due to a decrease in realized prices and a four-day field shut-in related to compressor problems and equipment issues that have been repaired. There was a decrease in crude oil production from 5,802 barrels in 2008 to 4,859 barrels in 2009. The average crude oil price was $102.05 per barrel in 2008 compared to $55.48 per barrel in 2009. Gas revenues decreased from $110,111 in 2008 to $40,425 in 2009 primarily due to a decrease in realized prices and a four-day field shut-in related to compressor problems and equipment issues that have been repaired. There was an increase in natural gas volumes from 5,351 Mcf in 2008 to 9,024 Mcf in 2009. Gas volumes for 2008 reflect a debit of 4,870 Mcf related to revised volume allocations for the years 2004 through 2007 and a debit of 164 Mcf in 2009.] The average gas sales price realized was $9.58 per Mcf in 2008, excluding such adjustment, and $4.49 per Mcf in 2009. Capital expenditures decreased from $43,345 in 2008 to $(55,422) in 2009 after taking into account a $56,263 credit in 2009 for a prior period audit adjustment. Operating expenses decreased $145,073 from $140,510 in 2008 to $(4,563) in 2009 after taking into account a $36,992 credit in 2009 for a prior period audit adjustment.

Years 2008 and 2007

        As stated above, the Trust engaged an outside auditor for the purpose of reviewing the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. As a result of this process, certain adjustments resulted in an additional cash distribution to the Trust during the first quarter of 2008. These amounts were comprised of a one-time increase of approximately $31,716 in gas revenues, a one-time increase of approximately $43,287 in oil revenues, and a one-time credit of approximately $123,900 in capital expenditures. An additional $127,973 related to the outside audit was included in the second quarter 2008 distribution. An additional $141,709 related to the outside audit was included in the third quarter 2008 distribution. An additional credit adjustment of $352,317 related to the outside audit was made in the fourth quarter of 2008. During 2008, there were aggregate adjustments consisting of a $77,508 decrease in gas revenues, a $56,456 increase in oil revenues and a credit of $110,479 in capital expenditures.

        Royalty income increased approximately 41% from $10,257,485 in 2007 to $14,451,252 in 2008 primarily due to an increase in gas revenues and crude oil and condensate revenues as discussed below.

        For 2008, the Trust had undistributed net loss of $33,169. For 2007, the Trust had undistributed net loss of $9,297. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

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

        Capital expenditures paid by the Working Interest Owners decreased 87% from $1,716,676 in 2007 to $228,959 in 2008. The higher amount of capital expenditures during 2007 related primarily to damages caused by Hurricanes Rita and Katrina in 2005.

Special Cost Escrow Account

        In 2008, the Working Interest Owners refunded a net amount to the Trust of $2,388,061 from the Special Cost Escrow Account. As of December 31, 2008, approximately $4,325,503 remained in the Special Cost Escrow Account. In 2007, the Working Interest Owners refunded a net amount to the Trust of $125,391 from the Special Cost Escrow Account. As of December 31, 2007, approximately $6,713,564 remained in the Special Cost Escrow Account. The net refund for 2008 compared to the net refund for 2007 was primarily due to a revision to the Special Cost Escrow Account related to the outside audit commenced by the Trust as discussed above. See "—Operations".

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

        Production from West Cameron 643 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The Managing General Partner of the Partnership understands that the pipeline for West Cameron 643 is in the process of being restored, although such pipeline is not expected to be able to take production until at least the third quarter of 2010. At this point in time, there can be no assurance as to when, or if at all, production may be restored at West Cameron 643. See "—Operations."

East Cameron 371

        East Cameron 371 gas revenues increased from $150,500 in 2007 to $252,992 in 2008. Oil revenues increased from $30,164 in 2007 to $47,962 in 2008. Capital expenditures were $0 in 2007 and 2008 and operating expenses increased from $174,559 in 2007 to $298,413 in 2008.

        Production from East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The field operator for East Cameron 371 has reported to the Managing General Partner of the Partnership that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. At this time, the field operator at East Cameron 371 has not made a decision regarding field abandonment, including the related wells, equipment platforms and any field infrastructure. See "—Operations."

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

	Royalty Properties Year Ended December 31,(1)
	2009	2008	2007
Crude oil and condensate (bbls)	158,137	421,958	578,159
Natural gas and gas products (Mcfe)	296,309	1,625,408	1,654,836
Crude oil and condensate average price, per bbl	$60.48	$100.54	$65.26
Natural gas average price, per Mcf (excluding gas products)	$4.90	$8.45	$7.11
Crude oil and condensate revenues	$9,564,082	$42,424,601	$37,732,678
Natural gas and gas products revenues	$1,538,011	$14,248,644	$11,820,973
Production expenses	(32,226,146)	(8,939,036)	(8,363,502)
Capital expenditures	(883,471)	(228,959)	(1,716,676)
Undistributed Net Loss (income)(2)	$21,898,918	$132,688	$37,226
Refund of/(Provision for) Special Cost Escrow	$108,606	$10,172,852	$1,523,341
Net Proceeds	$—	$57,810,788	$41,034,042
Royalty interest	x25%	x25%	x25%
Partnership share	$—	$14,452,697	$10,258,511
Trust interest	x99.99%	x99.99%	x99.99%
Trust share of Royalty Income(3)	$—	$14,451,252	$10,257,485

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

Contractual Obligations

        As of December 31, 2009, the Trust had no obligations or commitments to make future contractual obligations except for administrative fees owed to the Trustee pursuant to the Trust Agreement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The only assets of and sources of income to the Trust are cash and the Trust's interest in the Partnership, which is the holder of the Royalty. Consequently, the Trust is exposed to market risk associated with the Royalty from fluctuations in oil and gas prices. Reference is also made to Item 1 of this Form 10-K.

        The Trust may borrow money to pay expenses of the Trust. Additionally, if development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Consequently, the Trust will be exposed to interest rate market risk should it borrow money to pay expenses and to the extent that development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of
TEL Offshore Trust
Austin, Texas

        We have audited the accompanying statements of assets, liabilities and trust corpus—modified cash basis of TEL Offshore Trust (the "Trust") as of December 31, 2009 and 2008, and the related statements of distributable income and changes in trust corpus—modified cash basis for each of the three years ended December 31, 2009. These financial statements are the responsibility of the Corporate Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        As described in Note 3 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2009 and 2008, and its distributable income and changes in trust corpus for each of the three years ended December 31, 2009, on the comprehensive basis of accounting described in Note 3 to the financial statements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion on the Trust's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2010

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$1,263,080	$2,973,140
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,240,469 and $28,236,317 at December 31, 2009 and 2008, respectively	27,186	31,338

Total assets	$1,290,266	$3,004,478

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$739,849
Reserve for future Trust expenses	1,263,080	2,233,291
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2009 and 2008)	27,186	31,338

Total liabilities and Trust corpus	$1,290,266	$3,004,478

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2009	2008	2007
Royalty income	$—	$14,451,252	$10,257,485
Interest income	1,334	37,422	77,565

	1,334	14,488,674	10,335,050
General and administrative expenses	(971,545)	(840,455)	(259,861)
Decrease (Increase) in reserve for future Trust expenses	970,211	(349,565)	(764,076)

Distributable income	—	13,298,654	9,311,113

Distributions per Unit (4,751,510 Units)	$0.000000	$2.798827	$1.959611

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2009	2008	2007
Trust corpus, beginning of year	$31,338	$40,197	$53,506
Distributable income	—	13,298,654	9,311,113
Distributions to Unit holders	—	(13,298,654)	(9,311,113)
Amortization of net overriding royalty interest	(4,152)	(8,859)	(13,309)

Trust corpus, end of year	$27,186	$31,338	$40,197

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2009, the reserve amount was $1,263,080;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $13.1 million (unaudited) as of October 31, 2009. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

        As of October 9, 2001, Chevron Corporation merged with Texaco Inc. and the Royalty Properties owned by Texaco Exploration and Production Inc. ("TEPI") were assigned to Chevron U.S.A. Inc. ("Chevron") on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 98% of crude oil revenues from the Royalty Properties during 2009, and approximately 99% of crude oil revenues from the Royalty Properties during 2008 and 2007. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during 2009, and approximately 99% of total gas revenues from the Royalty Properties during 2008 and 2007.

        The Trust's share of Royalty income was reduced by approximately $320,329, $481,561 and $441,148 in 2009, 2008 and 2007, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. The funds available for the

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unit Holders (Continued)

fourth quarter distribution were severely negatively impacted by Hurricane Ike. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009. Similarly, on June 26, 2009, September 25, 2009, December 23, 2009 and March 23, 2010, the Trust announced there would be no trust distributions for the second, third and fourth quarters of 2009 or the first quarter of 2010, respectively.

        Set forth below are the quarterly distributions made by the Trust for 2009 and 2008.

	Distribution
Quarter	2009	2008
Fourth	$0	$739,849
Third	0	5,470,387
Second	0	2,619,375
First	0	4,469,043

        There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339, and, as currently expected, to redevelop the facility at Eugene Island 339. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the royalty on Eugene Island 339 is estimated to be approximately $13 million, $7.9 million of which had been incurred through December 31, 2009. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As of December 31, 2009, development and production costs of the Royalty exceeded the proceeds of production from the Royalty Properties by approximately $5.5 million. Significant development and production costs will continue to be incurred as Eugene Island 339 is redeveloped. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future.

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

Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account, approximately $7,923, $155,152 and $255,443 for 2009, 2008 and 2007, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2009, 2008 and 2007, approximately $4,306,275, $4,325,503 and $6,714,000, respectively, remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

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

        In 2009, there were no funds released from or deposited into the Special Cost Escrow account. In 2008, the Working Interest Owners refunded a net amount of approximately $2,388,061 from the Special Cost Escrow Account. In 2007, the Working Interest Owners refunded a net amount of approximately $125,391 from the Special Cost Escrow Account. The net deposits were made primarily due to changes in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

(6) Reserve For Future Trust Expenses

        The Trust made a determination in 1998 to maintain a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. During 2009, the Trust decreased its reserve by $970,211, to pay current expenses, for a reserve balance of $1,263,080 as of December 31, 2009. The reserve amount at December 31, 2008 was $2,233,291.

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

        The Trust Agreement further provides that, if necessary to provide for the payment of specific liabilities of the Trust then due, the Trustees may without a vote of the Unit holders (a) sell all or a portion of the Trust's interest in the Partnership or any other assets of the Trust for such cash consideration as the Trustees shall deem appropriate, (b) exercise their rights under the Partnership

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Reserve For Future Trust Expenses (Continued)

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

(8) Commitments and Contingencies

        The Managing General Partner of the Partnership has advised the Trust that, although the Working Interest Owners believe that they are in general compliance with applicable health, safety and environmental laws and regulations that have taken effect at the federal, state and local levels, costs may be incurred to comply with current and proposed environmental legislation that could result in increased operating expenses on the Royalty Properties.

(9) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The reserve study prepared by DeGolyer and MacNaughton as of October 31, 2009 does not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Trust relating thereto estimated to be approximately $13 million. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2009, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

        Estimated net proved reserves attributable to the net profits interest owned by the Partnership, as of October 31, 2009, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2008(2)	219,142	1,387,152
Revisions of Previous Estimates	(53,050)	(477,499)
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	0	0
Production(3)	(28,628)	(41,148)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2009(4)	137,464	868,505

(1)
There are no proved undeveloped reserves for the Royalty Properties.

(2)
Estimated Eugene Island 339 abandonment costs were not included.

(3)
Production was estimated based on the ratio as of October 31, 2008, of the Partnership's net profits interest in net reserves to the net reserves associated with the Partnership's net profits interest and the interests retained in the Royalty Properties by the Working Interest Owners. This ratio was then applied to the production net to the combined interests of the Partnership and the Working Interest Owners for the period from November 1, 2008, through October 31, 2009.

(4)
Estimated Eugene Island 339 abandonment costs were included

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were completely destroyed by the hurricane. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of the platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the Mineral Management Service (the "MMS") in response to Chevron's submission to the MMS of a program to restore production at Eugene Island 339. Chevron recently entered into an agreement with a third party for the redevelopment of Eugene Island Blocks 338 and 339. Chevron is the operator of Eugene Island Block 338; however, this property is not a Royalty Property. Three wells are planned to be commenced from a common open water location at Eugene 338 in the second quarter 2010. The information derived from these wells will be used, in part, to determine the size of the platform and topside facilities (production processing equipment) that are to cover both Eugene Island 338 and Eugene Island 339 as a common facility. If a platform is set, the current plan is to drill additional wells into Eugene Island 338 and Eugene Island 339. If Chevron determines that it is warranted, and the redevelopment plans are successful, first production at Eugene Island 339 is anticipated in the fourth quarter of 2012. Restoration of production at Eugene Island 338 and 339 is a complex process and cannot be assured at this time. If the initial three well drilling program is not successful, Chevron intends to reevaluate the redevelopment of Eugene

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

Island 338 and 339. At this point in time, there can be no assurance as to how or when, or if at all, production may be restored at Eugene Island 339. Based on the reserve study of DeGolyer and MacNaughton for the oil and gas reserves attributable to the Partnership as of October 31, 2007, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2007.

        The reserve volumes and revenue values attributable to the Partnership's royalty interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership's royalty interest and the retained interest of the Working Interest Owners in the Royalty Properties. Net reserves attributable to the Partnership's royalty interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the subject properties based on the ratio of the Partnership's interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership's royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership's royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership's royalty interest are located in the United States. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $13.1 million as of October 31, 2009 based on the reserve study of DeGolyer and MacNaughton.

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

        Distributable income for the Partnership for the periods ended December 31, 2009, 2008 and 2007 included Net Proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2009, 2008 and 2007, respectively.

(10) Related Party Transactions

        Each of the Working Interest Owners owns interests, for its own account, in leases that are in the same area as leases in which the Partnership has acquired or may acquire an interest. Such relationships may give rise to potential conflicts of interests in, among other things, the operation of such leases and in the acquisition and operation of any drainage leases acquired by a Working Interest Owner for its own account. Additionally, the Working Interest Owners and their affiliates are not prohibited from purchasing oil and gas produced from or attributable to any leases in which the Partnership has an interest.

        Crude oil sales to Chevron Corporation accounted for approximately 98% of total crude oil revenues from the Royalty Properties during 2009, and approximately 99% of total crude oil revenues from the Royalty Properties during 2008 and 2007. During the year ended December 31, 2009, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. During the years ended December 31, 2008 and 2007, approximately 99% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(10) Related Party Transactions (Continued)

        The Trust's share of Royalty income was reduced by approximately $320,000, $482,000 and $441,000 in 2009, 2008 and 2007, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2009, 2008 and 2007.

(11) Subsequent Events

        On March 23, 2010, the Trust issued a press release announcing that there would be no trust distribution for the first quarter of 2010 for unitholders of record on March 31, 2010.

(12) Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2009:
Royalty income	$0	$0	$0	$0
Distributable income	$0	$0	$0	$0
Distributions per Unit	$0.000000	$0.000000	$0.000000	$0.000000
2008*:
Royalty income	$5,067,521	$2,750,990	$5,627,452	$1,005,289
Distributable income	$4,469,043	$2,619,375	$5,470,387	$739,849
Distributions per Unit	$0.940552	$0.551272	$1.151294	$0.155708

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

Trustee's Annual Report on Internal Control over Financial Reporting

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

        The Corporate Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Corporate Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Corporate Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Corporate Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2009.

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

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of
TEL Offshore Trust
Austin, Texas

        We have audited the internal control over financial reporting of TEL Offshore Trust (the "Trust") as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporate Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        A trust's internal control over financial reporting is a process designed by, or under the supervision of, the trust's trustee, and effected by the Corporate Trustee and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the comprehensive basis of accounting described in Note 3 to the financial statements. A trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the comprehensive basis of accounting described in Note 3 of the financial statements, and that receipts and expenditures of the trust are being made only in accordance with authorization of the Corporate Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust's assets that could have a material effect on the financial statements.

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

        In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Trust and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Trust's basis of accounting.

/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2010

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

        The Trust does not have a board of directors, and therefore does not have an audit committee, an audit committee financial expert, a compensation committee or a nominating committee.

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2009.

Item 11.    Executive Compensation.

        During the year ended December 31, 2009, the Corporate Trustee received compensation from the Trust in an aggregate amount of $207,500. During the year ended December 31, 2009, each of the Individual Trustees received compensation from the Trust in an aggregate amount of $31,349. The Trust does not have any executive officers.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

        The Trust has no officers or directors. Accordingly, only holders of more than 5% of the Trust's Units are required to file reports with the SEC on Schedule 13D or Schedule 13G and holders of 10% or more of the Trust's Units are required to file initial and other reports with the SEC pursuant to Section 16 of the Securities Exchange Act of 1934. Based solely on a review of reports, the Trust is not aware of such holders as of March 30, 2010.

  (b)
  Security Ownership of Management.

        Not applicable.

  (c)
  Changes in Control.

        The Trust knows of no arrangements, including the pledge of securities of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Each of the Working Interest Owners owns interests, for its own account, in leases that are in the same area as leases in which the Partnership has acquired or may acquire an interest. Such relationships may give rise to potential conflicts of interests in, among other things, the operation of such leases and in the acquisition and operation of any drainage leases acquired by a Working Interest Owner for its own account. Additionally, the Working Interest Owners and their affiliates are not prohibited from purchasing oil and gas produced from or attributable to any leases in which the Partnership has an interest.

        Crude oil sales to Chevron Corporation accounted for approximately 98% of total crude oil revenues from the Royalty Properties during 2009, and approximately 99% of total crude oil revenues from the Royalty Properties during 2008 and 2007. During the year ended December 31, 2009, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. During the years ended December 31, 2008 and 2007, approximately 99% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

        The Trust's share of Royalty income was reduced by approximately $320,000, $482,000 and $441,000 in 2009, 2008 and 2007, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2009, 2008 and 2007. Chevron, as the Managing General Partner of the Partnership, was paid a management fee of $1,281,318 for 2009 by the Partnership.

Item 14.    Principal Accountant Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustees. The Trustees have appointed Deloitte & Touche, LLP, the member firm of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively "Deloitte") as the independent registered public accounting firm to audit the trust's financial statements for the fiscal year ending December 31, 2010. During fiscal 2009, Deloitte served as the Trust's independent registered public accounting firm and also provided certain tax services.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2009 and 2008 by Deloitte:

	2009	2008
Audit fees(1)	$210,000	$210,000
Audit-related fees	—	—
Tax fees(2)	9,050	10,500
All other fees	—	—

Total fees	$219,050	$220,500

(1)
Fees for audit services in 2009 and 2008 consisted of the audit of the Trust's annual financial statements and reviews of the Trust's quarterly financial statements. Services in 2009 and 2008 also included the attestation on the effectiveness of the Trust's internal control over financial reporting.

(2)
Fees for tax services billed in 2009 and 2008 consisted of tax compliance services.

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

			SEC File or Registration Number	Exhibit Number
4(a)	*	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(a)

4(b)	*	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(b)

4(c)	*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(c)

4(d)	*	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(d)

4(e)	*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(e)

10(a)	*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	10(a)

			SEC File or Registration Number	Exhibit Number
10(b)	*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(b)

10(c)	*	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(c)

10(d)	*	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10(d)

31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Reserve Study of DeGolyer & MacNaughton

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2010.

TEL OFFSHORE TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Signature		Date

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich, Vice President & Trust Officer	March 31, 2010
INDIVIDUAL TRUSTEES
/s/ DANIEL O. CONWILL, IV Daniel O. Conwill, IV, Individual Trustee		March 31, 2010
/s/ GARY C. EVANS Gary C. Evans, Individual Trustee		March 31, 2010
/s/ JEFFREY S. SWANSON Jeffrey S. Swanson, Individual Trustee		March 31, 2010

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