Form 10-Q
period 2010-09-30
TEL OFFSHORE TRUST
filed 2010-11-15
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

        As of November 12, 2010, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

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

i

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$573,151	$1,263,080
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,244,286 and $28,240,469, respectively	23,369	27,186

Total assets	$596,520	$1,290,266

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	573,151	1,263,080
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	23,369	27,186

Total liabilities and Trust corpus	$596,520	$1,290,266

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Royalty income	$—	$—	$—	$—
Interest income	20	203	168	1,158

	20	203	168	1,158
(Increase) decrease in reserve for future Trust expenses	237,784	234,564	689,929	776,355
General and administrative expenses	(237,804)	(234,767)	(690,097)	(777,513)

Distributable income	$—	$—	$—	$—

Distributions per Unit (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$24,611	$29,969	$27,186	$31,338
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Amortization of net overriding royalty interest	(1,242)	(871)	(3,817)	(2,240)

Trust corpus, end of period	$23,369	$29,098	$23,369	$29,098

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2009 and September 30, 2010, the reserve amount was $1,263,080 and $573,151, respectively;

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

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Trust Organization (Continued)

        The Trust is currently administered by The Bank of New York Mellon Trust Company, N.A. (the "Corporate Trustee"), which succeeded JPMorgan Chase Bank, N.A. as the corporate trustee, effective October 2, 2006 pursuant to an agreement under which The Bank of New York acquired substantially all of the corporate trust business of JPMorgan Chase (formerly known as The Chase Manhattan Bank), and Gary C. Evans, Jeffrey S. Swanson and Thomas H. Owen, Jr. (the "Individual Trustees"), as trustees (the "Trustees").

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

        This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the net overriding royalty interest, which is calculated on a units-of-production basis, is charged directly to Trust corpus since such amount does not affect distributable income.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Accounting (Continued)

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds (as defined below in Note 3) for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended September 30, 2009 would substantially represent the revenues and expenses from the Royalty Properties from May 2009 through July 2009. Similarly, any cash conveyed to the Trust from the Royalty during the quarter ended September 30, 2010 would substantially represent the revenues and expenses from the Royalty Properties from May 2010 through July 2010. However, there was no cash conveyed to the Trust from the Royalty Properties from either May 2009 through July 2009 or May 2010 through July 2010. The financial and operating information included in this Form 10-Q for the three months ended September 30, 2010 and September 30, 2009 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of May, June and July. Similarly, financial and operating information with respect to the Royalty Properties for the nine months ended September 30, 2010 and September 30, 2009 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November through July. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

        Set forth below are the quarterly distributions made by the Trust for 2010 and 2009.

Quarter	Distribution
2010:
Third	$0
Second	0
First	0
2009:
Fourth	$0
Third	0
Second	0
First	0

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. On March 25, 2009, the Trust announced there would be no distribution for the first quarter of 2009. Similarly, on June 26, 2009, September 25, 2009, December 23, 2009, March 23, 2010, June 23, 2010 and September 23, 2010, the Trust announced there would be no trust distributions for the second, third and fourth quarters of 2009 or the first, second and third quarters of 2010, respectively.

        There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Distributions to Unit Holders (Continued)

redevelopment. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 is estimated to be approximately $13 million, approximately $9.4 million of which had been incurred through September 30, 2010. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of September 30, 2010, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $6.3 million. Significant development and production costs will continue to be incurred if Eugene Island 339 is redeveloped. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty.

Note 5—Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net profits interest. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net profits interest to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the third quarter of 2010, there were no funds released or escrowed from the Special Cost Escrow account. As

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Special Cost Escrow Account (Continued)

of September 30, 2010, $4,306,846 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the third quarter of 2010, the Trust used $237,784 from the reserve account for current expenses, leaving a reserve balance as of September 30, 2010 of $573,151, or approximately 67% of the average annual expenses of the Trust during the three-year period ended September 30, 2010. The reserve amount at December 31, 2009 was $1,263,080, or approximately 1.7 times the average annual expenses of the Trust during the three-year period ended December 31, 2009.

        There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. Absent the receipt of Net Proceeds or other actions being taken, at some point in 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. While the ultimate outcome cannot be determined at this time, the Trust will likely not receive a distribution of Net Proceeds prior to depleting its cash reserves for payment of obligations of the Trust. As such, the Trustees may take certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        Pursuant to the terms of the Trust Agreement, the Trustees, on behalf of the Trust, are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no further distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. However, there can be no assurance as to the terms and conditions of any such financing, or that any such financing can actually be obtained.

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

Three Months Ended September 30, 2010 and 2009

        There were no distributions to the Unit holders for the three months ended September 30, 2010 and 2009.

        Crude oil and condensate revenues increased $704,145, or 26%, to $3,420,889 in the third quarter of 2010 from $2,716,744 in the third quarter of 2009, due to increased realized prices. Oil volumes during the third quarter of 2010 decreased 6% to 42,811 barrels, compared to 45,222 barrels of oil produced in the third quarter of 2009, due primarily to a 36-day shut-in for pipeline repairs at Ship Shoal 182/183 during the second quarter of 2010. The average price received for crude oil and condensate increased 33%, or $19.83, to $79.91 per barrel in the third quarter of 2010 from $60.08 per barrel in the third quarter of 2009.

        Gas revenues increased $207,311, or 654%, to $239,020 in the third quarter of 2010 from $31,709 in the third quarter of 2009, due primarily to increased production at Ship Shoal 182/183. Gas volumes during the third quarter of 2010 increased 536% to 52,524 Mcf, compared to 8,255 Mcf produced in the third quarter of 2009. The average price received for natural gas was $4.55 per Mcf in the third quarter of 2010 compared to $3.84 per Mcf in the third quarter of 2009. Gas products revenue increased $55,791, or 1,482%, to $59,555 in the third quarter of 2010 from $3,764 in the third quarter of 2009 due primarily to increased production at Ship Shoal 182/183. Gas products volumes during the third quarter of 2010 increased 1,246% to 60,757 gallons, compared to 4,515 gallons in the third quarter of 2009.

        Capital expenditures decreased by $287,730, or 61%, from $473,515 in the third quarter of 2009 to $185,785 in the third quarter of 2010. The higher amount of capital expenditures during the third quarter of 2009 primarily relate to an oil tank replacement and a gas panel upgrade at Ship Shoal 182/183.

        Operating expenses decreased by $1,398,064, or 21%, from $8,192,655 in the third quarter of 2009 to $6,794,591 in the third quarter of 2010, due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in the third quarter of 2010 as compared to the third quarter of 2009.

        The Royalty Properties had undistributed net loss of $3,582,155 in the third quarter of 2010.

        In the third quarter of 2010, there were no funds released or escrowed from the Special Cost Escrow account. As of September 30, 2010, $4,306,846 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

        In the third quarter of 2009, there were no funds released or escrowed from the Special Cost Escrow account. As of September 30, 2009, $4,306,985 remained in the Special Cost Escrow account.

Nine Months Ended September 30, 2010 and 2009

        There were no distributions to the Unit holders for the nine months ended September 30, 2010 and 2009.

        Crude oil and condensate revenues increased $4,037,049, or 73%, to $9,576,368 in the first nine months of 2010 as compared to $5,539,319 for the same period in 2009, due primarily to increased production at Ship Shoal 182/183 and increased realized prices. Oil volumes increased 25% to 123,586 barrels in the first nine months of 2010 from 99,207 barrels in the first nine months of 2009. The revenues and volumes for the first nine months of 2009 reflect credits associated with an audit for prior periods for $224,511 in revenues and 311 barrels. The average price received for crude oil and condensate increased 39%, or $21.65, to $77.49 per barrel in the first nine months of 2010 from $55.84 per barrel in the first nine months of 2009. Prior to taking into account such adjustments to revenues and volumes in the first nine months of 2009, the average price received for crude oil and condensate would have been $53.74 per barrel in the first nine months of 2009.

        Gas revenues increased $181,618, or 21%, to $1,049,689 in the first nine months of 2010 from $868,071 for the same period in 2009, due primarily to increased production a Ship Shoal 182/1813. Gas volumes increased 49% to 209,345 Mcf in the first nine months of 2010 from 140,625 Mcf for the same period in 2009. The revenues and volumes for the first nine months of 2009 reflect net credits of $808,484 in revenues and 127,711 Mcf of gas for prior adjustments. The average price received for natural gas decreased 19%, or $1.16, to $5.01 per Mcf in the first nine months of 2010 from $6.17 per Mcf in the same period of 2009. Prior to taking into account such adjustments to revenues and volumes in the first nine months of 2009, the average price received for natural gas would have been $4.61 per Mcf in the first nine months of 2009. Gas products revenue decreased $21,613, or 11%, to $177,777 in the first nine months of 2010 from $199,390 in the same period of 2009, due primarily to an decrease in production volume of 24,522 gallons, or 14%, to 152,903 gallons in the first nine months of 2010 from 177,425 gallons in the same period of 2009.

        Capital expenditures decreased $479,125, or 63%, from $760,903 in the first nine months of 2009 to $281,778 in the same period of 2010. The higher amount of capital expenditures during the first nine months of 2009 related primarily to repairs of damages caused by Hurricane Ike in September 2008. Reflected in the capital expenditures for the first nine months of 2009 is a refund of $59,794 for certain prior period audit adjustments.

        Operating expenses decreased by $10,534,219, or 41%, from $25,482,586 in the first nine months of 2009 to $14,948,367 in the first nine months of 2010, due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in the first nine months of 2010 as compared to the first nine months of 2009. Reflected in the operating expenses for the first nine months of 2009 are cost allocation refunds of an aggregate of $115,252 for certain prior period adjustments. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $950,091 and $758,946 for the first nine months of 2009 and the first nine months of 2010, respectively.

        The Royalty Properties had undistributed net loss of $4,426,312 for the nine months ended September 30, 2010.

        In the first nine months of 2010 and 2009, no funds were released or escrowed from the Special Cost Escrow account.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. The Trust has previously determined that a cash reserve equal to approximately three times the average annual expenses of the Trust during each of the then past three years was sufficient to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the

Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the third quarter of 2010, the Trust used $237,784 from the reserve for current expenses, leaving a reserve balance as of September 30, 2010 of $573,151, or approximately 67% of the average annual expenses of the Trust during the three-year period ended September 30, 2010. The reserve amount at December 31, 2009 was $1,263,080, or approximately 1.7 times the average annual expenses of the Trust during the three-year period ended December 31, 2009. See "—Liquidity and Capital Resources" for a discussion of certain potential alternatives available to the Trustees for obtaining cash for Trust expenses.

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

Operational Review

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 47% of such revenues for the nine months ended September 30, 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 41% of such revenues for the nine months ended September 30, 2008. Based on a prior year reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2007. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the second quarter of 2012. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 is estimated to be approximately $13 million, approximately $9.4 million of which had been incurred through September 30, 2010. Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation of production (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek a Suspension of Operations, or "SOP," that, if approved by the regional supervisor of the Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEM," formerly the Minerals Management Service), allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Chevron, as the operator of Eugene Island 339, sought and obtained an SOP that provides for the redevelopment of Eugene Island 339 and the adjacent lease, Eugene Island 338 (which is not a Royalty Property), as a single development project. The SOP extends the lease on Eugene Island 339 until November 30, 2010, as long as certain milestones are met. Such milestones include the awarding of a front-engineering contract, which was completed in February 2010, the completion of front-end engineering and design work, which was completed in July 2010, and the awarding of contracts for the fabrication of the platform, substructure, and equipment by November 30, 2010. Chevron is required to provide the BOEM with periodic updates on Chevron's progress on such redevelopment. Although the existing SOP expires on November 30, 2010, the BOEM has acknowledged that production will not be restored at Eugene Island 339 until October 2012. Therefore, Chevron must submit, and obtain approval by the regional supervisor of the BOEM of, a new SOP prior to November 30, 2010 to proceed with the redevelopment of Eugene Island 338 and 339. The Trust understands that Chevron presently intends to submit a new SOP prior to November 30, 2010. However, there can be no assurance that Chevron will submit a new SOP prior to November 30, 2010 or that the BOEM will approve any such SOP. In December 2009, Chevron entered into an agreement with a third party to assist in the redevelopment of Eugene Island 338 and 339. The redevelopment plan provided that three wells were to be drilled from a common open water location in Eugene Island 338 in the second quarter of 2010. The first well of the three-well drilling program has been drilled. Drilling activity has been suspended and the drilling rig moved off location pending the approval of drilling permits under the new guidelines issued by the BOEM on June 8, 2010 pursuant to Notice to Lessees No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS". The information derived from these wells is to be used, in part, to determine the size of the platform and the required production processing equipment. If the three wells are successful and a platform is set, the plan is to drill wells into Eugene Island 339 and additional wells in Eugene Island 338 from the proposed platform. If Chevron determines that it is warranted, and the redevelopment plans are successful, first production at Eugene Island 339 is anticipated in the fourth quarter of 2012. Restoration of production at Eugene Island 338 and 339 is a complex process and cannot be assured at this time. If the initial three-well drilling program is not timely and fully prosecuted or is not successful, Chevron intends to reevaluate the redevelopment of Eugene Island 338 and 339. The costs for such a redevelopment would be significant. While Chevron has stated that it intends to redevelop Eugene Island 338 and 339, there is no obligation for Chevron to continue to pursue such redevelopment. Failure or inability to pursue such a redevelopment, and on the timeframes approved by the BOEM, could result in a loss of the lease. At this time, there can be no assurance that production will be restored at Eugene Island 339. Additionally, the Trust cannot predict at this time the impact, if any, that the oil spill in the U.S. Gulf of Mexico related to the sinking of the Deepwater Horizon drilling rig may have on the operations of the Royalty Properties, particularly a redevelopment of Eugene Island 339. See "Risk Factors" under Item 1A of this Form 10-Q.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 51% of such revenues for the nine months ended September 30, 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 42% of such revenues for the nine months ended September 30, 2008. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September 2009 for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182 and 183 were restored on October 8, 2009 following completion of such additional repairs. Oil and gas production at Ship Shoal 182/183 ceased in March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Such oil pipeline has since been repaired and Ship Shoal 182/183 was reopened on May 1, 2010 after a 36-day shut-in.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron, as the Managing General Partner of the Partnership, understands that, as a result of the cessation of production at West Cameron 643 due to the damages inflicted by Hurricane Ike to a third-party transporter's pipeline, Hilcorp submitted to the BOEM a program to restore production at West Cameron 643 and that such request was granted. The approval by the BOEM expired by its terms on May 31, 2010, and Chevron understands that Hilcorp submitted to the BOEM a request for an extension but that such request was denied. Accordingly, the lease for West Cameron 643 expired on May 31, 2010. Chevron understands that the plugging and abandonment of the wells and related infrastructure at West Cameron 643 is expected to commence in late 2010 or early 2011, with a deadline to complete such activities of June 1, 2011. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and the field operator has informed Chevron that field abandonment work, including the related wells, equipment platforms and any field infrastructure, will commence within one year of such date.

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

Three Months Ended September 30, 2010 and 2009

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

        Ship Shoal 182/183 crude oil revenues increased from $2,638,386 in the third quarter of 2009 to $3,259,209 in the third quarter of 2010, due to an increase in the average crude oil price received from $60.14 per barrel in the third quarter of 2009 to $80.15 per barrel for the same period in 2010. Net crude oil production decreased from 43,868 barrels in the third quarter of 2009 to 40,666 barrels in the third quarter of 2010. Gas revenues increased from $22,265 in the third quarter of 2009 to $218,627 in the third quarter of 2010. Gas production increased from 5,759 Mcf in the third quarter of 2009 to 47,160 Mcf in the third quarter of 2010. The lack of gas production in the third quarter of 2009 was due to the cessation of production in September 2008 resulting from damages inflicted by Hurricane Ike. Capital expenditures decreased from $473,116 in the third quarter of 2009 to $154,983 in the third quarter of 2010. The higher amount of capital expenditures during the third quarter of 2009 primarily relate to an oil tank replacement and a gas panel upgrade. Operating expenses increased from $611,048 in the third quarter of 2009 to $1,526,681 for the same period in 2010 due primarily to an unsuccessful well workover and continuing repair costs related to damages inflicted by Hurricane Ike.

        Eugene Island 339 net crude oil revenues and volumes were $0 for the third quarter of 2010 and 2009. Gas revenues and volumes were $0 in the third quarter of 2010 and 2009. Capital expenditures decreased from $367 in the third quarter of 2009 to $0 in the third quarter of 2010. Capital expenditures made during the third quarter of 2009 relate primarily to damages inflicted by Hurricane Ike. Operating expenses decreased from $7,452,444 in the third quarter of 2009 to $5,259,967 in the third quarter of 2010, due primarily to less well and platform abandonment work being conducted in the third quarter of 2010 as compared to the third quarter of 2009.

        West Cameron 643 gas revenues were $0 in the third quarter of 2009 and in the third quarter of 2010. Gas volumes were 0 Mcf in the third quarter of 2009 and 2010 as a result of the field being shut-in following Hurricane Ike in September 2008. Operating expenses decreased from $121,969 in the third quarter of 2009 to $13,391 for the same period in 2010. Capital expenditures decreased from $7,884 in the third quarter of 2009 to $0 for the same period in 2010.

        South Timbalier 37/27 crude oil revenues increased from $78,257 in the third quarter of 2009 to $89,497 for the same period in 2010 due primarily to an increase in realized oil prices. There was a decrease in crude oil production volumes to 1,124 barrels in the third quarter of 2010 from 1,350 barrels in the third quarter of 2009. The average crude oil price received increased from $57.95 per barrel in the third quarter of 2009 to $79.65 per barrel in the third quarter of 2010. Gas revenues increased from $8,838 in the third quarter 2009 to $12,274 in the third quarter of 2010 due primarily to an increase in gas production and an increase in realized gas prices. There was an increase in natural gas volumes from 2,370 Mcf in the third quarter of 2009 to 2,816 Mcf in the third quarter of 2010. The average natural gas price received increased from $3.73 per Mcf in the third quarter of 2009 to $4.36 per Mcf in the third quarter of 2010. Capital expenditures increased from $32 in the third quarter of 2009 to $30,802 in the third quarter of 2010, due primarily to well workovers. Operating expenses increased from $7,193 in the third quarter of 2009 to $7,942 in the third quarter of 2010.

Nine Months Ended September 30, 2010 and 2009

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $5,111,927 in the first nine months of 2009 to $9,226,960 in the same period in 2010, due to an increase in net crude oil production from 95,057 barrels in the first nine months of 2009 to 118,950 in the same period of 2010, and an increase in the average crude oil price from $53.78 per barrel in the first nine months of 2009 to $77.57 per barrel for the same period in 2010. Gas revenues increased from $747,985 in the first nine months of 2009 to $1,006,631 in the same period of 2010. Gas production increased from 5,759 Mcf in the first nine months of 2009 to 199,539 Mcf in the same period of 2010. However, there was an audit adjustment made in the first quarter of 2009, which resulted in the recognition of $725,720 in gas revenues associated with 107,416 Mcf of gas from a prior period. The natural gas sales price was $3.87 per Mcf in the first nine months of 2009, excluding the audit adjustment made during 2009, compared to $5.04 per Mcf in the first nine months of 2010. Capital expenditures decreased from $500,559 in the first nine months of 2009 to $243,438 in the same period of 2010. The higher capital expenditures during the first nine months of 2009 primarily relate to an oil tank replacement and a gas panel upgrade. Operating expenses increased from $2,009,644 in the first nine months of 2009 to $3,045,054 for the same period in 2010 due primarily to an unsuccessful well workover during the third quarter of 2010 and continuing repair costs related to damages inflicted by Hurricane Ike.

        Eugene Island 339 net crude oil revenues decreased from $38,544 in the first nine months of 2009 to $0 for the same period in 2010, due to a decrease in volumes from 318 barrels in the first nine months of 2009 to 0 barrels in the first nine months of 2010. However, there was no actual crude oil production during the first nine months of 2009 and such crude oil revenues and production volumes are entirely from an audit adjustment made in the first quarter of 2009 and associated with a prior period. Gas revenues decreased from $170,231 in the first nine months 2009 to $0 for the same period in 2010, due to a decrease in natural gas volumes from 33,296 Mcf in the first nine months of 2009 to 0 Mcf for the same period in 2010. However, there was no actual gas production during the first nine months of 2009 and such gas revenues and volumes are entirely from an audit adjustment made in the first quarter of 2009 and associated with a prior period. Capital expenditures decreased from $180,456 in the first nine months of 2009 to $(8,582) in the same period in 2010. The higher capital expenditures during the first nine months of 2009 reflect costs associated with damages caused by Hurricane Ike. Capital expenditures for the first nine months of 2010 reflect credits of $8,582 associated with the workover of a well during a prior period and an invoice correction related to well abandonment. Operating expenses decreased from $21,672,896 in the first nine months of 2009 to $10,944,143 in the same period in 2010, due primarily to less well and platform abandonment work being conducted in the first nine months of 2010 as compared to the first nine months of 2009.

        West Cameron 643 gas revenues increased from ($87,518) in the first nine months of 2009 to $5,244 for the same period in 2010. Gas volumes increased from (13,001) Mcf in the first nine months of 2009 to 0 Mcf for the same period in 2010. There was no actual gas production during the first nine months of 2009 and 2010 as a result of the field being shut-in following Hurricane Ike in September 2008. The revenues and volumes for the first nine months of 2009 are a result of debits to correct an error in revenue allocation in August 2008. The positive revenues for the first nine months of 2010 are the result of a correction to a prior period audit adjustment made in the first quarter of 2009. Operating expenses decreased from $862,299 for the first nine months of 2009 to $173,152 for the same period in 2010, and capital expenditures were $135,291 for the first nine months of 2009 and $0 for the first nine months of 2010, as the field was shut-in after Hurricane Ike in September 2008 as a result of damages to a third-party transporter's pipeline.

        South Timbalier 37/27 crude oil revenues increased from $194,278 in the first nine months of 2009 to $256,874 for the same period in 2010 due primarily to an increase in the average crude oil price received from $51.69 per barrel in the first nine months of 2009 to $77.08 per barrel for the same period in 2010. There was a decrease in crude oil production volumes to 3,333 barrels in the first nine months of 2010 from 3,759 barrels in the first nine months of 2009. Gas revenues increased from $32,179 in the first nine months of 2009 to $34,207 in the first nine months of 2010 due primarily to an increase in natural gas volumes from 6,416 Mcf in the first nine months of 2009 to 7,114 Mcf in the first nine months of 2010. The natural gas sales price was $5.02 per Mcf in the first nine months of 2009 compared to $4.81 per Mcf in the first nine months of 2010. Capital expenditures increased from $(55,403) in the first nine months of 2009 to $46,921 in the first nine months of 2010 after taking into account a $56,263 credit in 2009 for a prior period audit adjustment. The capital expenditures during the first nine months of 2010 relate primarily to well workovers. Operating expenses increased from $(12,105) in the first nine months of 2009 to $27,070 in the first nine months of 2010 after taking into account a $36,992 credit in 2009 for a prior period audit adjustment.

Liquidity and Capital Resources

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $13.1 million as of October 31, 2009. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. The Trust has not received a distribution of Net Proceeds since December 2008. Consequently, the Trust has not made a distribution to Unit holders for seven consecutive quarters, or since January 9, 2009. On September 23, 2010, the Trust announced there would be no trust distributions for the third quarter of 2010. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future.

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

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September 2009 for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182 and 183 were restored on October 8, 2009 following completion of such additional repairs. Production ceased at Ship Shoal 182/183 in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Such pipeline was repaired and Ship Shoal 182/183 was reopened on May 1, 2010 after a 36-day shut-in. See "—Operations" for a more detailed discussion of Ship Shoal 182/183.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron understands that the operator of West Cameron 643 submitted to the BOEM a request for an extension of the program to restore production but that such request was denied. Accordingly, the lease for West Cameron 643 expired on May 31, 2010. Chevron understands that the plugging and abandonment of the wells and related infrastructure at West Cameron 643 is expected to commence in late 2010 or early 2011, with a deadline to complete such activities of June 1, 2011. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and the field operator has informed Chevron that field abandonment work, including the related wells, equipment platforms and any field infrastructure, will commence within one year of such date. See "—Operations" for a more detailed discussion of West Cameron 643 and East Cameron 371.

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 is estimated to be approximately $13 million, approximately $9.4 million of which had been incurred through September 30, 2010. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of September 30, 2010, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $6.3 million. Significant development and production costs will continue to be incurred if Eugene Island 339 is redeveloped. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations."

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

        The reserve amount at September 30, 2010 was $573,151, or approximately 67% of the average annual expenses of the Trust during the three-year period ended September 30, 2010. The reserve amount at December 31, 2009 was $1,263,080, or approximately 1.7 times the average annual expenses of the Trust during the three-year period ended December 31, 2009. As described herein, there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. Absent the receipt of Net Proceeds or other actions being taken, at some point in 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. While the ultimate outcome cannot be determined at this time, the Trust will likely not receive a distribution of Net Proceeds prior to depleting its cash reserves for payment of obligations of the Trust. As such, the Trustees may take certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        Pursuant to the terms of the Trust Agreement, the Trustees, on behalf of the Trust, are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no further distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. However, there can be no assurance as to the terms and conditions of any such financing, or that any such financing can actually be obtained.

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

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2009 future net revenues attributable to the Trust's Royalty interests were estimated at $13.1 million. Estimates of proved oil and gas reserves attributable to the Partnership's Royalty interest are based on existing economic and operating conditions in effect at October 31, 2009 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 65% of the future net revenues from the Royalty Properties are expected to be received by the Trust by October 31, 2012. The reserve study does not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Trust relating thereto estimated to be approximately $13 million, approximately $9.4 million of which had been incurred through September 30, 2010. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2009. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special

Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the third quarter of 2010, there were no funds released or escrowed from the Special Cost Escrow account. As of September 30, 2010, $4,306,846 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

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

	Royalty Properties Three Months Ended September 30,(1)
	2010	2009
Crude oil and condensate (bbls)	42,811	45,222
Natural gas and gas products (Mcfe)	61,204	8,900
Crude oil and condensate average price, per bbl	$79.91	$60.08
Natural gas average price, per Mcf (excluding gas products)	$4.55	$3.84
Crude oil and condensate revenues	$3,420,889	$2,716,744
Natural gas and gas products revenues	298,575	35,473
Production expenses	(7,115,834)	(8,535,496)
Capital expenditures	(185,785)	(473,516)
Undistributed net loss (income)(2)	(3,573,884)	6,247,115
Refund of (provision for) Special Cost Escrow	(8,271)	9,680

Net Proceeds	—	—
Royalty interest	x25%	x25%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty income	$—	$—

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

	Royalty Properties Nine Months Ended September 30,
	2010	2009
Crude oil and condensate (bbls)	123,586	99,221
Natural gas and gas products (Mcfe)	231,188	165,971
Crude oil and condensate average price, per bbl	$77.49	$55.83
Natural gas average price, per Mcf (excluding gas products)	$5.31	$6.43
Crude oil and condensate revenues	$9,576,368	$5,539,319
Natural gas and gas products revenues	1,227,465	1,067,461
Production expenses	(14,948,367)	(25,482,586)
Capital expenditures	(281,778)	(760,904)
Undistributed net loss (income)(1)	4,417,280	19,538,783
Refund of (provision for) Special Cost Escrow	9,032	97,927

Net Proceeds	—	—
Royalty interest	x25%	x25%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$—	$—

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

        The Trust may borrow money to pay expenses of the Trust. Additionally, if development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Consequently, the Trust will be exposed to interest rate market risk should it borrow money to pay expenses and to the extent that development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of September 30, 2010, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $6.3 million.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended September 30, 2010, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

         The Trust continues to utilize its cash reserves to pay expenses, and there are not likely to be Net Proceeds distributed to the Trust for the foreseeable future. Absent the receipt of Net Proceeds, or other actions being taken, at some point in 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. As such, the Trustees may take certain actions on behalf of the Trust that could materially impact the Unit holders, including borrowing money, selling all or a part of the Trust's interest in the Partnership, exercising their rights to dissolve the Partnership or causing the sale by the Partnership of the Royalty owned by the Partnership.

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. The Trust has not received a distribution of Net Proceeds since December 2008, and there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. The Trust continues to utilize its cash reserves to pay expenses; however, as of September 30, 2010, those reserves were approximately 67% of the average annual expenses of the Trust during the three-year period ended September 30, 2010. Absent the receipt of Net Proceeds, or other actions being taken, at some point in 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. While the ultimate outcome cannot be determined at this time, the Trust will likely not receive a distribution of Net Proceeds prior to depleting its reserves for payment of obligations of the Trust. As such, the Trustees may take certain actions on behalf of the Trust that could materially impact the Unit holders. Such actions include borrowing money, selling all or a part of the Trust's interest in the Partnership, exercising their rights to dissolve the Partnership or causing a sale by the Partnership of the Royalty owned by the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 2 of this Form 10-Q.

         The Deepwater Horizon incident in the U.S. Gulf of Mexico and its consequences could have a material adverse effect on the Royalty income payable to the Trust.

        On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig, the Deepwater Horizon, sank after a blowout and fire at the Macondo wellsite. In response to such incident, the BOEM issued Notices to Lessees, or "NTLs," implementing additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico and has delayed the approval of applications to drill in both deep-water and shallow-water areas.

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

Date: November 15, 2010

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