Form 10-K
period 2010-12-31
TEL OFFSHORE TRUST
filed 2011-03-31
CIK 97148

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $8,362,658 based on a June 30, 2010 closing sales price of $1.76.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of March 30, 2011, there were 4,751,510 Units of Beneficial Interest in TEL Offshore Trust outstanding.

Documents Incorporated By Reference: None

Note Regarding Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Although the Managing General Partner of the Partnership (as defined below) has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Risks factors that may affect actual results and Trust distributions include, without limitation:

  •
  The Trust's utilization of its cash reserves to pay expenses and the lack of net proceeds received by the Trust;

  •
  Commodity price fluctuations;

  •
  Uncertainty of estimates of oil and gas production;

  •
  Uncertainty of future production and development costs;

  •
  Operating risks for Working Interest Owners, including drilling and environmental risks;

  •
  Delays and costs in connection with repairs and replacements of hurricane-damaged facilities and pipelines;

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

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

General

        The TEL Offshore Trust, which we refer to herein as the "Trust", created under the laws of the State of Texas, maintains its offices at the office of The Bank of New York Mellon Trust Company, N.A., whom we refer to as the "Corporate Trustee", 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Corporate Trustee is 1-800-852-1422. The Bank of New York Mellon Trust Company, N.A. succeeded JPMorgan Chase Bank, N.A. as the Corporate Trustee effective October 2, 2006 pursuant to an agreement under which The Bank of New York Mellon Trust Company acquired substantially all of JPMorgan Chase's corporate trust business. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original corporate trustee,

Texas Commerce Bank National Association. Gary C. Evans, Thomas H. Owen, Jr. and Jeffrey S. Swanson serve as individual trustees of the Trust and are referred to herein as the "Individual Trustees". The Individual Trustees and the Corporate Trustee may be referred to hereinafter collectively as the "Trustees."

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

        As of March 30, 2011, a total of 4,751,510 units of beneficial interest in the Trust, which we refer to herein as "Units", were issued and outstanding. The Units traded on the Nasdaq Capital Market, or "NASDAQ", from August 31, 2001 through January 2, 2011. Previously the Units were traded on the OTC Bulletin Board and on the pink sheets. On January 3, 2011, the Units were suspended from trading by the NASDAQ and the Trust filed a Form 25 with the SEC to announce the voluntary delisting of the Units. In an effort to reduce expenses, the Trustees determined that it was in the best interest of the Trust to voluntarily delist the Units and to cause the Units to no longer be traded on the NASDAQ. Since January 3, 2011, the Units have been quoted on the OTCQB™ Marketplace, which is an electronic quotation service operated by Pink OTC Markets Inc. for securities traded over-the-counter. From inception of the Trust to December 31, 2010, distributions to Unit holders totaled approximately $138,742,000 or approximately $29.20 per Unit; however, the Trust had not made a distribution to Unit holders since January 9, 2009. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" in Item 7 of this Form 10-K and Note 4 to the Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainties of the Trust's future distributions.

        The terms of the TEL Offshore Trust Agreement, which we refer to herein as the "Trust Agreement", provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders or if necessary to provide for the payment of liabilities of the Trust; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $19.8 million as of October 31, 2010 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers. (See "Termination of the Trust" and Note 9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $19.8 million as of October 31, 2010. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. The Trust has not received a distribution of Net Proceeds since December 2008. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. Absent the receipt of Net Proceeds or other actions being taken, at some time in the early part of the second quarter of 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. As such, the Trustees may take certain actions, on behalf of the Trust as permitted under the Trust Agreement, that could materially impact the Unit holders. Such actions include the potential borrowing of funds, which may be secured by the Trust's assets, or the sale of all or a part of the Trust's interests in the Partnership or causing the Partnership to sell all or a part of the Royalty. On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needs funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. The Trustees are also seeking a loan to the Trust to be able to pay liabilities of the Trust. There can be no assurance that such a loan will be obtained or that such a sale of interests in the Royalty can be consummated or that $2,000,000 in proceeds can be obtained, or as to the terms, conditions and timing of such a loan or of the sale of interests in the Royalty. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this Form 10-K.

        The Royalty Properties are required to be operated in accordance with standards applicable to a prudent oil and gas operator. The Working Interest Owners are free to transfer their working interest in any of the Royalty Properties (burdened by the Royalty) to third parties. The Working Interest Owners are also free to enter into farm-out agreements whereby a Working Interest Owner would transfer a portion of its interest (unburdened by the Royalty) while retaining a lesser interest (burdened by the Royalty) in return for the transferee's obligation to drill a well on the Royalty Properties. The Working Interest Owners have the right to abandon any well or lease, and upon termination of any lease, the part of the Royalty relating thereto will be extinguished. The Working Interest Owners are primarily the operators of the respective Royalty Properties although certain other parties are, and have also been, operators for the Royalty Properties.

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

Distributions

        The Trustees distribute the Trust's income pro rata for each calendar quarter within 10 days after the end of each calendar quarter. Distributions of the Trust's income are made to Unit holders of record on the Quarterly Record Date, which is the last business day of each quarterly period, or such later date as the Trustees determine is required to comply with legal requirements. The Trustees determine for each quarterly period the amount available for distribution. Such amount (the "Quarterly Income Amount") consists of the cash received from the Royalty during the quarterly period plus any other cash receipts of the Trust, less the obligations of the Trust paid during the quarterly period, and adjusted for changes made by the Trust during the quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. In 1994, in anticipation of future periods when the cash received from the Royalty may not be sufficient for payment of Trust expenses, the Trust determined, in accordance with the Trust Agreement, to begin further increasing the Trust's cash reserve each quarter. In the first quarter of 1998, the Trust determined that the Trust's cash reserve was then sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The Trust determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years was sufficient at such time to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at December 31, 2010 and 2009 was $352,017 and $1,263,080, respectively. The Trust has not received a distribution from the Partnership for Net Proceeds since December 2008; thus, the Trust has not made a distribution to Unit holders since January 9, 2009. As described herein, there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. Absent the receipt of Net Proceeds or other actions being taken, at some time in the early part of the second quarter of 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this Form 10-K.

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

        With respect to sales certificates issued by the Federal Energy Regulatory Commission, which we refer to herein as the "FERC", although the FERC has the power to compel refunds, it has not compelled refunds from overriding royalty interest owners with respect to gas price overcharges. However, future laws, regulations or judicial decisions might permit the FERC or other governmental agencies to require such refunds from overriding royalty interest owners or create filing, reporting or certification obligations with respect to a trust created for such overriding royalty interest owners. Moreover, other parties, such as oil or gas purchasers, may be able to instigate private lawsuits or other legal action to compel refunds from overriding royalty interest owners with respect to oil or gas pricing overcharges.

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

        Therefore, the Trustees consider the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for federal income tax purposes. The Corporate Trustee, 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Units on behalf of Unit holders, and not the Trustees of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Units.

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

Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a Unit will result in capital gain or loss measured by the difference between the tax basis in the Unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a Unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the Unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the Unit was held by the Unit holder as a capital asset, either long-term or short-term depending on the holding period of the Unit. This capital gain or loss will be long-term if a Unit holder's holding period for the Unit exceeds one year at the time of sale or exchange. Capital gain or loss will be short-term if the Unit has not been held for more than one year at the time of sale or exchange. Under law as of March 30, 2011, long-term capital gain generally will be subject to a maximum U.S. federal income tax rate of 15%. The deductibility of capital losses are subject to certain limitations.

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

        Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statute. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts and partnerships that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as "passive entities." The Trust should be exempt from Texas franchise tax as a "passive entity." Since the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its Texas portion of Trust revenues in its own Texas franchise tax computation. Each Unit holder is urged to consult its own tax advisor regarding its possible Texas franchise tax liability.

TERMINATION OF THE TRUST

        The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $19.8 million as of October 31, 2010, based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers, discussed herein. Such reserve study does not include any reserves or volumes attributable to Eugene Island 339; however, it does include estimated costs of approximately $13 million, which represent the Partnership's percentage share of the total plugging and abandonment costs related to Eugene Island 339, and without giving credit for an expected approximately $612,000 of insurance proceeds received by Chevron and to be allocated for the benefit of the Partnership with respect to Eugene Island 339. Based on the DeGolyer and MacNaughton reserve study, as of October 31, 2010, it is estimated that approximately 66% of future net revenues from the Royalty Properties are expected to be generated during the next three years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the summary of the DeGolyer and MacNaughton reserve study included in Item 1 of this Form 10-K. The reserve study is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues, nor are any capital expenditures included for any redevelopment of Eugene Island 339. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

						Gross Wells Drilled as of October 31, 2010
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

(1)
As of both October 31, 2010 and December 31, 2010, there were no wells in the process of being drilled.

(2)
As of both October 31, 2010 and December 31, 2010, there were 53 producing wells: 1 gas well and 11 oil wells associated with Ship Shoal, 2 gas wells and 2 oil wells associated with South Timbalier 36, 4 gas wells and 30 oil wells associated with South Timbalier 37, one gas well at East Cameron 381, and one gas well and one oil well at Eugene Island 342/343. All Eugene Island 339 wells were destroyed by Hurricane Ike in September 2008.

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

(6)
West Cameron 643 was sold to Hilcorp Energy Company, effective August 1, 2008. The lease for West Cameron 643 expired on May 31, 2010. Abandonment work remains to be completed.

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

(10)
This lease expired in 1996.

(11)
East Cameron 371 was sold to ERT, effective July 1, 2007. Included in this sale was East Cameron 381, in which the Partnership does not own an interest. The Royalty includes East Cameron A1 and A3 wells, which are located on East Cameron 381 but were produced from East Cameron 371. The wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010. Abandonment work remains to be completed.

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

(20)
Represents the total gross acreage for all properties subject to the lease at Ship Shoal 183.

        The following is a summary of the number of developmental and exploratory wells drilled on the Royalty Properties during the last three years:

	Year Ended December 31,
	2008			2009			2010
	Gross		Net	Gross		Net	Gross	Net
Developmental:
Oil wells	1	(1)	.3	1	(1)	.3	0	0
Natural gas wells	1	(2)	.3	1.3			0	0
Non-productive	0		0	0		0	0	0

Exploratory:
Oil wells	0		0	0		0	0	0
Natural gas wells	0		0	0		0	0	0
Non-productive	0		0	0		0	0	0

Total	.2		.6	.2		.6	0	0

(1)
Associated with South Timbalier 37.

(2)
During 2008, there was also one workover of a gas well at South Timbalier 36. During 2010, there was also one workover of a well at South Timbalier 36/37.

Reserves

        A study of the proved oil and gas reserves attributable to the Partnership, in which the Trust has a 99.99% interest, has been made by DeGolyer and MacNaughton, independent petroleum engineering consultants, as of October 31, 2010. A copy of the reserve study has been filed as an exhibit to this Form 10-K. The following is a summary of such reserve study. Such study reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its Royalty income. See Notes 2 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended December 31, 2010 would substantially represent the revenues and expenses from the Royalty Properties from August through October 2010. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2010 represents financial and operating information with respect to the Royalty Properties for the months of November 2009 through October 2010. Thus, DeGolyer and MacNaughton's reserve study was made as of October 31, 2010. The reserve study bases proved developed reserves on oil and gas prices based on a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2010. Proved reserve estimates do not include any value for probable or possible reserves that may exist, categories that SEC rules permit the Trust to disclose in its public reports.

        During September 2008, the platforms and wells associated with the Eugene Island 339 field were completely destroyed by Hurricane Ike. Chevron is proceeding with the work required to clear the remaining infrastructure and abandon existing wells. Neither the reserve study prepared as of October 31, 2009 nor the reserve study prepared as of October 31, 2010 includes reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, each such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Trust relating thereto estimated to be approximately $13 million, approximately $11.3 million of which had been incurred through December 31, 2010, and without giving credit for an expected approximately $612,000 of insurance proceeds received by Chevron and to be allocated for the benefit of the Partnership with respect to Eugene Island 339.

        The reserve study notes that there were five productive Royalty Properties, which consist of Eugene Island 342/343, Ship Shoal 182/183, South Timbalier 36, South Timbalier 37 and the A1 well located on East Cameron 381, which is produced from East Cameron 371. For a discussion of Royalty Properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Operations."

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data in the DeGolyer and MacNaughton study represent estimates only and should not be construed as being exact. The discounted present values shown by the DeGolyer and MacNaughton study should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. Estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2010, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve study. Because the reserve study is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        Estimated net proved reserves attributable to the net profits interest owned by the Partnership, as of October 31, 2010, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2009(2)	137,464	868,505
Revisions of Previous Estimates	64,795	405,351
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	0	0
Production(3)	(22,189)	(57,418)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2010(4)	180,070	1,216,438

(1)
There are no proved undeveloped reserves for the Royalty Properties that are the subject of the report.

(2)
Estimated Eugene Island 339 abandonment costs were included.

(3)
Production was estimated based on the ratio as of October 31, 2009, of the Partnership's net profits interest in net reserves to the net reserves associated with the Partnership's net profits interest and the interests retained in the Royalty Properties by the Working Interest Owners. This ratio was then applied to the production net to the combined interests of the Partnership and the Working Interest Owners for the period from November 1, 2009, through October 31, 2010.

(4)
Estimated Eugene Island 339 abandonment costs were included.

        Information used in the preparation of the reserve study was obtained from Working Interest Owners. All of the reserve estimates are classified as proved developed reserves. There are no proved undeveloped reserves for the Royalty Properties subject to the report.

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

        The future net revenues contained in the DeGolyer and MacNaughton reserve study does not take into account the approximately $3.5 million, as of December 31, 2010, by which aggregate Production Costs for the Royalty Properties have exceeded the related Gross Proceeds for the Royalty Properties since November 2008, or any required deposits to the Special Cost Escrow account. The future net revenues contained in the DeGolyer and MacNaughton reserve study have not been reduced for future costs and expenses of the Trust, which are expected to approximate $1,000,000 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors. Increased legal fees may occur in connection with, among other things, any borrowing or sales effected by the Trust in order to provide liquidity to the Trust.

        Total future net revenues attributable to the Partnership's interest in the Royalty were estimated in the reserve study at $19.8 million as of October 31, 2010. The present value of the total future net revenues attributable to the Partnership's interest in the Royalty, discounted at 10 percent, were estimated in the reserve study at $15.1 million as of October 31, 2010. Revenue values in the reserve study were estimated using the initial costs provided by Chevron and volume-weighted average prices of $79.05 per barrel of oil and $4.60 per Mcf of natural gas. The future net revenue value was calculated by deducting operating expenses and capital costs from future gross revenue of the combined interests of the Partnership and the Working Interest Owners in the Royalty Properties. Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. The values were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2011. The future accrual or escrow amounts for the Royalty Properties were deducted from the future net revenue at the end of each quarter, as specified by Chevron. Interest on the balance of the accrued capital and abandonment costs at the rate of 0.20% per year as specified by Chevron was credited monthly. The adjusted revenue resulting from subtracting the overhead charge and accrued capital and abandonment costs was multiplied by a factor of 25% to arrive at the future net revenue attributed to the Partnership's net profits interest. Interest was charged monthly on the net profits deficit balances (costs not recovered currently) at the rate of 0.20% per year as specified by Chevron. Future income tax expenses were not taken into account in estimating future net revenue.

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

        Estimates of the proved oil and gas reserves attributable to the Partnership as of October 31, 2009 and 2010 are based on reports of DeGolyer & MacNaughton. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, and Moscow. The firm's more than 80 professionals include engineers, geologists, geophysicists, petrophysicists, and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies, equity studies and studies of supply and economics related to the domestic and international energy industry. These services have been provided for over 70 years. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas, or mineral properties. The firm subscribes to a code of professional conduct, and its employees support their related technical and professional societies.

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

        The Managing General Partner of the Partnership has advised the Trust that, as of March 30, 2011, there had been no events subsequent to October 31, 2010 that have caused a significant change in the estimated proved reserves referred to in the DeGolyer and MacNaughton study.

Operations and Production

        Reference is made to the Section entitled "—Operations" under Item 7 of this Form 10-K for information concerning operations and production.

Distributions

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. The funds available for the fourth quarter distribution were severely negatively impacted by Hurricane Ike. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009, and the Trust had not made a distribution since January 9, 2009.

        There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339, and, as currently expected, to redevelop the facility at Eugene Island 339. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the royalty on Eugene Island 339 is estimated to be approximately $13 million, $11.3 million of which had been incurred through December 31, 2010, and without giving credit for an expected approximately $612,000 of insurance proceeds received by Chevron and to be allocated for the benefit of the Partnership with respect to Eugene Island 339. If Production Costs of the Royalty exceed the Gross Proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future Gross Proceeds from production exceed the total of the Production Costs plus accrued interest. As of December 31, 2010, Production Costs of the Royalty exceeded the Gross Proceeds from the Royalty Properties since November 2008 by approximately $3.5 million. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which Production Costs exceeded the Gross Proceeds from production as of December 31, 2010; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Significant development and production costs will continue to be incurred as Eugene Island 339 is redeveloped. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and also "—Operations."

MARKETING

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold.

        It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, worldwide political conditions, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables.

Gas Marketing

        During the years ended December 31, 2010 and December 31, 2009, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. During the year ended December 31, 2008 approximately 99% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. Prices for natural gas paid by Chevron Natural Gas in fiscal 2010 ranged from $3.87 to $6.18 per Mcf.

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

Oil Marketing

        Crude oil purchases by Chevron accounted for approximately 99% of total crude oil revenues from the Royalty Properties operated by Chevron during 2008, approximately 98% of the total crude oil revenues from the Royalty Properties operated by Chevron during 2009, and approximately 100% of the total crude oil revenues from the Royalty Properties operated by Chevron during 2010.

        Chevron purchases the crude oil at prices based on a market index for the applicable grade of crude oil, as adjusted for gravity and transportation charges, if applicable. Prices for crude oil paid by Chevron in fiscal 2010 ranged from $73.36 per barrel to $86.25 per barrel.

COMPETITION AND REGULATION

Competition

        The Working Interest Owners experience competition from other oil and gas companies in all phases of their operations. Numerous companies participate in the exploration for and production of oil and gas. The Working Interest Owners have previously advised the Trust that they believe that their competitive positions are affected by price and contract terms. Business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors.

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

FERC Regulation

        In general, under the Natural Gas Act, the FERC regulates the sale of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce by interstate pipelines. The FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts. As to these various developments, the Managing General Partner has advised the Trust that Working Interest Owners have advised that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

        In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act of 1978 and culminated in adoption of the Natural Gas Wellhead Decontrol Act that removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.

        Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be just and reasonable and may be derived in a number of ways including, but not limited to, the FERC's indexing methodology.

        As to these various types of regulation, the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

Environmental Regulations

General

        The Working Interest Owners' oil and gas activities on the Royalty Properties are subject to existing and evolving federal, state and local environmental laws and regulations. The Managing General Partner of the Partnership has advised the Trust that, with respect to the Royalty Properties, the Working Interest Owners believe that their operations and facilities are in general compliance with applicable health, safety, and environmental laws and regulations that have taken effect at the federal, state and local levels. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally, and about offshore operations in particular. The Working Interest Owners' operation of federal offshore oil and gas leases is subject to extensive governmental regulation, including regulations that may, in certain circumstances, impose absolute liability upon lessees for cost of removal of pollution and for pollution damages resulting from their operations, and require lessees to suspend or cease operations in the affected areas.

        Under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service (which was renamed the Bureau of Ocean Energy Management, Regulation and Enforcement, which we refer to as the "BOEM") adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. The Managing General Partner of the Partnership has advised the Trust that the Working Interest Owners are currently maintaining their required OSFR. Although the Managing General Partner of the Partnership has advised the Trust that current environmental regulation has had no material adverse effect on the Working Interest Owners' present method of operations with respect to the Royalty Properties, future environmental regulatory developments such as stricter environmental regulation and enforcement policies cannot presently be quantified. However, drilling activity associated with the redevelopment of Eugene Island 339 was suspended, the drilling rig moved off location and the redevelopment plan modified given Chevron's inability to obtain drilling permits in a timely basis under the new guidelines issued by the BOEM on June 8, 2010 pursuant to NTL No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS" following the Deepwater Horizon incident.

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

        The federal NPDES permits prohibit the discharge of produced water, sand and other substances related to the oil and gas industry to coastal waters of Louisiana and Texas. The Managing General Partner of the Partnership has advised the Trust that these costs have not had a material adverse impact on the Working Interest Owners' operations with respect to the Royalty Properties.

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

Climate Change

        A variety of regulatory developments, proposals or requirements have been introduced that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments is the Kyoto Protocol to the United Nations Framework Convention on Climate Change that became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently participating in the Protocol though the Protocol may impact oil and gas markets generally. In addition, Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions. There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an "air pollutant" under the federal Clean Air Act and, thus, subject to future regulation. The Environmental Protection Agency (the "EPA") is moving forward to regulate greenhouse gases. The EPA has issued an "Endangerment Finding" final rule, effective January 14, 2010, which states that current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards effective January 2, 2011 (the effect of which could reduce demand for motor fuels refined from crude oil). According to the EPA, the motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA issued regulations to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

        In addition, the EPA issued a "Mandatory Reporting of Greenhouse Gases" final rule effective December 20, 2009, which established a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually. In November 2010, the EPA published a final rule expanding this reporting rule to onshore and offshore petroleum and natural gas systems.

        Laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the future operations of the Royalty Properties if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on the Royalty Property operations. In addition to potential impacts on the Royalty Property operations directly or indirectly resulting from climate- change legislation or regulations, the Royalty Property operations also could be negatively affected by climate-change related physical changes or changes in weather patterns. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the Royalty Properties.

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

Offshore Operations

        Offshore oil and gas operations are subject to regulations of the United States Department of the Interior, or "DOI", including regulations promulgated pursuant to the Outer Continental Shelf Lands Act, which impose liability upon a lessee, such as the Working Interest Owners, under a federal lease for the cost of clean-up of pollution resulting from a lessee's operations. More specifically, the BOEM, formerly the Minerals Management Service, regulates offshore operations, including engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells and removal of facilities on the Outer Continental Shelf. On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig, the Deepwater Horizon, sank after a blowout and fire at the Macondo wellsite. As a result, the DOI imposed a six-month moratorium on offshore deepwater drilling, which it lifted on October 12, 2010. Although the moratorium has been lifted, the Deepwater Horizon incident led to additional governmental regulation of the offshore exploration and production industry. The Department of the Interior may require a lessee under federal leases to suspend or cease operations in the affected areas.

Item 1A.    Risk Factors.

        Although risk factors are described elsewhere in this Form 10-K together with specific forward-looking statements, the following is a summary of the principal risks associated with an investment in Units in the Trust.

The Trust continues to utilize its cash reserves to pay expenses, and there are not likely to be Net Proceeds distributed to the Trust for the foreseeable future. Absent the receipt of Net Proceeds, or other actions being taken, at some time in the early part of the second quarter of 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. As such, the Trustees may take certain actions on behalf of the Trust that could materially impact the Unit holders, including borrowing money, causing the sale by the Partnership of the Royalty owned by the Partnership, selling all or a part of the Trust's interest in the Partnership or exercising the Trustees' rights to dissolve the Partnership.

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. The Trust has not received a distribution of Net Proceeds since December 2008, and there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. The Trust continues to utilize its cash reserves to pay expenses; however, as of December 31, 2010, those reserves were approximately 39% of the average annual expenses of the Trust during the three-year period ended December 31, 2010. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. Absent the receipt of Net Proceeds, or other actions being taken, at some time in the early part of the second quarter of 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. As such, the Trustees may take certain actions on behalf of the Trust that could materially impact the Unit holders. Such actions include borrowing money, causing a sale by the Partnership of all or a part of the Royalty owned by the Partnership, selling all or a part of the Trust's interest in the Partnership or exercising the Trustees' rights to dissolve the Partnership. On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needs funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. The Trustees are also seeking a loan to the Trust to be able to pay liabilities of the Trust. There can be no assurance that such a loan will be obtained or that such a sale of interests in the Royalty can be consummated or that $2,000,000 in proceeds can be obtained, or as to the terms, conditions and timing of such a loan or of the sale of interests in the Royalty. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K.

Production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. While oil and natural gas production at Ship Shoal 182 and 183 was restored in 2009, there can be no assurance that production will be restored at Eugene Island 339. Chevron's failure or inability to pursue redevelopment of Eugene Island 339, and on the timeframes previously approved by the BOEM, could result in a loss of the lease. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted and there were no distributions during 2009, 2010 or the first quarter of 2011. If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. As of December 31, 2010, development and production costs of the Royalty exceeded the proceeds of production from the Royalty Properties by approximately $3.5 million. Significant development and production costs will continue to be incurred as Eugene Island 339 is redeveloped. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations and—Liquidity and Capital Resources" under Item 7 of this Form 10-K."

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the second quarter of 2012. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the BOEM in response to Chevron's submission to the BOEM of a program to restore production at Eugene Island 339. Chevron has informed the Corporate Trustee that Chevron has received a Suspension of Production, or "SOP", from the BOEM, for Eugene Island 339 through October 31, 2011, as long as certain SOP milestones are met. The SOP provides for the staged redevelopment of Eugene Island 339 and the adjacent lease, Eugene Island 338 (which is not a property subject to the overriding royalty interest held by the Partnership), as a single development project, contingent upon meeting certain obligations established in the SOP. Chevron is required to provide the BOEM with periodic updates on Chevron's progress and to meet each of the SOP activity schedule deadlines to maintain the SOP. Although the SOP formally expires on October 31, 2011, the BOEM has acknowledged that production is not scheduled to be restored at Eugene Island until October 2012. Therefore, Chevron must submit, and obtain approval by the regional supervisor of the BOEM of, an additional SOP request prior to October 31, 2011 to obtain BOEM authority for any redevelopment of Eugene Island 338 and 339 after October 31, 2011. While Chevron has stated that it intends to redevelop Eugene Island 338 and 339, and has met the activity schedule obligations under the SOP through December 31, 2010, there is no obligation upon Chevron to continue to pursue such redevelopment. Failure or inability to pursue such a redevelopment, or to satisfy the activity schedule approved by the BOEM, could result in a loss of the lease covering Eugene Island 339. At this time, there is and can be no assurance that each activity schedule date will be met or that an additional SOP will be approved by the BOEM or that production will be restored at Eugene Island 339. The costs for the redevelopment plan would be significant.

        If Production Costs of the Royalty exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future Gross Proceeds exceed the total of the Production Costs plus accrued interest. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. As of December 31, 2010, Production Costs of the Royalty exceeded the Gross Proceeds from the Royalty Properties by approximately $3.5 million. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which production costs exceeded the proceeds from production as of December 31, 2010; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty.

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

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron, as the Managing General Partner of the Partnership, understands that, as a result of the cessation of production at West Cameron 643 due to the damages inflicted by Hurricane Ike to a third-party transporter's pipeline, Hilcorp submitted to the BOEM a program to restore production at West Cameron 643 and that such request was granted. The approval by the BOEM expired by its terms on May 31, 2010, and Chevron has been informed by Hilcorp that it submitted to the BOEM a request for an extension but that such request was denied. Accordingly, the lease for West Cameron 643 expired on May 31, 2010. Chevron has been informed by Hilcorp that there is a deadline of June 1, 2011 to plug and abandon the wells and related infrastructure at West Cameron 643. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and the field operator has informed Chevron that field abandonment work, including the related wells, equipment platforms and any field infrastructure, is expected to commence mid 2011, after the operator received an extension of the one-year deadline to complete such abandonment work.

        For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations." Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted and no distributions have been made to Unit holders since January 9, 2009. There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. At this time, the ultimate outcome of the various matters cannot be determined with any degree of certainty.

The Deepwater Horizon incident in the U.S. Gulf of Mexico and its consequences could have a material adverse effect on the Royalty income.

        On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig, the Deepwater Horizon, sank after a blowout and fire at the Macondo wellsite. In response to such incident, the BOEM, among other things, issued Notices to Lessees, or "NTLs," implementing additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico and has delayed the approval of applications to drill in both deep-water and shallow-water areas.

        To the extent this incident has resulted in, or will result in, federal legislation, policy, restrictions, or regulations that cause delays or deter new drilling in the U.S. Gulf of Mexico, or that increase the costs of offshore production, the Royalty income could be materially adversely affected. We cannot predict at this time the impact, if any, that this incident may have on the operations of the Royalty Properties, particularly a redevelopment of Eugene Island 339, the Royalty income payable to the Trust or on the financial condition of the Trust. However, drilling activity associated with the redevelopment of Eugene Island 339 was suspended, the drilling rig moved off location and the redevelopment plan modified given Chevron's inability to obtain drilling permits in a timely basis under the new guidelines issued by the BOEM on June 8, 2010 pursuant to NTL No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS" following the Deepwater Horizon incident.

Natural gas and oil prices fluctuate due to a number of factors, and lower prices will reduce Net Proceeds available to the Trust and distributions to Trust Unit holders.

        Net Proceeds and the Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. Factors that contribute to price fluctuation include, among others:

  •
  political conditions worldwide, in particular political disruption, war and other armed conflict in oil producing regions such as North Africa and the Middle East;

  •
  worldwide economic conditions;

  •
  weather conditions;

  •
  the supply and price of foreign oil and natural gas;

  •
  the level of consumer demand;

  •
  the price and availability of alternative fuels;

  •
  the proximity to, and capacity of, transportation facilities; and

  •
  the effect of worldwide energy conservation measures.

        Moreover, government regulations, such as regulation of natural gas and oil transportation and price controls, can affect product prices in the long term.

        Crude oil prices have been volatile the last several years and, in 2010, ranged from a high of approximately $91.50 to a low of approximately $68.00 The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected.

        When natural gas and oil prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, exploration and development activities on the underlying properties may decline as some projects may become uneconomic and are either delayed or cancelled. The volatility of energy prices reduces the predictability of future cash distributions to Unit holders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties operated by Chevron is being sold to Chevron Natural Gas at spot market prices. Substantially all of the crude oil produced by the Royalty Properties operated by Chevron is being sold to subsidiaries of Chevron Corporation based on pricing bulletins.

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

        In September 2008, Hurricane Ike completely destroyed the platforms and wells on Eugene Island 339. Chevron is proceeding to plug and abandon the existing wells, to clear debris and otherwise to deal with the remaining infrastructure, with estimated costs to the Trust relating thereto of approximately $13 million, and without giving credit for an expected approximately $612,000 of insurance proceeds received by Chevron and to be allocated for the benefit of the Partnership with respect to Eugene Island 339. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the BOEM in response to Chevron's submission to the BOEM of a program to restore production at Eugene Island 339. The costs for the redevelopment would be significant. At this time, there can be no assurance that production at Eugene Island 339 will be restored. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations."

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

        The reserve quantities attributable to the Royalty and revenues are based on estimates of reserves and revenues for the Royal Properties. The method of allocating a portion of those reserves to the Trust is complicated because the Trust, indirectly through the Partnership, holds an interest in the Royalty and does not own a specific percentage of the reserves. Ultimately, actual production, revenues and expenditures for the Royalty Properties, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. Results of drilling, testing and production after the date of those estimates may require substantial downward revisions or write-downs of reserves.

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

Operating risks for the Working Interest Owners' interests in the Royalty Properties can adversely affect the Royalty and Trust distributions.

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

Terrorism and hostilities in the Middle East could decrease Trust distributions or the market price of the units of beneficial interest of the Trust.

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

        The EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the Clean Air Act. The EPA has issued an "Endangerment Finding" final rule, effective January 14, 2010, which states the current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, that threaten public health and welfare, and allowed the EPA to finalize motor vehicle greenhouse gas standards effective January 2, 2011 (the effect of which could reduce demand for motor fuels refined from crude oil). According to the EPA, the final motor vehicle greenhouse gas standards trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions. In addition, the EPA has issued a "Mandatory Reporting of Greenhouse Gases" final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually. In November 2010, the EPA published a final rule expanding this reporting rule to onshore and offshore petroleum and natural gas systems beginning in 2012 for emissions in 2011.

        Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the Royalty Property operations if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on the Royalty Property operations. In addition to potential impacts on the Royalty Property operations directly or indirectly resulting from climate- change legislation or regulations, the Royalty Property operations also could be negatively affected by climate-change related physical changes or changes in weather patterns.

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

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek an SOP, that, if approved by the regional supervisor of the BOEM, allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Chevron, as the operator of Eugene Island 339, sought and obtained an SOP for Eugene Island 339 for the period from December 1, 2010 through October 31, 2011. Chevron had previously sought and obtained a SOP providing for the staged redevelopment of Eugene Island 339 and the adjacent lease, Eugene Island 338 (which is not a property subject to the overriding royalty interest held by the Partnership), as a single development project, contingent upon meeting certain obligations established in the SOP. Such initial SOP extended the lease on Eugene Island 339 until November 30, 2010. The new December 1, 2010 through October 31, 2011 SOP extends the lease on Eugene Island 339 until October 31, 2011, as long as certain SOP milestones are met. Although the new December 1, 2010 through October 31, 2011 SOP formally expires on October 31, 2011, the BOEM has acknowledged that production is not scheduled to be restored at Eugene Island until October 2012. Therefore, Chevron must submit, and obtain approval by the regional supervisor of the BOEM of, an additional SOP request prior to October 31, 2011 to obtain BOEM authority for any redevelopment of Eugene Island 338 and 339 after October 31, 2011. While Chevron has stated that it intends to redevelop Eugene Island 338 and 339, there is no obligation upon Chevron to continue to pursue such redevelopment. Failure or inability to pursue such a redevelopment, or to satisfy the activity schedule approved by the BOEM, could result in a loss of the lease covering Eugene Island 339. At this time, there is and can be no assurance that each activity schedule date will be met or that an additional SOP will be approved by the BOEM or that production will be restored at Eugene Island 339.

The Royalty can be sold and the Trust can be terminated.

        The Trust will be terminated and the Trustees must sell the Royalty if holders of a majority of the Units approve the sale or vote to terminate the Trust, or if the total future net revenues attributable to the Royalty, determined by the independent reserve engineer as of December 31 of the prior year, are less than $2 million. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit holders and Unit holders will receive no further distributions from the Trust. In addition, if the Trust does not have sufficient funds to pay the liabilities of the Trust, the Trustees may take certain actions on behalf of the Trust that could materially impact the Unit holders. Such actions include borrowing money, selling all or a part of the Trust's interest in the Partnership, exercising their rights to dissolve the Partnership or causing a sale by the Partnership of the Royalty owned by the Partnership. On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needs funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. The Trustees are also seeking a loan to the Trust to be able to pay liabilities of the Trust. There can be no assurance that such a loan will be obtained or that such a sale of interests in the Royalty can be consummated or that $2,000,000 in proceeds can be obtained, or as to the terms, conditions and timing of such a loan or of the sale of interests in the Royalty. For more information, see "—Termination of the Trust" under Item 1 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of this Form 10-K.

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

Item 1B.    Unresolved Staff Comments.

        There were no unresolved Securities and Exchange Commission comments as of December 31, 2010.

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

Item 4.    [Reserved]

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

        Effective January 3, 2011, the Units have been quoted on the OTCQB™ Marketplace, which is an electronic quotation service operated by Pink OTC Markets Inc. for securities traded over-the-counter. Prior to January 3, 2011, the Trust Units were traded on the Nasdaq Capital Market under the symbol "TELOZ". At March 29 2011, the 4,751,510 Units outstanding were held by 1,801 Unit holders of record. The high and low sales price as reported by the Nasdaq Capital Market, and distributions for each quarter for the years ended December 31, 2010 and 2009, were as follows:

Quarter	High	Low	Distribution
2010:
Fourth	$2.76	$1.12	$.000000
Third	3.75	1.60	.000000
Second	4.94	1.75	.000000
First	5.40	4.43	.000000
2009:
Fourth	$5.60	$4.36	$.000000
Third	5.75	3.75	.000000
Second	6.50	3.92	.000000
First	7.87	4.70	.000000

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations" and "—Liquidity and Capital Resources" and Note 4 to Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Item 6.    Selected Financial Data.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Royalty income	$0	$0	$14,451,252	$10,257,485	$2,510,936
Distributable income	$0	$0	$13,298,654	$9,311,113	$1,697,721
Distributions per Unit	$0.000000	$0.000000	$2.798827	$1.959611	$0.357301
Total assets	$374,512	$1,290,266	$3,004,478	$5,176,634	$3,375,093

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended December 31, 2010 would substantially represent the revenues and expenses from the Royalty Properties from August through October 2010. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2010 represents financial and operating information with respect to the Royalty Properties for the months of November 2009 through October 2010. Similarly, the financial and operating information included in this Form 10-K for the 12 months ended December 31, 2009 represents financial and operating information with respect to the Royalty Properties for the months of November 2008 through October 2009. Similarly, the financial and operating information included in this Form 10-K for the 12 months ended December 31, 2008 represents financial and operating information with respect to the Royalty Properties for the months of November 2007 through October 2008. As such, the impact of Hurricane Ike is not fully reflected in the discussion of 2008 operations, as such discussion does not include a discussion of operations of the Royalty Properties in November or December 2008. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

Liquidity and Capital Resources

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $19.8 million as of October 31, 2010. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. Absent the receipt of Net Proceeds or other actions being taken, at some time in the early part of the second quarter of 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted, although there were funds available for distribution given that there was some production from Eugene Island 339 and Ship Shoal 182/183 in August and September 2008. The Trust has not received a distribution of Net Proceeds since December 2008. Consequently, the Trust has not made a distribution to Unit holders for nine consecutive quarters, or since January 9, 2009. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment.

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the second quarter of 2012. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the BOEM in response to Chevron's submission to the BOEM of a program to restore production at Eugene Island 339; however, there is no obligation for Chevron to pursue such redevelopment. The costs for the redevelopment would be significant. Failure or inability to pursue such a redevelopment, and on the timeframes approved by the BOEM, could result in a loss of the lease. At this time, there can be no assurance that production will be restored at Eugene Island 339. See "—Operations" for a more detailed discussion of Eugene Island 339.

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

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron has been informed by the operator of West Cameron 643 that the operator submitted to the BOEM a request for an extension of the program to restore production but that such request was denied. Accordingly, the lease for West Cameron 643 expired on May 31, 2010. Chevron has been informed by the operator that there is a deadline of June 1, 2011 to plug and abandon the wells and related infrastructure at West Cameron 643. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and the field operator has informed Chevron that field abandonment work, including the related wells, equipment platforms and any field infrastructure, is expected to commence mid 2011, after the operator received an extension of the one-year deadline to complete such abandonment work. See "—Operations" for a more detailed discussion of West Cameron 643 and East Cameron 371.

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron has informed the Trustees that Chevron has reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from

Hurricane Ike, and that the allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, is approximately $612,000. Chevron applied $400,000 thereof in the first quarter of 2011 and has stated that the remaining approximately $212,000 is to be received by Chevron and allocated to the Partnership's interest upon completion of the abandonment work at Eugene Island, which is expected to occur in the second quarter of 2012. Chevron has stated that all such allocated insurance proceeds will be applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 is estimated to be approximately $13 million, approximately $11.3 million of which had been incurred through December 31, 2010, without taking into account the benefit of such allocated insurance proceeds. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of December 31, 2010, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $3.5 million. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which production costs exceeded the proceeds from production as of December 31, 2010; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Significant development and production costs will continue to be incurred if Eugene Island 339 is redeveloped. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations."

        Substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for oil and gas, worldwide political conditions, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables.

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

        The reserve amount at December 31, 2010 and 2009 was $352,017 and $1,263,080, respectively. As described herein, there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. Absent the receipt of Net Proceeds or other actions being taken, at some time in the early part of the second quarter of 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. As such, the Trustees may take certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        Pursuant to the terms of the Trust Agreement, the Trustees, on behalf of the Trust, are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. However, there can be no assurance as to the terms and conditions of any such financing, or that any such financing can actually be obtained.

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

        On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needs funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. Such dollar amount represents the amount of funds that the Trust will need to cover its expected expenses, based on historical annual expenses, through the end of the second quarter of 2013. There can be no assurance as to the amount of expenses that will actually be incurred by the Trust. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. The Trustees are in ongoing discussions with Chevron regarding the sales process to be conducted by Chevron. In such written notification to Chevron, the Trustees reserved the right to withdraw, at any time, such instruction to sell interests in the Royalty. The Trustees are also seeking a loan to the Trust to be able to pay liabilities of the Trust. There can be no assurance that such a loan will be obtained or that such a sale of interests in the Royalty can be consummated or that $2,000,000 in proceeds can be obtained, or as to the terms, conditions and timing of such a loan or of the sale of interests in the Royalty.

        The Trustees of the Trust have previously asked Chevron if it would be willing to advance funds to the Partnership against future payments to the Partnership on the Royalty, particularly in light of Chevron's withdrawal of $4,304,894 from the Special Cost Escrow account in the fourth quarter of 2010. Chevron declined to make any such advance of funds, though orally offered to the Corporate Trustee in December 2010 to buy the Royalty for $0. As discussed further below, under "—Operations", in January 2010, the Trust engaged an independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. The Corporate Trustee has requested Chevron to pay any adjustments resulting from such audit directly to the Partnership; however, Chevron instead intends to credit any such adjustments against the Partnership's share of allocated expenses for the Royalty Properties. As a result, there will be no current payments to the Partnership resulting from such audit.

        In March 2011, the Trustees unanimously determined to suspend further payments of fees to the Trustees, until a date to be determined in the future by the Trustees. Until a subsequent determination by the Trustees, such suspended fees will be accrued as an expense of the Trust, but will not be paid currently.

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. Certain potential alternatives available to the Trustees are described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Notes 3 and 6 to the financial statements.

Operations

        The following operational information has been based on information provided to the Corporate Trustee by Chevron as the Managing General Partner of the Partnership. The Trustees have no control over these operations or internal controls relating to this information.

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 47% of such revenues for the nine months ended September 30, 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 41% of such revenues for the nine months ended September 30, 2008. Based on a prior year reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2007. Chevron is still working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the second quarter of 2012. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 is estimated to be approximately $13 million, approximately $11.3 million of which had been incurred through December 31, 2010, and without giving credit for an expected approximately $612,000 of insurance proceeds received by Chevron and to be allocated for the benefit of the Partnership with respect to Eugene Island 339.

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation of production (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek a Suspension of Production, or "SOP", that, if approved by the regional supervisor of the BOEM, allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Chevron, as the operator of Eugene Island 339, sought and obtained an SOP for Eugene Island 339 for the period from December 1, 2010 through October 31, 2011. Chevron had previously sought and obtained an SOP providing for the staged redevelopment of Eugene Island 339 and the adjacent lease, Eugene Island 338 (which is not a Royalty Property), as a single development project, contingent upon meeting certain obligations established in the SOP. Such initial SOP extended the lease on Eugene Island 339 until November 30, 2010. The new December 1, 2010 through October 31, 2011 SOP extends the lease on Eugene Island 339 until October 31, 2011, as long as certain SOP milestones are met. Such milestones include the issuance of jacket and pile material order drawings to the fabrication contractor by April 2011, the continuation of offshore deck refurbishment by May 2011 and the commencement of jacket and pile fabrication by October 2011. Chevron is required to provide the BOEM with periodic updates on Chevron's progress and to meet each of the SOP activity schedule deadlines to maintain the SOP. Although the new December 1, 2010 through October 31, 2011 SOP formally expires on October 31, 2011, the BOEM has acknowledged that production is not scheduled to be restored at Eugene Island until October 2012. Therefore, Chevron must submit, and obtain approval by the regional supervisor of the BOEM of, an additional SOP request prior to October 31, 2011 to obtain BOEM authority for any redevelopment of Eugene Island 338 and 339 after October 31, 2011. However, the BOEM would review Chevron's interim progress under the December 1, 2010 through October 31, 2011 SOP for each activity date before any review of a request for SOP approval until October of 2012. While Chevron has stated that it intends to redevelop Eugene Island 338 and 339, and has met the activity schedule obligations through December 31, 2010, there is no obligation upon Chevron to continue to pursue such redevelopment.

        In December 2009, Chevron entered into a participation agreement with a third party to assist in the redevelopment of Eugene Island 338 and 339. The redevelopment plan provided that three wells were to be drilled from a common open water location in Eugene Island 338 in the second quarter of 2010. The first well of the three-well drilling program had been drilled; however, drilling activity was suspended and the drilling rig moved off location in July 2010. Chevron's inability to obtain related drilling permits in a timely basis under the new guidelines issued by the BOEM on June 8, 2010, following the oil spill in the U.S. Gulf of Mexico related to the sinking of the Deepwater Horizon drilling rig, pursuant to Notice to Lessees No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS", caused the parties to such participation agreement to revise and amend the participation agreement. The revised redevelopment plan provides for setting a platform at Eugene Island 338 and drilling wells into Eugene Island 339 and Eugene Island 338 from such platform. The revised redevelopment plan retains the original estimate for first production from Eugene Island 339 of the fourth quarter of 2012. Restoration of production at Eugene Island 338 and 339 is a complex process, requires various governmental permits, and cannot be assured at this time. The costs for the redevelopment project would be significant. Failure or inability to pursue such a redevelopment, or to satisfy the activity schedule approved by the BOEM, could result in a loss of the lease covering Eugene Island 339. At this time, there is and can be no assurance that each activity schedule date will be met or that an additional SOP will be approved by the BOEM or that production will be restored at Eugene Island 339. Additionally, the Trust cannot predict at this time the further impact that the oil spill in the U.S. Gulf of Mexico related to the sinking of the Deepwater Horizon drilling rig may have on the redevelopment of Eugene Island 339. See "Risk Factors" under Item 1A of this Form 10-K.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 51% of such revenues for the nine months ended September 30, 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 42% of such revenues for the nine months ended September 30, 2008. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September 2009 for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182 and 183 were restored on October 8, 2009 following completion of such additional repairs. Oil and gas production at Ship Shoal 182/183 ceased in March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Such oil pipeline has since been repaired and Ship Shoal 182/183 was reopened on May 1, 2010 after a 36-day shut-in. In November 2010, the platform at Ship Shoal 182/183 was shut-in for a scheduled tank replacement.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron, as the

Managing General Partner of the Partnership, understands that, as a result of the cessation of production at West Cameron 643 due to the damages inflicted by Hurricane Ike to a third-party transporter's pipeline, Hilcorp submitted to the BOEM a program to restore production at West Cameron 643 and that such request was granted. The approval by the BOEM expired by its terms on May 31, 2010, and Chevron has been informed by Hilcorp that it submitted to the BOEM a request for an extension but that such request was denied. Accordingly, the lease for West Cameron 643 expired on May 31, 2010. Chevron has been informed by Hilcorp that there is a deadline of June 1, 2011 to plug and abandon the wells and related infrastructure at West Cameron 643. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and the field operator has informed Chevron that field abandonment work, including the related wells, equipment platforms and any field infrastructure, is expected to commence mid 2011, after the operator received an extension of the one-year deadline to complete such abandonment work.

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

        In January 2010, the Trust engaged the same independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Such audit review process is currently on-going and may result in certain adjustments to revenues, production volumes, prices and expenditures. As part of such process, Chevron has already agreed that $22,197 in adjustments were appropriate, which were credited in the first quarter of 2011. Chevron did not pay this amount to the Partnership or the Trust, but credited such amount against the Partnership's share of allocated expenses for the Royalty Properties. No assurance can be provided as to the ultimate outcome of such audit review process.

Years 2010 and 2009

        Royalty income was $0 in 2009 and 2010 because there were no positive Net Proceeds attributable to the Royalty Properties due to damages inflicted to the Royalty Properties by Hurricane Ike in September 2008.

        For 2010, the Trust had undistributed net loss of $1,537,061, representing the Trust's portion of the aggregate undistributed net loss of $6,154,398 associated with the Royalty Properties for 2010. For 2009, the Trust had undistributed net loss of $5,469,255. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Natural gas revenues and gas products increased 14% from $1,538,011 in 2009 to $1,756,145 in 2010, due primarily to increased production at Ship Shoal 182/183. Gas and gas products volumes increased from 296,309 Mcf equivalents in 2009 to 327,444 Mcf equivalents in 2010. The revenues and volumes for 2009 reflect net credits of $808,484 in revenues and 127,711 Mcf of gas for prior period adjustments. The average price received for natural gas increased 3% from $4.90 per Mcf in 2009 to $5.05 Mcf in 2010. Prior to taking into account such adjustments to revenues and volumes, the average price received for natural gas would have been $3.55 per Mcf in 2009.

Crude Oil and Condensate

        Crude oil and condensate revenues increased 37% from $9,564,082 in 2009 to $13,130,251 in 2010, due primarily to increased production at Ship Shoal 182/183 and increased realized prices. Oil volumes increased 6.86% from 158,137 barrels in 2009 to 168,985 barrels in 2010. The revenues and volumes for 2009 reflect a credit associated with an audit for prior periods for $224,511 in revenues and 311 barrels. The average price received for crude oil and condensate increased 28% from $60.48 in 2009 to $77.70 in 2010. Prior to taking into account such adjustments to revenues and volumes, the average price received for crude oil and condensate would have been $59.18 per barrel in 2009.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners decreased 26% from $30,944,828 in 2009 to $22,749,090 in 2010, due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in 2010 as compared to 2009. Reflected in the operating expenses for 2009 are cost allocation refunds of a net aggregate of $115,253 for certain prior period adjustments. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $1,281,318 and $1,172,039 for 2009 and 2010, respectively.

        Capital expenditures paid by the Working Interest Owners increased 58% from $883,470 in 2009 to $1,399,182 in 2010. The capital expenditures during 2009 related primarily to repair of damages caused by Hurricane Ike in September 2008. The capital expenditures during 2010 related primarily to platform upgrades and repairs at Ship Shoal 182/183. Reflected in the capital expenditures for 2009 is a refund of $59,794 for certain prior period audit adjustments.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners, and it is described herein for information purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow Account, $7,946 and $7,923 in 2010 and 2009, respectively, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current Net Proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In 2009, no funds were released from or deposited into the Special Cost Escrow account. As of December 31, 2009, approximately $4,306,275 remained in the Special Cost Escrow Account. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow Account to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow Account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty Properties as of December 31, 2010 was approximately $3.5 million, net to the Royalty; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds would otherwise be payable on the royalty.

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

Summary By Property

        Listed below is a summary of 2010 operations as compared to 2009 of the principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 crude oil revenues increased $44,448, from $38,544 in 2009 to $82,992 in 2010, due to an increase in crude oil volumes from 318 barrels in 2009 to 797 barrels in 2010. However, there was no actual crude oil production during 2009 or 2010 and such crude oil revenues and production volumes are entirely from audit adjustments made in the first quarter of 2009 and the fourth quarter of 2010 and associated with prior periods. Gas revenues decreased $41,409, from $170,231 in 2009 to $128,822 in 2010. Gas production was 33,296 Mcf in 2009 and 15,055 Mcf in 2010. However, there was no actual gas production during 2009 or 2010 and such gas revenues and volumes are entirely from audit adjustments made in the first quarter of 2009 and the fourth quarter of 2010 associated with prior periods. Capital expenditures decreased from $246,729 in 2009 to $(8,582) in 2010. The higher capital expenditures during 2009 reflect costs associated with damages caused by Hurricane Ike. Capital expenditures for 2010 reflect credits of $8,582 associated with the workover of a well during a prior period and an invoice correction related to well abandonment. Operating expenses decreased from $26,866,150 in 2009 to $18,634,670 in 2010 due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in 2010 as compared to 2009.

        Production from Eugene Island 339 ceased following damage inflicted by Hurricane Ike in September 2008, as the platforms and wells on Eugene Island 339 were completely destroyed. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the second quarter of 2012. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the BOEM in response to Chevron's submission to the BOEM of a program to restore production at Eugene Island 339. At this point in time, there can be no assurance that production will be restored at Eugene Island 339. See "—Operations."

Ship Shoal 182/183

        Ship Shoal 182/183 crude oil revenues increased from $9,052,477 in 2009 to $12,590,657 in 2010, primarily due to an increase in net crude oil production from 152,725 barrels in 2009 to 162,121 in 2010 and an increase in average crude oil prices received. Average crude oil prices increased from $59.27 per barrel in 2009 to $77.66 per barrel in 2010. The revenues and volumes for 2010 reflect an audit adjustment made in the fourth quarter of 2010, which resulted in the recognition of $10,188 in oil revenues from a prior period. Gas revenues increased from $1,160,602 in 2009 to $1,296,622 in 2010. Gas production increased from 233,142 Mcf in 2009 to 265,508 Mcf in 2010. The revenues and volumes for 2009 reflect an audit adjustment made in the first quarter of 2009, which resulted in the recognition of $725,720 in gas revenues associated with 107,416 Mcf of gas from a prior period. The average natural gas sales price increased from $3.46 per Mcf in 2009, excluding the audit adjustment made during 2009, to $4.88 in 2010. Capital expenditures increased from a balance of $556,872 in 2009 to $1,329,005 in 2010 primarily due to platform upgrades and repairs during 2010. Operating expenses increased from $3,076,853 in 2009 to $3,904,099 in 2010 due to an unsuccessful well workover during the third quarter of 2010 and continuing repair costs related to damages inflicted by Hurricane Ike.

        Production from Ship Shoal 182 and 183 ceased following damage inflicted by Hurricane Ike in September 2008. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182/183 were restored on October 8, 2009 following completion of such additional repairs. Oil and gas production at Ship Shoal 182/183 ceased in March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Such oil pipeline has since been repaired and Ship Shoal 182/183 was reopened on May 1, 2010 after a 36-day shut-in. In November 2010, the platform at Ship Shoal 182/183 was shut-in for a scheduled tank replacement. See "—Operations."

South Timbalier 36/37

        South Timbalier 36/37 oil revenues increased from $269,554 in 2009 to $346,870 in 2010 due to an increase in realized prices. There was a decrease in crude oil production from 4,859 barrels in 2009 to 4,526 barrels in 2010. The average crude oil price was $55.48 per barrel in 2009 compared to $76.64 per barrel in 2010. Gas revenues increased from $40,425 in 2009 to $48,391 in 2010 primarily due to increased production and an increase in realized prices. There was an increase in natural gas volumes from 9,024 Mcf in 2009 to 10,094 Mcf in 2010. Gas volumes for 2009 reflect a debit of 164 Mcf in 2009. The average gas sales price realized was $4.49 per Mcf in 2009 and $4.79 per Mcf in 2010. Capital expenditures increased from $(55,422) in 2009 to $78,759 in 2010. The capital expenditures in 2009 reflect a $56,263 credit related to a prior period audit adjustment. Operating expenses increased $41,731 from $(4,563) in 2009 to $37,168 in 2010. The operating expenses in 2009 reflect a $36,992 credit in 2009 related to a prior period audit adjustment.

Eugene Island 342/343

        Eugene Island 342/343 oil revenues increased from $17,545 in 2009 to $109,729 in 2010 due to an increase in both production and realized prices. There was an increase in crude oil production from

228 barrels in 2009 to 1,541 barrels in 2010. Gas revenues increased from $5,951 in 2009 to $9,926 in 2010 primarily due to increased production and an increase in realized prices. Natural gas volumes increased from 927 Mcf in 2009 to 2,924 Mcf in 2010. On the date of this Form 10-K, Apache Corporation is the operator of Eugene Island 342/343.

West Cameron 643

        Production from West Cameron 643 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The lease for West Cameron 643 expired on May 31, 2010. West Cameron 643 gas revenues were ($87,518) in 2009 as compared to $0 in 2010. There was no gas production during 2009 or 2010 and the revenues for 2009 (and the associated volumes of (13,001) Mcf) are a result of debits to correct an error in revenue allocation in August 2008. Operating expenses decreased from $1,006,626 in 2009 to $173,152 in 2010. Capital expenditures decreased from $135,291 in 2009 to $0 in 2010. See "—Operations."

East Cameron 371

        Production from East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010. There were no gas revenues or oil revenues during 2009 or 2010, as there was no production during these time periods. See "—Operations."

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

        Production from Eugene Island 339 ceased following damage inflicted by Hurricane Ike in September 2008, as the platforms and wells on Eugene Island 339 were completely destroyed. Chevron is working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the second quarter of 2012. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the BOEM in response to Chevron's submission to the BOEM of a program to restore production at Eugene Island 339. At this point in time, there can be no assurance that production will be restored at Eugene Island 339. See "—Operations."

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

        Production from West Cameron 643 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The lease for West Cameron 643 expired on May 31, 2010. See "—Operations."

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

        Production from East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010. See "—Operations."

South Timbalier 36/37

        South Timbalier 36/37 oil revenues decreased from $592,068 in 2008 to $269,554 in 2009 primarily due to a decrease in realized prices and a four-day field shut-in related to compressor problems and equipment issues that have been repaired. There was a decrease in crude oil production from 5,802 barrels in 2008 to 4,859 barrels in 2009. The average crude oil price was $102.05 per barrel in 2008 compared to $55.48 per barrel in 2009. Gas revenues decreased from $110,111 in 2008 to $40,425 in 2009 primarily due to a decrease in realized prices and a four-day field shut-in related to compressor problems and equipment issues that have been repaired. There was an increase in natural gas volumes from 5,351 Mcf in 2008 to 9,024 Mcf in 2009. Gas volumes for 2008 reflect a debit of 4,870 Mcf related to revised volume allocations for the years 2004 through 2007 and a debit of 164 Mcf in 2009. The average gas sales price realized was $9.58 per Mcf in 2008, excluding such adjustment, and $4.49 per Mcf in 2009. Capital expenditures decreased from $43,345 in 2008 to $(55,422) in 2009 after taking into account a $56,263 credit in 2009 for a prior period audit adjustment. Operating expenses decreased $145,073 from $140,510 in 2008 to $(4,563) in 2009 after taking into account a $36,992 credit in 2009 for a prior period audit adjustment.

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

	Royalty Properties Year Ended December 31,(1)
	2010	2009	2008
Crude oil and condensate (bbls)	168,985	158,137	421,958
Natural gas and gas products (Mcfe)	327,444	296,309	1,625,408
Crude oil and condensate average price, per bbl	$77.70	$60.48	$100.54
Natural gas average price, per Mcf (excluding gas products)	$5.05	$4.90	$8.45
Crude oil and condensate revenues	$13,130,251	$9,564,082	$42,424,601
Natural gas and gas products revenues	$1,756,145	$1,538,011	$14,248,644
Interest	(44,531)	—	—
Production expenses	(23,921,129)	(32,226,146)	(8,939,036)
Capital expenditures	(1,399,182)	(883,471)	(228,959)
Undistributed Net Loss (income)(2)	$6,154,398	$21,898,918	$132,688
Refund of/(Provision for) Special Cost Escrow	$4,324,048	$108,606	$10,172,852
Net Proceeds	$—	$—	$57,810,788
Royalty interest	x25%	x25%	x25%
Partnership share	$—	$—	$14,452,697
Trust interest	x99.99%	x99.99%	x99.99%
Trust share of Royalty Income(3)	$—	$—	$14,451,252

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

Contractual Obligations

        As of December 31, 2010, the Trust had no obligations or commitments to make future contractual obligations except for administrative fees owed to the Trustees pursuant to the Trust Agreement.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of
TEL Offshore Trust
Austin, Texas

        We have audited the accompanying statements of assets, liabilities and trust corpus—modified cash basis of TEL Offshore Trust (the "Trust") as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus—modified cash basis for each of the three years ended December 31, 2010. These financial statements are the responsibility of the Corporate Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 3 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2010 and 2009, and its distributable income and changes in trust corpus for each of the three years ended December 31, 2010, on the comprehensive basis of accounting described in Note 3 to the financial statements.

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 4 to the financial statements, the Trust has not received any royalties or paid distributions since 2008, which raises substantial doubt about its ability to continue as a going concern. The Trustee's plans concerning these matters are also discussed in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Austin, Texas
March 31, 2011

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$352,017	$1,263,080
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,245,160 and $28,240,469 at December 31, 2010 and 2009, respectively	22,495	27,186

Total assets	$374,512	$1,290,266

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	352,017	1,263,080
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2010 and 2009)	22,495	27,186

Total liabilities and Trust corpus	$374,512	$1,290,266

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2010	2009	2008
Royalty income	$—	$—	$14,451,252
Interest income	181	1,334	37,422

	181	1,334	14,488,674
General and administrative expenses	(911,245)	(971,545)	(840,455)
Decrease (Increase) in reserve for future Trust expenses	911,064	970,211	(349,565)

Distributable income	$—	$—	$13,298,654

Distributions per Unit (4,751,510 Units)	$0.000000	$0.000000	$2.798827

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2010	2009	2008
Trust corpus, beginning of year	$27,186	$31,338	$40,197
Distributable income	—	—	13,298,654
Distributions to Unit holders	—	—	(13,298,654)
Amortization of net overriding royalty interest	(4,691)	(4,152)	(8,859)

Trust corpus, end of year	$22,495	$27,186	$31,338

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

        The terms of the Trust Agreement, dated January 1, 1983 (as amended, the "Trust Agreement"), provide, among other things, that:

          (a)   the Trust is a passive entity and cannot engage in any business or investment activity or purchase any assets;

          (b)   the interest in the Partnership can be sold in part or in total for cash upon approval of a majority of the Unit holders;

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2010, the reserve amount was $352,017;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $19.8 million (unaudited) as of October 31, 2010. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

        The Trust is currently administered by The Bank of New York Mellon Trust Company, N.A., which succeeded JPMorgan Chase Bank, N.A. as the Corporate Trustee, effective October 2, 2006 pursuant to an agreement under which The Bank of New York acquired substantially all of the Corporate Trust business of JPMorgan Chase (formerly known as The Chase Manhattan Bank), and Gary C. Evans, Thomas H. Owen, Jr. and Jeffrey S. Swanson ("Individual Trustees"), as trustees ("Trustees").

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

        As of October 9, 2001, Chevron Corporation merged with Texaco Inc. and the Royalty Properties owned by Texaco Exploration and Production Inc. ("TEPI") were assigned to Chevron U.S.A. Inc. ("Chevron") on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 100%, 98% and 99% of crude oil revenues from the Royalty Properties during 2010, 2009 and 2008, respectively. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during 2010 and 2009, and approximately 99% of total gas revenues from the Royalty Properties during 2008.

        The Trust's share of Royalty income was reduced by approximately $293,010, $320,329 and $481,561 in 2010, 2009 and 2008, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

(3) Basis of Accounting and Going Concern

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

(3) Basis of Accounting and Going Concern (Continued)

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

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold. It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, worldwide political conditions, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables. The Trust does not enter into any hedging transactions on future production.

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. Certain potential alternatives available to the Trustees are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. The funds available for the fourth quarter distribution were severely negatively impacted by Hurricane Ike. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009, and the Trust has not made a distribution since January 9, 2009.

        There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and, as currently expected, to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. The Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 is estimated to be approximately $13 million, $11.3 million of which had been incurred through December 31, 2010, and without giving credit for an expected approximately $612,000 of insurance proceeds received by Chevron and to be allocated for the benefit of the Partnership with respect to Eugene Island 339. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of December 31, 2010, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $3.5 million. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which development and production costs exceeded the related proceeds of production as of December 31, 2010. Significant development costs will be incurred if Eugene Island 339 is redeveloped. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account, approximately $7,946, $7,923 and $155,152 for 2010, 2009 and 2008, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2010, 2009 and 2008, approximately $1,000, $4,306,275 and $4,325,503, respectively, remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty properties, as of December 31, 2010, was approximately $3.5 million, net to the royalty interest; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the underlying conveyance of the royalty if, and when, net proceeds would otherwise be payable on the royalty. In 2009, there were no funds released from or deposited into the Special Cost Escrow account. In 2008, the Working Interest Owners refunded a net amount of approximately $2,388,061 from the Special Cost Escrow Account. The net deposits were made primarily due to changes in the estimate of projected capital expenditures, production costs and abandonment costs of the Royalty Properties.

        The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance.

        Deposits to the Special Cost Escrow Account will be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Reserve For Future Trust Expenses

        The Trust made a determination in 1998 to maintain a cash reserve equal to approximately three times the average expenses of the Trust during each of the past three years to provide for future administrative expenses in connection with the winding up of the Trust. During 2010, the Trust decreased its reserve by $911,064, to pay current expenses, for a reserve balance of $352,017 as of December 31, 2010, or approximately 39% of the average annual expenses of the Trust during the three-year period ended December 31, 2010. During 2009, the Trust decreased its reserve by $970,211, to pay current expenses, for a reserve balance of $1,263,080 as of December 31, 2009, or approximately 1.7 times the average annual expenses of the Trust during the three-year period ended December 31, 2009.

        There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. Absent the receipt of Net Proceeds or other actions being taken, at some time in the early part of the second quarter of 2011, the Trust will not have sufficient funds to pay the liabilities of the Trust. As such, the Trustees may take certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        Pursuant to the terms of the Trust Agreement, the Trustees are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full.

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

        On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needs funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. The Trustees are also seeking a loan to the Trust to be able to pay liabilities of the Trust. There can be no assurance that such a loan will be obtained or that such a sale of interests in the Royalty can be consummated or that $2,000,000 in proceeds can be obtained, or as to the terms, conditions and timing of such a loan or of the sale of interests in the Royalty.

(7) Federal Income Tax Matters

        The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each Unit holder will be treated as owning an interest in the Partnership.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

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

(9) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The reserve study prepared by DeGolyer and MacNaughton as of October 31, 2010 does not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Trust relating thereto estimated to be approximately $13 million, and without giving credit for an expected approximately $612,000 of insurance proceeds received by Chevron and to be allocated for the benefit of the Partnership with respect to Eugene Island 339. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2010, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

        Estimated net proved reserves attributable to the net profits interest owned by the Partnership, as of October 31, 2010, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2009(2)	137,464	868,505
Revisions of Previous Estimates	64,795	405,351
Improved Recovery	0	0
Purchases of Minerals in Place	0	0
Extensions, Discoveries, and Other Additions	0	0
Production(3)	(22,189)	(57,418)
Sales of Minerals in Place	0	0
Reserves as of October 31, 2010(4)	180,070	1,216,438

(1)
There are no proved undeveloped reserves for the Royalty Properties.

(2)
Estimated Eugene Island 339 abandonment costs were included.

(3)
Production was estimated based on the ratio as of October 31, 2009, of the Partnership's net profits interest in net reserves to the net reserves associated with the Partnership's net profits interest and the interests retained in the Royalty Properties by the Working Interest Owners. This ratio was then applied to the production net to the combined

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

  interests of the Partnership and the Working Interest Owners for the period from November 1, 2009, through October 31, 2010.

(4)
Estimated Eugene Island 339 abandonment costs were included

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. The platforms and wells on Eugene Island 339 were completely destroyed by the hurricane. Chevron has informed the Corporate Trustee that Chevron presently intends to pursue the redevelopment of the platforms and wells at Eugene Island 339 in accordance with the terms and conditions established by the Bureau of Ocean Energy Management, Regulation and Enforcement "BOEM", formerly the Minerals Management Service) in response to Chevron's submission to the BOEM of a program to restore production at Eugene Island 339. In December 2009, Chevron entered into a participation agreement with a third party to assist in the redevelopment of Eugene Island 338 and 339. The redevelopment plan provided that three wells were to be drilled from a common open water location in Eugene Island 338 in the second quarter of 2010. The first well of the three-well drilling program had been drilled; however, drilling activity was suspended and the drilling rig moved off location in July 2010. Chevron's inability to obtain related drilling permits in a timely basis under the new guidelines issued by the BOEM on June 8, 2010, following the oil spill in the U.S. Gulf of Mexico related to the sinking of the Deepwater Horizon drilling rig, pursuant to Notice to Lessees No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS", caused the parties to such participation agreement to revise and amend the participation agreement. The revised redevelopment plan provides for setting a platform at Eugene Island 338 and drilling wells into Eugene Island 339 and Eugene Island 338 from such platform. The revised redevelopment plan retains the original estimate for first production from Eugene Island 339 of the fourth quarter of 2012. Restoration of production at Eugene Island 338 and 339 is a complex process, requires various governmental permits, and cannot be assured at this time. The costs for the redevelopment project would be significant. Failure or inability to pursue such a redevelopment, or to satisfy the activity schedule approved by the BOEM, could result in a loss of the lease covering Eugene Island 339. At this time, there is and can be no assurance that each activity schedule date will be met or that an additional SOP will be approved by the BOEM or that production will be restored at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 338 and 339, there is no obligation for Chevron to continue to pursue such redevelopment. Additionally, the Trust cannot predict at this time the further impact that the oil spill in the U.S. Gulf of Mexico related to the sinking of the Deepwater Horizon drilling rig may have on the redevelopment of Eugene Island 339. Based on the reserve study of DeGolyer and MacNaughton for the oil and gas reserves attributable to the Partnership as of October 31, 2007, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2007.

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

costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership's royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership's royalty interest are located in the United States. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $19.8 million as of October 31, 2010 based on the reserve study of DeGolyer and MacNaughton.

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

        Distributable income for the Partnership for the periods ended December 31, 2010, 2009 and 2008 included Net Proceeds relating to production of reserves from the Royalty Properties for the twelve months ended October 31, 2010, 2009 and 2008, respectively.

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

        Crude oil sales to Chevron Corporation approximately 100%, 98% and 99% of crude oil revenues from the Royalty Properties during 2010, 2009 and 2008, respectively. During the year ended December 31, 2010 and 2009, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. During the years ended December 31, 2008, approximately 99% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

        The Trust's share of Royalty income was reduced by approximately $293,000, $320,000 and $482,000 in 2010, 2009 and 2008, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2010, 2009 and 2008.

(11) Subsequent Events

        On March 30, 2011, the Trust issued a press release announcing that there would be no trust distribution for the first quarter of 2011 for unitholders of record on March 31, 2011.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2010:
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

        The Corporate Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Corporate Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Corporate Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Corporate Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        There are no directors or executive officers of the Registrant. The Trustees consist of a Corporate Trustee and three Individual Trustees. The Bank of New York Mellon Trust Company, N.A. serves as the Corporate Trustee, and Gary C. Evans, Thomas H. Owen, Jr. and Jeffrey S. Swanson serve as the three Individual Trustees. Any Trustee may be removed by the affirmative vote of two Individual Trustees or by the affirmative vote of a majority of the Units at a meeting of Unit holders of beneficial interest in the Trust at which a quorum is present.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions that occurred in 2010.

Item 11.    Executive Compensation.

        During the year ended December 31, 2010, the Corporate Trustee received compensation from the Trust in an aggregate amount of $229,478. During the year ended December 31, 2010, each of the Individual Trustees received compensation from the Trust in an aggregate amount of $69,858. The Trust does not have any executive officers.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

        The Trust has no officers or directors. Accordingly, only holders of more than 5% of the Trust's Units are required to file reports with the SEC on Schedule 13D or Schedule 13G and holders of 10% or more of the Trust's Units are required to file initial and other reports with the SEC pursuant to Section 16 of the Securities Exchange Act of 1934. Based solely on a review of reports, the Trust is not aware of such holders as of March 30, 2011.

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

        Crude oil sales to Chevron Corporation accounted for approximately 100%, 98% and 99% of crude oil revenues from the Royalty Properties during 2010, 2009 and 2008, respectively. During the years ended December 31, 2010 and 2009, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. During the year ended December 31, 2008, approximately 99% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

        The Trust's share of Royalty income was reduced by approximately $293,000, $320,000 and $482,000 in 2010, 2009 and 2008, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2010, 2009 and 2008. Chevron, as the Managing General Partner of the Partnership, was paid a management fee of $1,172,039 for 2010 by the Partnership.

Item 14.    Principal Accountant Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustees. The Trustees have appointed Deloitte & Touche, LLP and its affiliates (collectively "Deloitte") as the independent registered public accounting firm to audit the trust's financial statements for the fiscal year ending December 31, 2011. During fiscal 2010, Deloitte served as the Trust's independent registered public accounting firm and also provided certain tax services.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2010 and 2009 by Deloitte:

	2010	2009
Audit fees(1)	$203,500	$210,000
Audit-related fees	—	—
Tax fees(2)	9,050	9,050
All other fees	—	—

Total fees	$212,550	$219,050

(1)
Fees for audit services in 2010 and 2009 consisted of the audit of the Trust's annual financial statements and reviews of the Trust's quarterly financial statements. Services in 2009 also included the attestation on the effectiveness of the Trust's internal control over financial reporting.

(2)
Fees for tax services billed in 2010 and 2009 consisted of tax compliance services.

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

			SEC File or Registration Number	Exhibit Number
4(a)	*	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(a)

			SEC File or Registration Number	Exhibit Number
4(b)	*	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(b)

4(c)	*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(c)

4(d)	*	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(d)

4(e)	*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	4(e)

10(a)	*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-6910	10(a)

10(b)	*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(b)

10(c)	*	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-6910	10(c)

10(d)	*	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-6910	10(d)

31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Reserve Study of DeGolyer & MacNaughton

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2011.

TEL OFFSHORE TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Signature		Date

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich, Vice President & Trust Officer	March 31, 2011
INDIVIDUAL TRUSTEES
/s/ GARY C. EVANS Gary C. Evans, Individual Trustee		March 31, 2011
/s/ THOMAS H. OWEN, JR. Thomas H. Owen, Jr., Individual Trustee		March 31, 2011
/s/ JEFFREY S. SWANSON Jeffrey S. Swanson, Individual Trustee		March 31, 2011

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