Form 10-Q
period 2011-06-30
TEL OFFSHORE TRUST
filed 2011-08-15
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

        As of August 11, 2011, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

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

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$47,625	$352,017
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,246,469 and $28,245,160, respectively	21,186	22,495

Total assets	$68,811	$374,512

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	47,625	352,017
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	21,186	22,495

Total liabilities and Trust corpus	$68,811	$374,512

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Royalty income	$—	$—	$—	$—
Interest income	4	27	13	148

	4	27	13	148
(Increase)/decrease in reserve for future Trust expenses	19,833	267,791	304,391	452,145
General and administrative expenses	(19,837)	(267,818)	(304,404)	(452,293)

Distributable income	—	—	—	—

Distributions per Unit (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$21,913	$25,563	$22,495	$27,186
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Amortization of net overriding royalty interest	(727)	(952)	(1,309)	(2,575)

Trust corpus, end of period	$21,186	$24,611	$21,186	$24,611

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings; at December 31, 2010 and June 30, 2011, the reserve amount was $352,017 and $47,625, respectively;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $19.8 million (unaudited) as of October 31, 2010. Such future net revenues do not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such future net revenues do include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Trust relating thereto estimated to be approximately $15 million. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Accounting and Going Concern (Continued)

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 25% of the Net Proceeds (as defined below in Note 3) for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended June 30, 2010 would substantially represent the revenues and expenses from the Royalty Properties from February 2010 through April 2010. Similarly, any cash conveyed to the Trust from the Royalty during the quarter ended June 30, 2011 would substantially represent the revenues and expenses from the Royalty Properties from February 2011 through April 2011. However, there was no cash conveyed to the Trust from the Royalty Properties from either February 2010 through April 2010 or February 2011 through April 2011. The financial and operating information included in this Form 10-Q for the three months ended June 30, 2011 and June 30, 2010 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of February, March and April. Similarly, financial and operating information with respect to the Royalty Properties for the six months ended June 30, 2011 and June 30, 2010 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November through April. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

Going Concern Uncertainty

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. The lack of Net Proceeds, not having sufficient cash flow to pay expenses on a current basis and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern (see Notes 4 and 6). Certain potential alternatives available to the Trustees are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        Set forth below are the quarterly distributions made by the Trust for 2011 and 2010.

Quarter	Distribution
2011:
Second	$0
First	0
2010:
Fourth	$0
Third	0
Second	0
First	0

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

        There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and, as currently expected, to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Distributions to Unit Holders (Continued)

recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. On May 16, 2011, Chevron informed the Trust that the estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $13 million to approximately $15 million, approximately $14.2 million of which had been incurred through July 31, 2011, and without giving credit for an expected approximately $612,000 of insurance proceeds received. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of April 30, 2011, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $3.7 million. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which development and production costs exceeded the related proceeds of production as of December 31, 2010. Significant redevelopment costs will be incurred if Eugene Island 339 is redeveloped; however, Chevron has entered into a participation agreement with a third party whereby the third party has the right to earn an assignment of 65% of Chevron's working interest in the Eugene Island properties, and neither Chevron nor the Trust would, except in the event of any amendment of the participation agreement, bear the cost of the redevelopment of Eugene Island 339. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty.

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

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty properties, as of April 30, 2011, was approximately $3.7 million, net to the royalty interest; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the underlying conveyance of the royalty if, and when, net proceeds would otherwise be payable on the royalty. In the second quarter of 2011, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2011, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

Note 6—Reserve For Future Trust Expenses

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the second quarter of 2011, the Trust used approximately $19,833 from the reserve account for current expenses, leaving a reserve balance as of June 30, 2011 of approximately $47,625, or approximately 6% of the average annual expenses of the Trust during the three-year period ended June 30, 2011. As of June 30, 2011, the Trust had additional expenses of approximately $207,000 in the aggregate that had not been paid. During the second quarter of 2010, the Trust used $267,791 from the reserve account for current expenses, leaving a reserve balance as of June 30, 2010 of $810,935, or approximately one times the average annual expenses of the Trust during the three-year period ended June 30, 2010.

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

        On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needs funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron is marketing for sale by the Partnership the entire Royalty, while reserving the right to sell only a portion of the Royalty. Chevron has engaged EnergyNet.com, Inc. to conduct the marketing process and the related auction for the Royalty, with the bids in the auction scheduled to be due on August 30, 2011. EnergyNet.com, Inc. is a FINRA-registered broker dealer that provides marketing services to the oil and gas industry. The Trustees are in ongoing discussions with Chevron regarding the sales process conducted by Chevron and EnergyNet.com, Inc. In notices to Chevron, the Trustees have reserved the right to withdraw, at any time, the instruction to sell interests in the Royalty. There can be no assurance that such a sale of interests in the Royalty will be consummated, or as to the terms, conditions and timing of such a sale of interests in the Royalty.

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

Financial Review

        In January 2010, the Trust engaged an independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Such audit review process is currently on-going and may result in certain adjustments to revenues, production volumes, prices and expenditures. As part of such process, Chevron has agreed that $22,197 in adjustments were appropriate, which were credited in the first quarter of 2011. Chevron did not pay this amount to the Partnership or the Trust, but credited such amount against the Partnership's share of allocated expenses for the Royalty Properties. Chevron has also agreed that $608,409 of expenses with respect to Eugene Island 339 in the first quarter of 2009 that were previously allocated to the Partnership should have been charged to Chevron. Credit for $287,594 of such amount was made in the second quarter of 2011, with the remaining $320,815 to be credited in the third quarter of 2011. No assurance can be provided as to the ultimate outcome of such audit review process.

Three Months Ended June 30, 2011 and 2010

        There were no distributions to the Unit holders for the three months ended June 30, 2011 and 2010.

        Crude oil and condensate revenues increased $2,091,410, or 91%, to $4,398,969 in the second quarter of 2011 from $2,307,559 in the second quarter of 2010. Oil volumes during the second quarter of 2011 increased 41% to 42,109 barrels, compared to 29,867 barrels of oil produced in the second quarter of 2010. The increase in volumes is due primarily to increased production at Ship Shoal 182/183, although such production for each of the two periods was affected by necessary repairs. Production ceased at Ship Shoal 182/183 for 36 days starting in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Ship Shoal was again shut-in during November 2010 for a tank replacement and production slowly returned thereafter. The average price received for crude oil and condensate increased 35%, or $27.21, to $104.47 per barrel in the second quarter of 2011 from $77.26 per barrel in the second quarter of 2010.

        Gas revenues decreased $171,849, or 49%, to $177,689 in the second quarter of 2011 from $349,538 in the second quarter of 2010. Gas volumes during the second quarter of 2011 decreased 24% to 44,061 Mcf, compared to 57,971Mcf produced in the second quarter of 2010. The decrease in volumes is due primarily to the shut-in of the platform at Ship Shoal 182/183 during November 2010 for a tank replacement. The average price received for natural gas was $4.03 per Mcf in the second quarter of 2011 compared to $6.03 per Mcf in the second quarter of 2010. Gas products revenue decreased $25,520, or 69%, to $11,201 in the second quarter of 2011 from $36,721in the second quarter of 2010. Gas products volumes during the second quarter of 2011 decreased 73% to 7,731 gallons, compared to 28,261gallons in the second quarter of 2010.

        Capital expenditures increased by $34,193, or 49%, from $69,177 in the second quarter of 2010 to $103,370 in the second quarter of 2011. The higher amount of capital expenditures during the second quarter of 2011 relate primarily to tank and panel upgrades at Ship Shoal 182/183.

        Operating expenses increased by $3,618,372, or 230%, from $1,571,593 in the second quarter of 2010 to $5,189,965 in the second quarter of 2011. The increase in operating expenses is due primarily to more well and platform abandonment work being conducted at Eugene Island 339 in the second quarter of 2011 as compared to the second quarter of 2010.

        The Royalty Properties had undistributed net loss of $725,568 in the second quarter of 2011.

        In the second quarter of 2011, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2011, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

        In the second quarter of 2010, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2010, $4,306,383 remained in the Special Cost Escrow account.

Six Months Ended June 30, 2011 and 2010

        There were no distributions to the Unit holders for the six months ended June 30, 2011 and 2010.

        Crude oil and condensate revenues increased $1,050,586, or 17%, to $7,206,064 in the first six months of 2011 as compared to $6,155,478 for the same period in 2010, due primarily to increased realized prices. Oil volumes decreased 8% to 74,629 barrels in the first six months of 2011 from 80,775 barrels in the first six months of 2010. Production ceased at Ship Shoal 182/183 for 36 days starting in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Ship Shoal was again shut-in during November 2010 for a tank replacement and production slowly returned thereafter. The average price received for crude oil and condensate increased 27%, or $20.35, to $96.56 per barrel in the first six months of 2011 from $76.21 per barrel in the first six months of 2010.

        Gas revenues decreased $464,629, or 57%, to $346,040 in the first six months of 2011 from $810,669 for the same period in 2010. Gas volumes decreased 45% to 86,488 Mcf in the first six months of 2011 from 156,821 Mcf for the same period in 2010. Production ceased at Ship Shoal 182/183 for 36 days starting in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Ship Shoal was again shut-in during November 2010 for a tank replacement and production slowly returned thereafter. The average price received for natural gas decreased 23%, or $1.17, to $4.00 per Mcf in the first six months of 2011 from $5.17 per Mcf in the same period of 2010. Gas products revenue decreased $89,277, or 76%, to $28,945 in the first six months of 2011 from $118,222 in the same period of 2010, primarily due to an decrease in production volume of 71,294 gallons, or 77%, to 20,852 gallons in the first six months of 2011 from 92,146 gallons in the same period of 2010.

        Capital expenditures increased $570,242, or 594%, from $95,993 in the first six months of 2010 to $666,235 in the same period of 2011. The higher amount of capital expenditures during the first six months of 2011 relate primarily to tank and panel upgrades at Ship Shoal 182/183.

        Operating expenses increased by $1,288,888, or 16%, from $7,832,533 in the first six months of 2010 to $9,121,421 in the first six months of 2011, due primarily to increased well and platform abandonment work being conducted at Eugene Island 339 in the second quarter of 2011 as compared to the second quarter of 2010. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $437,703 and $505,884.59 for the first six months of 2010 and the first six months of 2011, respectively.

        The Royalty Properties had undistributed net loss of $2,243,681 for the six months ended June 30, 2011.

        In the first six months of 2011 and 2010, no funds were released or escrowed from the Special Cost Escrow account.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. The Trust has previously determined that a cash reserve equal to approximately three times the average annual expenses of the Trust during each of the then past three years was sufficient to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the second quarter of 2011, the Trust used approximately $19,833 from the reserve for current expenses, leaving a reserve balance as of June 30, 2011 of approximately $47,625, or approximately 6% of the average annual expenses of the Trust during the three-year period ended June 30, 2011. As of June 30, 2011, the Trust had additional expenses of approximately $207,000 in the aggregate that had not been paid.

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

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 47% of such revenues for the nine months ended September 30, 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 41% of such revenues for the nine months ended September 30, 2008. Based on a prior year reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2007. Chevron is still working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the second quarter of 2012. On May 16, 2011, Chevron informed the Trust that the estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $13 million to approximately $15 million, approximately $14.2 million of which had been incurred through July 31, 2011, and without giving credit for an expected approximately $612,000 of insurance proceeds received, or to be received, by Chevron.

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation of production (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek a Suspension of Production, or "SOP", that, if approved by the regional supervisor of the BOEM, allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Chevron, as the operator of Eugene Island 339, sought and obtained an SOP for Eugene Island 339 for the period from December 1, 2010 through October 31, 2011. Chevron had previously sought and obtained an SOP providing for the staged redevelopment of Eugene Island 339 and the adjacent lease, Eugene Island 338 (which is not a Royalty Property), as a single development project, contingent upon meeting certain obligations established in the SOP. The initial SOP extended the lease on Eugene Island 339 until November 30, 2010. A subsequent SOP extends the lease from December 1, 2010 through October 31, 2011, as long as certain SOP milestones are met. The first milestone, "issue Jacket and Pile Material Order (MTO) Drawings to fabrication contractor", due prior to April 30, 2011, was met and Chevron so informed the BOEM. The second milestone, "continuation of offshore deck refurbishment," due prior to May 30, 201, was met and Chevron so informed the BOEM. Additional SOP milestones include a report on deck refurbishment due prior to August 30, 2011, and commencement of jacket and pile fabrication due prior to October 30, 2011. Chevron is required to provide the BOEM with these periodic updates on the progress of the redevelopment of Eugene Island and to meet each of the SOP activity schedule deadlines to maintain the SOP. Although the second SOP (December 1, 2010 through October 31, 2011) expires on October 31, 2011, the BOEM has acknowledged that production is not scheduled to be restored at Eugene Island until October 2012. Therefore, Chevron must submit, and obtain approval by the regional supervisor of the BOEM of, an additional SOP request prior to October 31, 2011 to obtain BOEM authority for any redevelopment of Eugene Island 338 and 339 after October 31, 2011. While Chevron has stated that it intends to redevelop Eugene Island 338 and 339, and has met the activity schedule obligations through April 2011, there is no obligation upon Chevron to continue to pursue such redevelopment.

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

        By letter dated May 9, 2011, Chevron informed the Trust that, under such participation agreement with the third party, the third party holds the right to earn an assignment of 65% of Chevron's working interest in the Eugene Island 339 properties. Chevron holds a 50% interest in Eugene Island 339, which interest is included in the 5500' and the 4500' sand units; 42.05% of all production from the 5500' sand unit is allocated to Eugene Island 339 and 38.50% of the gas production and 24.44% of the oil production from the 4500' sand unit is allocated to Eugene Island 339. Pursuant to the terms of the Conveyance, Chevron may enter into a farmout agreement whereby Chevron assigns any portion of its interest in the Royalty Properties free and clear of the Royalty, and the Royalty will be reduced in the same proportion as that in which the Royalty Property is reduced. Under the terms of the Conveyance, a "farmout agreement" is defined as an agreement with a third party requiring or permitting the performance of drilling or development operations on a Royalty Property, and for which all or substantially all of the consideration is the transfer of an interest in a Royalty Property. Because Chevron's working interests will, with an earning by the third party under such participation agreement, be reduced by 65%, the Royalty held by the Partnership with respect to such properties will, effective as of the date of any earning as provided for in the assignment, be reduced proportionately. According to Chevron, as a result of any assignment that may be earned and delivered under such participation agreement, neither Chevron nor the Trust will, except in the event of any subsequent amendment(s) of the participation agreement, bear the cost of the redevelopment of Eugene Island 339 under the terms of such participation agreement. Chevron and the Trust will bear the proportionately reduced post-redevelopment costs incurred for each Eugene Island 339 Royalty Property.

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

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron, as the Managing General Partner of the Partnership, understands that, as a result of the cessation of production at West Cameron 643 due to the damages inflicted by Hurricane Ike to a third-party transporter's pipeline, Hilcorp submitted to the BOEM a program to restore production at West Cameron 643 and such request was granted. The approval by the BOEM expired by its terms on May 31, 2010, and Chevron has been informed by Hilcorp that it submitted to the BOEM a request for an extension but that such request was denied. Accordingly, the lease for West Cameron 643 expired on May 31, 2010. Chevron has been informed by Hilcorp that it is in the process of plugging and abandoning the wells at West Cameron 643, which is expected to be completed in October 2011, and that Hilcorp would then remove the related infrastructure by the end of 2011. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron

371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and field abandonment work, including the related wells, equipment platforms and any field infrastructure, is expected to commence in the third quarter of 2011, after the operator received an extension of the one-year deadline to complete such abandonment work.

        In January 2010, the Trust engaged an independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Such audit review process is currently on-going and may result in certain adjustments to revenues, production volumes, prices and expenditures. As part of such process, Chevron has agreed that $22,197 in adjustments were appropriate, which were credited in the first quarter of 2011. Chevron did not pay this amount to the Partnership or the Trust, but credited such amount against the Partnership's share of allocated expenses for the Royalty Properties. Chevron has also agreed that $608,409 of expenses with respect to Eugene Island 339 in the first quarter of 2009 that were previously allocated to the Partnership should have been charged to Chevron. Credit for $287,594 of such amount was made in the second quarter of 2011, with the remaining $320,815 to be credited in the third quarter of 2011. No assurance can be provided as to the ultimate outcome of such audit review process.

Three Months Ended June 30, 2011 and 2010

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

        Ship Shoal 182/183 crude oil revenues increased from $2,208,849 in the second quarter of 2010 to $4,263,094 in the second quarter of 2011, due primarily to an increase in net crude oil production from 28,576 barrels in the second quarter of 2010 to 40,800 barrels in the second quarter of 2011. The increase in volumes is due primarily to increased production at Ship Shoal 182/183, although such production for each of the two periods was affected by necessary repairs. Production ceased at Ship Shoal 182/183 for 36 days starting in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Ship Shoal was again shut-in during November 2010 for a tank replacement and production slowly returned thereafter. The average crude oil price received increased from $77.30 per barrel in the second quarter of 2010 to $104.49 per barrel for the same period in 2011. Gas revenues decreased from $331,535 in the second quarter of 2010 to $164,686 in the second quarter of 2011. Gas production decreased from 54,918 Mcf in the second quarter of 2010 to 41,042 Mcf in the second quarter of 2011, primarily as a result of the shut in during November 2010. Capital expenditures increased from $53,450 in the second quarter of 2010 to $96,300 in the second quarter of 2011 primarily due to tank and panel upgrades. Operating expenses decreased from $846,547 in the second quarter of 2010 to $738,331 for the same period in 2011.

        Eugene Island 339 net crude oil revenues were $0 in the second quarter of 2010 and 2011 due to suspended drilling activity and, therefore, no production in the second quarter of 2011 and 2010. Gas revenues were $0 in the second quarter 2010 and 2011 also as a result of the suspended drilling and, therefore, no gas production during the second quarter of 2010 and 2011. Capital expenditures were $(327) in the second quarter of 2010 and $0 in the second quarter of 2011. Capital expenditures for the second quarter of 2010 reflect a credit of $327 associated with abandonment expense during a prior period. Operating expenses increased from $541,428 in the second quarter of 2010 to $4,156,686 in the second quarter of 2011 due primarily to more well and platform abandonment work being conducted at Eugene Island 339 in the second quarter of 2011 as compared to the second quarter of 2010.

        West Cameron 643 gas revenues decreased from $5,244 in the second quarter of 2010 to $0 in the second quarter of 2011. Gas volumes were 0 Mcf in the second quarter of 2010 and 2011. There was no actual gas production during the second quarter of 2010 and 2011as a result of the field being shut-in following Hurricane Ike in September 2008. The positive revenues for the second quarter of 2010 are the result of a correction to a prior period audit adjustment made in the first quarter of 2009. Operating expenses decreased from $46,144 in the second quarter of 2010 to $0 for the same period in 2011, and capital expenditures were $0 in the second quarter of 2010 and 2011.

        East Cameron 371 crude oil revenues were $0 in the second quarter of 2010 and 2011 as a result of the field being shut-in following Hurricane Ike in September 2008. Production was 0 barrels in the second quarter of 2010 and 2011. Gas revenues were $0 in the second quarter of 2010 and 2011 as a result of no gas volumes in the second quarter 2010 and 2011. Operating expenses and capital expenditures were $0 in the second quarter of 2010 and 2011.

        South Timbalier 36/37 crude oil revenues increased from $84,930 in the second quarter of 2010 to $135,875 for the same period in 2011 due primarily to an increase in realized oil prices and an increase in oil production volumes. There was an increase in crude oil production volumes to 1,310 barrels in the second quarter of 2011 from 1,103 barrels in the second quarter of 2010. The average crude oil price received increased from $76.98 per barrel in the second quarter of 2010 to $103.75 per barrel in the second quarter of 2011. Gas revenues decreased from $17,456 in the second quarter 2010 to $13,003 in the second quarter of 2011 due primarily to a decrease in gas prices realized. There was an increase in natural gas volumes from 2,959 Mcf in the second quarter of 2010 to 3,019 Mcf in the second quarter of 2011. The average natural gas price received decreased from $5.90 per Mcf in the second quarter of 2010 to $4.31 per Mcf in the second quarter of 2011. Capital expenditures decreased from $16,053 in the second quarter of 2010 to $7,430 in the second quarter of 2011 due primarily to decreased drilling work that was conducted during the second quarter of 2011. Operating expenses decreased from $11,017 in the second quarter of 2010 to $7,136 in the second quarter of 2011.

Six Months Ended June 30, 2011 and 2010

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $5,967,751 in the first six months of 2010 to $6,965,004 in the same period in 2011, due primarily to an increase in the average crude oil price from $76.24 per barrel in the first six months of 2010 to $96.61 per barrel for the same period in 2011. This increase was partially offset by a decrease in net crude oil production from 78,284 barrels in the first six months of 2010 to 72,092 in the same period of 2011. Production ceased at Ship Shoal 182/183 for 36 days starting in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Ship Shoal was again shut-in during November 2010 for a tank replacement and production slowly returned thereafter. Gas revenues decreased from $788,004 in the first six months of 2010 to $321,832 in the same period of 2011. Gas production decreased from 152,379 Mcf in the first six months of 2010 to 80,605 Mcf in the same period of 2011. The natural gas sales price was $5.18 per Mcf in the first six months of 2010 compared to $3.99 per Mcf in the first six months of 2011. Capital expenditures increased from $88,455 in the first six months of 2010 to $632,270 in the same period of 2011, due primarily to tank and panel upgrades during the first six months of 2011. Operating expenses increased from $1,518,373 in the first six months of 2010 to $1,894,690 for the same period in 2011 primarily due to a routine wireline support expense project.

        Eugene Island 339 net crude oil revenues were $0 in the first six months of 2010 and in 2011. Production was 0 barrels in the first six months of 2010 and 2011. Gas revenues were $0 in the first six months 2010 and 2011. Production was 0 Mcf in the first six months of 2010 and 2011. Capital expenditures increased from $(8,582) in the first six months of 2010 to $0 in the same period in 2011. Capital expenditures for the first six months of 2010 reflect credits of $8,582 associated with the workover of a well during a prior period and an invoice correction related to well abandonment. Operating expenses increased from $5,684,176 in the first six months of 2010 to $6,704,494 in the same period in 2011, due primarily to more well and platform abandonment work being conducted in the first six months of 2011 as compared to the first six months of 2010.

        West Cameron 643 gas revenues decreased from $5,244 in the first six months of 2010 to $0 for the same period in 2011. Gas volumes were 0 Mcf in the first six months of 2010 and 2011. There was no actual gas production during the first six months of 2010 as a result of the field being shut-in following Hurricane Ike in September 2008. The positive revenues for the first six months of 2010 are the result of a correction to a prior period audit adjustment made in the first quarter of 2009. Operating expenses decreased from $173,152 for the first six months of 2010 to $0 for the same period in 2011, and capital expenditures were $0 for the first six months of 2010 and 2011, as the field was shut-in after Hurricane Ike in September 2008 as a result of damages to a third-party transporter's pipeline.

        East Cameron 371 crude oil revenues were $0 for the first six months of 2010 and 2011 as a result of the field being shut-in following Hurricane Ike in September 2008. Production was 0 barrels in the first six months of 2010 and 2011. Gas revenues were $0 for the first six months of 2010 and 2011 as a result of no volumes in the first six months of 2010 and 2011. Capital expenditures were $0 in the first six months of 2010 and 2011. Operating expenses were $0 in the first six months of 2010 and 2011.

        South Timbalier 36/37 crude oil revenues increased from $167,377 in the first six months of 2010 to $241,061 for the same period in 2011 due primarily to an increase in the average crude oil price received from $75.77 per barrel in the first six months of 2010 to $94.98 per barrel for the same period in 2011. There was also an increase in crude oil production volumes to 2,538 barrels in the first six months of 2011 from 2,209 barrels in the first six months of 2010. Gas revenues increased from $21,933 in the first six months of 2010 to $24,207 in the first six months of 2011. There was an increase in natural gas volumes from 4,298 Mcf in the first six months of 2010 to 5,883 Mcf in the first six months of 2011. The natural gas sales price was $5.10 per Mcf in the first six months of 2010 compared to $4.11 per Mcf in the first six months of 2011. Capital expenditures increased from $16,119 in the first six months of 2010 to $33,964 in the first six months of 2011 due primarily to drilling work that was conducted during the first six months of 2011. Operating expenses decreased from $19,128 in the first six months of 2010 to $16,353 in the first six months of 2011.

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

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted, although there were funds available for distribution given that there was some production from Eugene Island 339 and Ship Shoal 182/183 in August and September 2008. The Trust has not received a distribution of Net Proceeds since December 2008. Consequently, the Trust has not made a distribution to Unit holders for ten consecutive quarters, or since January 9, 2009. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment.

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

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron has been informed by the operator of West Cameron 643 that the operator submitted to the BOEM a request for an extension of the program to restore production but that such request was denied. Accordingly, the lease for West Cameron 643 expired on May 31, 2010. Chevron has been informed by the operator that it is in the process of plugging and abandoning the wells at West Cameron 643, which is expected to be completed in October 2011, and that the operator would then remove the related infrastructure by the end of 2011. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and field abandonment work, including the related wells, equipment platforms and any field infrastructure, is expected to commence in the third quarter of 2011, after the operator received an extension of the one-year deadline to complete such abandonment work. See "—Operational Review" for a more detailed discussion of West Cameron 643 and East Cameron 371.

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron has informed the Trustees that Chevron has reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike, and that the allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, is approximately $612,000. Chevron applied $400,000 thereof in the first quarter of 2011 and has stated that the remaining approximately $212,000 is to be received by Chevron and allocated to the Partnership's interest upon completion of the abandonment work at Eugene Island, which is expected to occur in the second quarter of 2012. Chevron has stated that all such allocated insurance proceeds will be applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. On May 16, 2011, Chevron informed the Trust that the estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately

$13 million to approximately $15 million, approximately $14.2 million of which had been incurred through July 31, 2011, without taking into account the benefit of such allocated insurance proceeds. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of April 30, 2011, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $3.7 million. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which production costs exceeded the proceeds from production as of December 31, 2010; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Significant development and production costs will continue to be incurred if Eugene Island 339 is redeveloped. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operational Review."

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

        The reserve amount at June 30, 2011 was approximately $47,625, or approximately 6% of the average annual expenses of the Trust during the three-year period ended June 30, 2011. As of June 30, 2011, the Trust had additional expenses of approximately $207,000 in the aggregate that had not been paid. The reserve amount at December 31, 2010 was $352,017, or approximately 39% of the average annual expenses of the Trust during the three-year period ended December 31, 2010. As described herein, there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. Because of the lack of receipt of Net Proceeds, the Trust does not currently have sufficient cash flow to pay expenses on a current basis. The Trustees have taken certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

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

        On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needs funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron is marketing for sale by the Partnership the entire Royalty, while reserving the right to sell only a portion of the Royalty. Chevron has engaged EnergyNet.com, Inc. to conduct the marketing process and the related auction for the Royalty, with the bids in the auction scheduled to be due on August 30, 2011. EnergyNet.com, Inc. is a FINRA-registered broker dealer that provides marketing services to the oil and gas industry. The Trustees are in ongoing discussions with Chevron regarding the sales process conducted by Chevron and EnergyNet.com, Inc. In notices to Chevron, the Trustees have reserved the right to withdraw, at any time, the instruction to sell interests in the Royalty. There can be no assurance that such a sale of interests in the Royalty will be consummated, or as to the terms, conditions and timing of such a sale of interests in the Royalty.

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

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. The lack of Net Proceeds, not having sufficient cash flow to pay expenses on a current basis and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern (see Notes 4 and 6 to the financial statements). Certain potential alternatives available to the Trustees are described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2010 future net revenues attributable to the Trust's royalty interests were estimated at $19.8 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2010 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 66% of the future net revenues from the Royalty Properties are expected to be received by the Trust by October 31, 2012. The reserve study does not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339. On May 16, 2011, Chevron informed the Trust that the estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $13 million to approximately $15 million, approximately $14.2 million of which had been incurred through July 31, 2011, and without giving credit for an expected approximately $612,000 of insurance proceeds received, or to be received, by Chevron and allocated for the benefit of the Partnership with respect to Eugene Island 339. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2010. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the second quarter of 2011, there were no funds released or escrowed from the Special Cost Escrow account. As of June 30, 2011, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty properties, as of April 30, 2011, was approximately $3.7 million, net to the royalty interest; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the underlying conveyance of the royalty if, and when, net proceeds would otherwise be payable on the royalty. In the second quarter of 2011, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2011, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust.

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

	Royalty Properties Three Months Ended June 30,(1)
	2011	2010
Crude oil and condensate (bbls)	42,109	29,867
Natural gas and gas products (Mcfe)	45,165	62,008
Crude oil and condensate average price, per bbl	$104.47	$77.26
Natural gas average price, per Mcf (excluding gas products)	$4.03	$6.03
Crude oil and condensate revenues	$4,398,969	$2,307,559
Natural gas and gas products revenues	188,889	386,258
Production expenses	(5,189,965)	(1,571,593)
Capital expenditures	(103,730)	(69,177)
Interest	(19,731)	—
Undistributed net loss (income)(2)	725,568	1,045,972
Refund of (provision for) Special Cost Escrow	—	7,075

Net Proceeds	—	—
Royalty interest	x25%	x25%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty income	$—	$—

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

	Royalty Properties Six Months Ended June 30,
	2011	2010
Crude oil and condensate (bbls)	74,629	80,775
Natural gas and gas products (Mcfe)	89,466	169,984
Crude oil and condensate average price, per bbl	$96.56	$76.21
Natural gas average price, per Mcf (excluding gas products)	$4.00	$5.17
Crude oil and condensate revenues	$7,206,064	$6,155,478
Natural gas and gas products revenues	$374,984	928,890
Production expenses	(9,121,422)	(7,832,533)
Capital expenditures	(666,235)	(95,993)
Interest	(43,388)	—
Undistributed net loss (income)(1)	2,243,681	843,396
Refund of (provision for) Special Cost Escrow	6,316	762

Net Proceeds	—	—
Royalty interest	x25%	x25%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$—	$—

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

        The Trust may borrow money to pay expenses of the Trust. Additionally, if development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Consequently, the Trust will be exposed to interest rate market risk should it borrow money to pay expenses and to the extent that development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008 as development and production costs of the

Royalty for each Quarterly Period since November 2008 have exceeded the proceeds of production from the Royalty Properties. As of April 30, 2011, development and production costs of the Royalty exceeded the proceeds of production from the Royalty Properties by approximately $3.7 million after taking into account Chevron's withdrawal of $4,304,894 from the Special Cost Escrow account of the Working Interest Owners in the fourth quarter of 2010.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended June 30, 2011, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

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

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. The Trust has not received a distribution of Net Proceeds since December 2008, and there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. The Trust continues to utilize its cash reserves to pay expenses; however, as of June 30, 2011, those reserves were approximately 6% of the average annual expenses of the Trust during the three-year period ended June 30, 2011. As of June 30, 2011, the Trust had additional expenses of approximately $207,000 in the aggregate that had not been paid. Because of the lack of receipt of Net Proceeds, the Trust does not currently have sufficient cash flow to pay expenses on a current basis. The Trustees have taken certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needs funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron is marketing for sale by the Partnership the entire Royalty, while reserving the right to sell only a portion of the Royalty. Chevron has engaged EnergyNet.com, Inc. to conduct the marketing process and the related auction for the Royalty, with the bids in the auction scheduled to be due on August 30, 2011. The Trustees are in ongoing discussions with Chevron regarding the sales process conducted by Chevron and EnergyNet.com, Inc. In notices to Chevron, the Trustees have reserved the right to withdraw, at any time, the instruction to sell interests in the Royalty. The Trustees are also continuing to seek a loan to the Trust to be able to pay the liabilities of the Trust. There can be no assurance that such a loan will be obtained or that such a sale of interests in the Royalty will be consummated, or as to the terms, conditions and timing of such a loan or of the sale of interests in the Royalty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 2 of this Form 10-Q.

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

Date: August 12, 2011

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