Form 10-Q
period 2011-09-30
TEL OFFSHORE TRUST
filed 2011-11-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

        As of November 11, 2011, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

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

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TEL OFFSHORE TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$6,580	$352,017
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,247,172 and $28,245,160, respectively	20,483	22,495

Total assets	$27,063	$374,512

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	6,580	352,017
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	20,483	22,495

Total liabilities and Trust corpus	$27,063	$374,512

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Royalty income	$—	$—	$—	$—
Interest income	1	20	13	168

	1	20	13	168
Decrease in reserve for future Trust expenses	41,045	237,784	345,438	689,929
General and administrative expenses	(41,046)	(237,804)	(345,451)	(690,097)

Distributable income	—	—	—	—

Distributions per Unit (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$21,186	$24,611	$22,495	$27,186
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Amortization of net overriding royalty interest	(703)	(1,242)	(2,012)	(3,817)

Trust corpus, end of period	$20,483	$23,369	$20,483	$23,369

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings; at December 31, 2010 and September 30, 2011, the reserve amount was $352,017 and $6,580, respectively;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $19.8 million (unaudited) as of October 31, 2010. Such future net revenues do not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such future net revenues do include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Trust relating thereto estimated to be approximately $16.5 million. However, on October 27, 2011, the Partnership sold 20% of the Royalty for gross proceeds of $1,600,000. See 7—Subsequent Events. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Accounting and Going Concern (Continued)

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds (as defined below in Note 3) for the immediately preceding Quarterly Period. As discussed in Note 7—Subsequent Events, on October 27, 2011, but effective as of August 1, 2011, the Partnership sold 20% of the Royalty to a third party; as a result, on the last business day of each calendar quarter after August 1, 2011, the Working Interest Owners are to pay to the Partnership 80% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended September 30, 2010 would substantially represent the revenues and expenses from the Royalty Properties from May 2010 through July 2010. Similarly, any cash conveyed to the Trust from the Royalty during the quarter ended September 30, 2011 would substantially represent the revenues and expenses from the Royalty Properties from May 2011 through July 2011. However, there was no cash conveyed to the Trust from the Royalty Properties from either May 2010 through July 2010 or May 2011 through July 2011. The financial and operating information included in this Form 10-Q for the three months ended September 30, 2011 and September 30, 2010 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of May, June and July. Similarly, financial and operating information with respect to the Royalty Properties for the nine months ended September 30, 2011 and September 30, 2010 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November through July. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

Going Concern Uncertainty

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern (see Notes 4 and 6). Certain potential alternatives available to the Trustees are described in Note 7. The Trust may also borrow funds. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3—Net Overriding Royalty Interest

        The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties; such percentage of Net Proceeds is 20% effective as of August 1, 2011 due to a sale by the Partnership of a portion of the Royalty. See Note 7—Subsequent Events. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Net Overriding Royalty Interest (Continued)

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

        Set forth below are the quarterly distributions made by the Trust for 2011 and 2010.

Quarter	Distribution
2011:
Third	$0
Second	0
First	0
2010:
Fourth	$0
Third	0
Second	0
First	0

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

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Distributions to Unit Holders (Continued)

        There are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and, as currently expected, to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment. Chevron offered to the Trustees in February 2011 that, based on then present production forecasts, the possibility of distributions being made to the Partnership would likely begin in 2013. However, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and distributions could recommence some time before, during or after 2013, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. In September 2011, Chevron informed the Trust that the estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $15 million to approximately $16.5 million, approximately $14.2 million of which had been incurred through July 31, 2011, and without giving credit for an expected approximately $612,000 of insurance proceeds received. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of July 31, 2011, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $4.2 million. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which development and production costs exceeded the related proceeds of production as of December 31, 2010. Significant redevelopment costs will be incurred if Eugene Island 339 is redeveloped; however, Chevron has entered into a participation agreement with a third party whereby the third party has the right to earn an assignment of 65% of Chevron's working interest in the Eugene Island properties, and neither Chevron nor the Trust would, except in the event of any amendment of the participation agreement, bear the cost of the redevelopment of Eugene Island 339. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty.

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

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty properties, as of July 31, 2011, was approximately $4.2 million, net to the royalty interest; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the underlying conveyance of the royalty if, and when, net proceeds would otherwise be payable on the royalty. In the third quarter of 2011, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2011, $1,000 remained in the Special Cost Escrow account. None of the funds held in the Special Cost Escrow account are reflected in the financial statements of the Trust.

        In connection with the sale of 20% of the Royalty by the Partnership in October 2011, the Partnership also assigned 20% of its rights and obligations with respect to the Special Cost Escrow. See Note 7—Subsequent Events.

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

Note 6—Reserve For Future Trust Expenses

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the third quarter of 2011, the Trust used approximately $41,046 from the reserve account for current expenses, leaving a reserve balance as of September 30, 2011 of approximately $6,580, or approximately 1% of the average annual expenses of the Trust during the three-year period ended September 30, 2011. As of September 30, 2011, the Trust had additional expenses of approximately $432,000 in the aggregate that had not been paid. During the third quarter of 2010, the Trust used $237,784 from the reserve account for current expenses, leaving a reserve balance as of September 30, 2010 of $573,151, or approximately 67% of the average annual expenses of the Trust during the three-year period ended September 30, 2010.

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

Note 7—Subsequent Events

        Because of the lack of receipt of Net Proceeds, the Trust has not had sufficient cash flow to pay expenses on a current basis. The Trust Agreement provides that, if necessary to provide for the payment of specific liabilities of the Trust then due, the Trustees may without a vote of the Unit holders (a) sell all or a portion of the Trust's interest in the Partnership or any other assets of the Trust for such cash consideration as the Trustees shall deem appropriate, (b) exercise their rights under the Partnership Agreement to dissolve the Partnership, or (c) cause a sale by the Partnership of the overriding royalty interest owned by the Partnership.

        On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Subsequent Events (Continued)

from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty, while reserving the right to sell only a portion of the Royalty. Chevron engaged EnergyNet.com, Inc. to conduct the marketing process and the related auction for the Royalty, with the bids in the auction due on August 30, 2011. EnergyNet.com, Inc. is a FINRA-registered broker dealer that provides marketing services to the oil and gas industry.

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty. The sale generated $1,600,000 in gross proceeds and occurred as part of such formal auction process for the Royalty. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust will use such net proceeds solely for the payment of expenses of the Trust.

        The sale is governed by a letter agreement, pursuant to which the Partnership and RNR Production, Land and Cattle Company, Inc. ("Purchaser") made various representations and warranties, with related indemnification obligations. In connection therewith, the Partnership and Purchaser executed a Partial Assignment of Overriding Royalty Interests.

        The sale was made to Purchaser on October 27, 2011, though the assignment of the 20% is effective as of August 1, 2011. Purchaser initially required a minimum purchase of 25% of the Royalty. Pursuant to an Option Agreement, the Partnership has agreed with Purchaser that if the Partnership elects to sell, or market for sale, any portion of the Royalty on or prior to December 31, 2012, Purchaser will have the option to acquire such percentage interest, up to an additional 5% of the entire Royalty, for a sales price equivalent to the product of $80,000 times the percentage interest acquired. In order to exercise the option, Purchaser would have to provide the Partnership notice of such exercise within 10 days following the Partnership's notice to Purchaser of such proposed sale.

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

Financial Review

        In January 2010, the Trust engaged an independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Such audit review process is currently on-going and may result in certain adjustments to revenues, production volumes, prices and expenditures. As part of such process, Chevron has agreed that $22,197 in adjustments were appropriate, which were credited in the first quarter of 2011. Chevron did not pay this amount to the Partnership or the Trust, but credited such amount against the Partnership's share of allocated expenses for the Royalty Properties. Chevron has also agreed that $608,409 of expenses with respect to Eugene Island 339 in the first quarter of 2009 that were previously allocated to the Partnership should have been charged to Chevron. Credit for $287,594 of such amount was made in the second quarter of 2011, with the remaining $320,815 credited in the third quarter of 2011. No assurance can be provided as to the ultimate outcome of such audit review process.

Three Months Ended September 30, 2011 and 2010

        There were no distributions to the Unit holders for the three months ended September 30, 2011 and 2010.

        Crude oil and condensate revenues increased $1,661,678, or 49%, to $5,082,567 in the third quarter of 2011 from $3,420,889 in the third quarter of 2010. Oil volumes during the third quarter of 2011 increased 1% to 43,221 barrels, compared to 42,811barrels of oil produced in the third quarter of 2010. The average price received for crude oil and condensate increased 47%, or $37.68, to $117.59 per barrel in the third quarter of 2011 from $79.91per barrel in the third quarter of 2010.

        Gas revenues decreased $106,355, or 44%, to $132,665 in the third quarter of 2011 from $239,020 in the third quarter of 2010. Gas volumes during the third quarter of 2011 decreased 47% to 27,692 Mcf, compared to 52,524 Mcf produced in the third quarter of 2010. The decrease in volumes is primarily due to an adjustment that was made to correct volumes and values reported in a prior quarter as well as normal fluctuations in production. The average price received for natural gas was $4.79 per Mcf in the third quarter of 2011 compared to $4.55 per Mcf in the third quarter of 2010. Gas products revenue decreased $41,013, or 69%, to $18,542 in the third quarter of 2011 from $59,555 in the third quarter of 2010. Gas products volumes during the third quarter of 2011 decreased 76% to 14,597 gallons, compared to 60,757 gallons in the third quarter of 2010.

        Capital expenditures increased by $140,642, or 77%, from $185,785 in the third quarter of 2010 to $326,427 in the third quarter of 2011. The higher amount of capital expenditures during the third quarter of 2011 relate to certain facility improvement projects at Ship Shoal 182/183.

        Operating expenses decreased by $435,609, or 6%, from $7,115,834 in the third quarter of 2010 to $6,680,225 in the third quarter of 2011. The decrease in operating expenses is due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in the third quarter of 2011 as compared to the third quarter of 2010. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $321,243 and $356,517 in the third quarter of 2010 and 2011, respectively.

        The Royalty Properties had undistributed net loss of $1,798,460 in the third quarter of 2011.

        In the third quarter of 2011, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2011, $1,000 remained in the Special Cost Escrow account. None of the funds held in the Special Cost Escrow account are not reflected in the financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

        In the third quarter of 2010, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2010, $4,306,846 remained in the Special Cost Escrow account.

Nine Months Ended September 30, 2011 and 2010

        There were no distributions to the Unit holders for the nine months ended September 30, 2011 and 2010.

        Crude oil and condensate revenues increased $2,712,263, or 28%, to $12,288,631 in the first nine months of 2011 as compared to $9,576,368 for the same period in 2010, due primarily to increased realized prices. Oil volumes decreased 5% to 117,850 barrels in the first nine months of 2011 from 123,586 barrels in the first nine months of 2010. Production ceased at Ship Shoal 182/183 for 36 days starting in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Ship Shoal was again shut-in during November 2010 for a tank replacement and production slowly returned thereafter. The average price received for crude oil and condensate increased 35%, or $26.78, to $104.27 per barrel in the first nine months of 2011 from $77.49 per barrel in the first nine months of 2010.

        Gas revenues decreased $570,984, or 54%, to $478,705 in the first nine months of 2011 from $1,049,689 for the same period in 2010. Gas volumes decreased 45% to 114,180 Mcf in the first nine months of 2011 from 209,345 Mcf for the same period in 2010. Production ceased at Ship Shoal 182/183 for 36 days starting in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Ship Shoal was again shut-in during November 2010 for a tank replacement and production slowly returned thereafter. The decrease in volumes is also partially due to an adjustment that was made to correct volumes and values reported in a prior quarter as well as normal fluctuations in production. The average price received for natural gas decreased 16%, or $0.82, to $4.19 per Mcf in the first nine months of 2011 from $5.01 per Mcf in the same period of 2010. Gas products revenue decreased $130,290, or 73%, to $47,487 in the first nine months of 2011 from $177,777 in the same period of 2010, primarily due to a decrease in production volume of 117,454 gallons, or 77%, to 35,449 gallons in the first nine months of 2011 from 152,903 gallons in the same period of 2010.

        Capital expenditures increased $710,884, or 252%, from $281,778 the first nine months of 2010 to $992,662 in the same period of 2011. The higher amount of capital expenditures during the first nine months of 2011 relate primarily to tank and panel upgrades at Ship Shoal 182/183.

        Operating expenses increased by $853,280, or 6%, from $14,948,367 in the first nine months of 2010 to $15,801,647 in the first nine months of 2011, due primarily to increased well and platform abandonment work being conducted at Eugene Island 339 in the second quarter of 2011 as compared to the second quarter of 2010. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $758,946 and $862,402 for the first nine months of 2010 and the first nine months of 2011, respectively.

        The Royalty Properties had undistributed net loss of $4,042,141 for the nine months ended September 30, 2011.

        In the first nine months of 2011 and 2010, no funds were released or escrowed from the Special Cost Escrow account.

Reserve for Future Trust Expenses

        In accordance with the provisions of the Trust Agreement, generally all Royalty income received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. The Trust has previously determined that a cash reserve equal to approximately three times the average annual expenses of the Trust during each of the then past three years was sufficient to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the third quarter of 2011, the Trust used approximately $41,046 from the reserve for current expenses, leaving a reserve balance as of September 30, 2011 of approximately $6,580, or approximately 1% of the average annual expenses of the Trust during the three-year period ended September 30, 2011. As of September 30, 2011, the Trust had additional expenses of approximately $432,000 in the aggregate that had not been paid. The reserve amount at December 31, 2010 was $352,017, or approximately 39% of the average annual expenses of the Trust during the three-year period ended December 31, 2010. However, in connection with the sale of 20% of the Royalty by the Partnership in October 2011, the Trust received a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust will use such net proceeds solely for the payment of expenses of the Trust.

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

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 47% of such revenues for the nine months ended September 30, 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 41% of such revenues for the nine months ended September 30, 2008. Based on a prior year reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2007. Chevron is still working on the plugging and abandonment of the existing wells, clearing debris and otherwise dealing with the remaining infrastructure, which activities are not expected to be completed until the second quarter of 2012. In September 2011, Chevron informed the Trust that the estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $15 million to approximately $16.5 million, approximately $14.2 million of which had been incurred through July 31, 2011, and without giving credit for an expected approximately $612,000 of insurance proceeds received, or to be received, by Chevron.

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation of production (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek a Suspension of Production, or "SOP", that, if approved by the regional supervisor of the BOEM, allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Chevron, as the operator of Eugene Island 339, sought and obtained an SOP for Eugene

Island 339 for the period from December 1, 2010 through October 31, 2011. Chevron had previously sought and obtained an SOP providing for the staged redevelopment of Eugene Island 339 and the adjacent lease, Eugene Island 338 (which is not a Royalty Property), as a single development project, contingent upon meeting certain obligations established in the SOP. The initial SOP extended the lease on Eugene Island 339 until November 30, 2010. A subsequent SOP extended the lease from December 1, 2010 through October 31, 2011, as long as certain SOP milestones were met. The first milestone, "issue Jacket and Pile Material Order (MTO) Drawings to fabrication contractor", due prior to April 30, 2011, was met and Chevron so informed the BOEM. The second milestone, "continuation of offshore deck refurbishment," due prior to May 30, 201, was met and Chevron so informed the BOEM. Additional SOP milestones included a report on deck refurbishment due prior to August 30, 2011, and commencement of jacket and pile fabrication prior to October 30, 2011, both of which were also met. Chevron is required to provide the BOEM with periodic updates on the progress of the redevelopment of Eugene Island and to meet each of the SOP activity schedule deadlines to maintain the SOP. The second SOP (December 1, 2010 through October 31, 2011) expired on October 31, 2011. A third SOP was requested and was granted covering the period of time from October 31, 2011, through August 31, 2012. The third SOP requires meeting development and construction milestones prior to August 31, 2012, with the restoration of production in October 2012. An application for a fourth SOP will be required to cover the period of time from August 31, 2012 through October 2012. Chevron has stated it intends to redevelop Eugene Island 338 and 339, and has met the requirements set forth in the first SOP and in the second SOP; however, there is no assurance that a subsequent SOP will be sought or if sought, approved by the BOEM. Likewise, there is no obligation upon Chevron to continue to pursue the redevelopment of Eugene Island 338 and 339.

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

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 51% of such revenues for the nine months ended September 30, 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 42% of such revenues for the nine months ended September 30, 2008. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September 2009 for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182 and 183 were restored on October 8, 2009 following completion of such additional repairs. Oil and gas production at Ship Shoal 182/183 ceased in March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Such oil pipeline was subsequently repaired and Ship Shoal 182/183 was reopened on May 1, 2010 after a 36-day shut-in. In November 2010, the platform at Ship Shoal 182/183 was shut-in for a scheduled tank replacement.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron, as the Managing General Partner of the Partnership, understands that, as a result of the cessation of production at West Cameron 643 due to the damages inflicted by Hurricane Ike to a third-party transporter's pipeline, Hilcorp submitted to the BOEM a program to restore production at West Cameron 643 and such request was granted. The approval by the BOEM expired by its terms on May 31, 2010, and Chevron has been informed by Hilcorp that it submitted to the BOEM a request for an extension but that such request was denied. Accordingly, the lease for West Cameron 643 expired on May 31, 2010. Chevron has been informed by Hilcorp that it is in the process of plugging and abandoning the wells at West Cameron 643, which is expected to be completed by February 15, 2012, and infrastructure removed by June 30, 2012, and that Hilcorp would then remove the related infrastructure by the end of 2011. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and field abandonment work, including the related wells, equipment platforms and any field infrastructure, remains to be completed.

        In January 2010, the Trust engaged an independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Such audit review process is currently on-going and may result in certain adjustments to revenues, production volumes, prices and expenditures. As part of such process, Chevron has agreed that $22,197 in adjustments were appropriate, which were credited in the first quarter of 2011. Chevron did not pay this amount to the Partnership or the Trust, but credited such amount against the Partnership's share of allocated expenses for the Royalty Properties. Chevron has also agreed that $608,409 of expenses with respect to Eugene Island 339 in the first quarter of 2009 that were previously allocated to the Partnership should have been charged to Chevron. Credit for $287,594 of such amount was made in the second quarter of 2011, with the remaining $320,815 credited in the third quarter of 2011. No assurance can be provided as to the ultimate outcome of such audit review process.

Three Months Ended September 30, 2011 and 2010

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

        Ship Shoal 182/183 crude oil revenues increased from $3,259,209 in the third quarter of 2010 to $4,956,353 in the third quarter of 2011, due primarily to an increase in realized oil prices. Net crude oil production increased from 40,666 barrels in the third quarter of 2010 to 42,147 barrels in the third quarter of 2011. The increase in volumes is due primarily to increased production at Ship Shoal 182/183, although such production for each of the two periods was affected by necessary repairs. Production ceased at Ship Shoal 182/183 for 36 days starting in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Ship Shoal was again shut-in during November 2010 for a tank replacement and production slowly returned thereafter. The average crude oil price received increased from $80.15 per barrel in the third quarter of 2010 to $117.60 per barrel for the same period in 2011. Gas revenues decreased from $218,627 in the third quarter of 2010 to $118,335 in the third quarter of 2011. Gas production decreased from 47,160 Mcf in the third quarter of 2010 to 24,538 Mcf in the third quarter of 2011. Capital expenditures increased from $154,983 in the third quarter of 2010 to $324,725 in the third quarter of 2011 primarily due to certain facility improvement projects. Operating expenses decreased from $1,526,681 in the third quarter of 2010 to $1,384,432 for the same period in 2011.

        Eugene Island 339 net crude oil revenues were $0 in the third quarter of 2010 and 2011 due to suspended drilling activity and, therefore, no production in the third quarter of 2011 and 2010. Gas revenues were $0 in the third quarter 2010 and 2011 also as a result of the suspended drilling and, therefore, no gas production during the third quarter of 2010 and 2011. Capital expenditures were $0 in the third quarter of 2010 and $0 in the third quarter of 2011. Operating expenses decreased from $5,259,967 in the third quarter of 2010 to $4,924,382 in the third quarter of 2011 due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in the third quarter of 2011 as compared to the third quarter of 2010.

        West Cameron 643 gas revenues were $0 in the third quarter of 2010 and 2011. Gas volumes were 0 Mcf in the third quarter of 2010 and 2011. There was no actual gas production during the third quarter of 2010 and 2011as a result of the field being shut-in following Hurricane Ike in September 2008. Operating expenses increased from $13,391 in the third quarter of 2010 to $2,391,767 for the same period in 2011. Capital expenditures were $0 in the third quarter of 2010 and 2011.

        East Cameron 371 crude oil revenues were $0 in the third quarter of 2010 and 2011 as a result of the field being shut-in following Hurricane Ike in September 2008. Production was 0 barrels in the third quarter of 2010 and 2011. Gas revenues were $0 in the third quarter of 2010 and 2011 as a result of no gas volumes in the third quarter 2010 and 2011. Operating expenses and capital expenditures were $0 in the third quarter of 2010 and 2011.

        South Timbalier 36/37 crude oil revenues increased from $89,497in the third quarter of 2010 to $126,213 for the same period in 2011 due primarily to an increase in realized oil prices partially offset by a decrease in oil production volumes. The average crude oil price received increased from $79.65 per barrel in the third quarter of 2010 to $117.45 per barrel in the third quarter of 2011. There was a decrease in crude oil production volumes to 1,075 barrels in the third quarter of 2011 from 1,124 barrels in the third quarter of 2010. Gas revenues increased from $12,274 in the third quarter 2010 to $14,330 in the third quarter of 2011 due primarily to an increase in natural gas volumes and an increase in gas prices realized. There was an increase in natural gas volumes from 2,816 Mcf in the third quarter of 2010 to 3,154 Mcf in the third quarter of 2011. The average natural gas price received increased from $4.36 per Mcf in the third quarter of 2010 to $4.54 per Mcf in the third quarter of 2011. Capital expenditures decreased from $30,802 in the third quarter of 2010 to $1,701 in the third quarter of 2011, which were primarily associated with drill and well workovers. Operating expenses increased from $7,942 in the third quarter of 2010 to $14,895 in the third quarter of 2011.

Nine Months Ended September 30, 2011 and 2010

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $9,226,960 in the first nine months of 2010 to $11,921,357 in the same period in 2011, due primarily to an increase in the average crude oil price from $77.57 per barrel in the first nine months of 2010 to $104.35 per barrel for the same period in 2011. This increase was partially offset by a decrease in net crude oil production from 118,950 barrels in the first nine months of 2010 to 114,239 in the same period of 2011. Production ceased at Ship Shoal 182/183 for 36 days starting in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Ship Shoal was again shut-in during November 2010 for a tank replacement and production slowly returned thereafter. Gas revenues decreased from $1,006,631in the first nine months of 2010 to $440,167 in the same period of 2011. Gas production decreased from 199,539 Mcf in the first nine months of 2010 to 105,143 Mcf in the same period of 2011. The natural gas sales price was $5.04 per Mcf in the first nine months of 2010 compared to $4.19 per Mcf in the first nine months of 2011. Capital expenditures increased from $243,438 in the first nine months of 2010 to $956,995 in the same period of 2011, due primarily to tank and panel upgrades during the first nine months of 2011. Operating expenses increased from $3,045,054 in the first nine months of 2010 to $3,279,122 for the same period in 2011 primarily due to a routine wireline support expense project and workover expenses associated with the I-4 ST well.

        Eugene Island 339 net crude oil revenues were $0 in the first nine months of 2010 and in 2011. Production was 0 barrels in the first nine months of 2010 and 2011. Gas revenues were $0 in the first nine months 2010 and 2011. Production was 0 Mcf in the first nine months of 2010 and 2011. Capital expenditures increased from $(8,582) in the first nine months of 2010 to $0 in the same period in 2011. Capital expenditures for the first nine months of 2010 reflect credits of $8,582 associated with the workover of a well during a prior period and an invoice correction related to well abandonment. Operating expenses increased from $10,944,143 in the first nine months of 2010 to $11,628,876 in the same period in 2011, due primarily to more well and platform abandonment work being conducted in the first nine months of 2011 as compared to the first nine months of 2010.

        West Cameron 643 gas revenues decreased from $5,244 in the first nine months of 2010 to $0 for the same period in 2011. Gas volumes were 0 Mcf in the first nine months of 2010 and 2011. There was no actual gas production during the first nine months of 2010 as a result of the field being shut-in following Hurricane Ike in September 2008 as a result of damages to a third-party transporter's pipeline. The positive revenues for the first nine months of 2010 are the result of a correction to a prior period audit adjustment made in the first quarter of 2009. Operating expenses increased from $173,152 for the first nine months of 2010 to $3,790,309 for the same period in 2011, and are associated with abandonment costs at West Cameron 643. Capital expenditures were $0 for the first nine months of 2010 and 2011.

        East Cameron 371 crude oil revenues were $0 for the first nine months of 2010 and 2011 as a result of the field being shut-in following Hurricane Ike in September 2008. Production was 0 barrels in the first nine months of 2010 and 2011. Gas revenues were $0 for the first nine months of 2010 and 2011 as a result of no volumes in the first nine months of 2010 and 2011. Capital expenditures were $0 in the first nine months of 2010 and 2011. Operating expenses were $0 in the first nine months of 2010 and 2011.

        South Timbalier 36/37 crude oil revenues increased from $256,874 in the first nine months of 2010 to $367,274 for the same period in 2011 due primarily to an increase in the average crude oil price received from $77.08 per barrel in the first nine months of 2010 to $101.65 per barrel for the same period in 2011. There was also an increase in crude oil production volumes to 3,613 barrels in the first nine months of 2011 from 3,333 barrels in the first nine months of 2010. Gas revenues increased from $34,207 in the first nine months of 2010 to $38,537 in the first nine months of 2011. There was an increase in natural gas volumes from 7,114 Mcf in the first nine months of 2010 to 9,037 Mcf in the first nine months of 2011. The natural gas sales price was $4.81 per Mcf in the first nine months of 2010 compared to $4.26 per Mcf in the first nine months of 2011. Capital expenditures decreased from $46,921 in the first nine months of 2010 to $35,665 in the first nine months of 2011. Operating expenses increased from $27,070 in the first nine months of 2010 to $31,248 in the first nine months of 2011.

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

        Because of the lack of receipt of Net Proceeds, the Trust has not had sufficient cash flow to pay expenses on a current basis. The Trust Agreement provides that, if necessary to provide for the payment of specific liabilities of the Trust then due, the Trustees may without a vote of the Unit holders (a) sell all or a portion of the Trust's interest in the Partnership or any other assets of the Trust for such cash consideration as the Trustees shall deem appropriate, (b) exercise their rights under the Partnership Agreement to dissolve the Partnership, or (c) cause a sale by the Partnership of the overriding royalty interest owned by the Partnership.

        On March 11, 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty, while reserving the right to sell only a portion of the Royalty. Chevron engaged EnergyNet.com, Inc. to conduct the marketing process and the related auction for the Royalty, with the bids in the auction due on August 30, 2011. EnergyNet.com, Inc. is a FINRA-registered broker dealer that provides marketing services to the oil and gas industry.

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty. The sale generated $1,600,000 in gross proceeds and occurred as part of such formal auction process for the Royalty. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust will use such net proceeds solely for the payment of expenses of the Trust.

        The sale is governed by a letter agreement, pursuant to which the Partnership and RNR Production, Land and Cattle Company, Inc. ("Purchaser") made various representations and warranties, with related indemnification obligations. In connection therewith, the Partnership and Purchaser executed a Partial Assignment of Overriding Royalty Interests.

        The sale was made to Purchaser on October 27, 2011, though the assignment of the 20% is effective as of August 1, 2011. Purchaser initially required a minimum purchase of 25% of the Royalty. Pursuant to an Option Agreement, the Partnership has agreed with Purchaser that if the Partnership elects to sell, or market for sale, any portion of the Royalty on or prior to December 31, 2012, Purchaser will have the option to acquire such percentage interest, up to an additional 5% of the entire

Royalty, for a sales price equivalent to the product of $80,000 times the percentage interest acquired. In order to exercise the option, Purchaser would have to provide the Partnership notice of such exercise within 10 days following the Partnership's notice to Purchaser of such proposed sale.

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted, although there were funds available for distribution given that there was some production from Eugene Island 339 and Ship Shoal 182/183 in August and September 2008. The Trust has not received a distribution of Net Proceeds since December 2008. Consequently, the Trust has not made a distribution to Unit holders for eleven consecutive quarters, or since January 9, 2009. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment.

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

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron has informed the Trustees that Chevron has reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike, and that the allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, is approximately $612,000. Chevron applied $400,000 thereof in the first quarter of 2011 and has stated that the remaining approximately $212,000 is to be received by Chevron and allocated to the Partnership's interest upon completion of the abandonment work at Eugene Island, which is expected to occur in the second quarter of 2012. Chevron has stated that all such allocated insurance proceeds will be applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. In September 2011, Chevron informed the Trust that the estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $15 million to approximately $16.5 million, approximately $14.2 million of which had been incurred through July 31, 2011, without taking into account the benefit of such allocated insurance proceeds. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of July 31, 2011, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $4.2 million. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which production costs exceeded the proceeds from production as of December 31, 2010; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Significant development and production costs will continue to be incurred if Eugene Island 339 is redeveloped. Accordingly, there will not be sufficient

Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operational Review."

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

        The reserve amount at September 30, 2011 was approximately $6,580, or approximately 1% of the average annual expenses of the Trust during the three-year period ended September 30, 2011. As of September 30, 2011, the Trust had additional expenses of approximately $432,000 in the aggregate that had not been paid. The reserve amount at December 31, 2010 was $352,017, or approximately 39% of the average annual expenses of the Trust during the three-year period ended December 31, 2010. As described herein, there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. Because of the lack of receipt of Net Proceeds, the Trust, prior to the sale of 20% of the Royalty by the Partnership, did not have sufficient cash flow to pay expenses on a current basis.

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

        In March 2011, the Trustees unanimously determined to suspend further payments of fees to the Trustees, until a date to be determined in the future by the Trustees. Such suspended fees were accrued as an expense of the Trust, but were not be paid currently, until November 2011, when such fees were paid following receipt by the Trust of proceeds from the sale of a portion of the Royalty by the Partnership in late October 2011.

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

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2010 future net revenues attributable to the Trust's royalty interests were estimated at $19.8 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2010 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 66% of the future net revenues from the Royalty Properties are expected to be received by the Trust by October 31, 2012. The reserve study does not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339. In September 2011, Chevron informed the Trust that the estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $15 million to approximately $16.5 million, approximately $14.2 million of which had been incurred through July 31, 2011, and without giving credit for an expected approximately $612,000 of insurance proceeds received, or to be received, by Chevron and allocated for the benefit of the Partnership with respect to Eugene Island 339. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2010. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the third quarter of 2011, there were no funds released or escrowed from the Special Cost Escrow account. As of September 30, 2011, $1,000 remained in the Special Cost Escrow account. None of the funds held in the Special Cost Escrow account are reflected in the financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty properties, as of July 31, 2011, was approximately $4.2 million, net to the royalty interest; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the underlying conveyance of the royalty if, and when, net proceeds would otherwise be payable on the royalty. In the third quarter of 2011, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2011, $1,000 remained in the Special Cost Escrow account.

        In connection with the sale of 20% of the Royalty by the Partnership in October 2011, the Partnership also assigned 20% of its rights and obligations with respect to the Special Cost Escrow. See Note 7—Subsequent Events.

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

	Royalty Properties Three Months Ended September 30,(1)
	2011	2010
Crude oil and condensate (bbls)	43,221	42,811
Natural gas and gas products (Mcfe)	29,777	61,204
Crude oil and condensate average price, per bbl	$117.59	$79.91
Natural gas average price, per Mcf (excluding gas products)	$4.79	$4.55
Crude oil and condensate revenues	$5,082,567	$3,420,889
Natural gas and gas products revenues	151,207	298,575
Production expenses	(6,680,226)	(7,115,834)
Capital expenditures	(326,427)	(185,785)
Interest	(25,581)	—
Undistributed net loss (income)(2)	1,798,460	3,573,884
Refund of (provision for) Special Cost Escrow	—	8,271

Net Proceeds	—	—
Royalty interest	x25%	x25%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty income	$—	$—

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

	Royalty Properties Nine Months Ended September 30,
	2011	2010
Crude oil and condensate (bbls)	117,850	123,586
Natural gas and gas products (Mcfe)	119,243	231,188
Crude oil and condensate average price, per bbl	$104.27	$77.49
Natural gas average price, per Mcf (excluding gas products)	$4.19	$5.31
Crude oil and condensate revenues	$12,288,631	$9,576,368
Natural gas and gas products revenues	526,191	1,227,465
Production expenses	(15,801,648)	(14,948,367)
Capital expenditures	(992,662)	(281,778)
Interest	(68,970)	—
Undistributed net loss (income)(1)	4,042,142	4,417,280
Refund of (provision for) Special Cost Escrow	6,316	9,032

Net Proceeds	—	—
Royalty interest	x25%	x25%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income	$—	$—

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

        The Trust may borrow money to pay expenses of the Trust. Additionally, if development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Consequently, the Trust will be exposed to interest rate market risk should it borrow money to pay expenses and to the extent that development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008 as development and production costs of the

Royalty for each Quarterly Period since November 2008 have exceeded the proceeds of production from the Royalty Properties. As of July 31, 2011, development and production costs of the Royalty exceeded the proceeds of production from the Royalty Properties by approximately $4.2 million after taking into account Chevron's withdrawal of $4,304,894 from the Special Cost Escrow account of the Working Interest Owners in the fourth quarter of 2010.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended September 30, 2011, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        The Trust continues to utilize its cash reserves to pay expenses, and there are not likely to be Net Proceeds distributed to the Trust for the foreseeable future. Because of the lack of receipt of Net Proceeds, the Trust has not had sufficient cash flow to pay expenses on a current basis. While the Trust has realized proceeds of approximately $1,485,851 from the sale by the Partnership of 20% of the Royalty, the Trust may in the future still not have sufficient cash flow to pay expenses on a current basis. As a result of such sale, the Partnership will receive in the future only 80% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Royalty.

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. The Trust has not received a distribution of Net Proceeds since December 2008, and there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. The Trust continues to utilize its cash reserves to pay expenses; however, as of September 30, 2011, those reserves were approximately 1% of the average annual expenses of the Trust during the three-year period ended September 30, 2011. As of September 30, 2011, the Trust had additional expenses of approximately $432,000 in the aggregate that had not been paid. Because of the lack of receipt of Net Proceeds, the Trust has not had sufficient cash flow to pay expenses on a current basis.

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty. The sale generated $1,600,000 in gross proceeds and occurred as part of a previously announced formal auction process for the Royalty. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust will use such net proceeds solely for the payment of expenses of the Trust. The Partnership has retained an 80% interest in the Royalty, and thus the Partnership will receive in the future only 80% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Royalty.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

SEC File or Registration Number
4(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910
4(b)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910

SEC File or Registration Number
4(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910
4(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910
4(e)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910
10(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910
10(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910
10(c)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910
10(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910
99.1*	—	Letter Agreement dated October 27, 2011 between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.2 to Form 8-K as dated October 27, 2011 of TEL Offshore Trust)	0-06910
99.2*	—	Partial Assignment of Overriding Royalty Interests dated October 27, 2011 between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.3 to Form 8-K as dated October 27, 2011 of TEL Offshore Trust)	0-06910
99.3*	—	Option Agreement dated October 27, 2011 between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.4 to Form 8-K as dated October 27, 2011 of TEL Offshore Trust)	0-06910
31	—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Date: November 14, 2011

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