Form 10-Q
period 2012-03-31
TEL OFFSHORE TRUST
filed 2012-05-15
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

        As of May 13, 2012, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (this "Form 10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and elsewhere herein regarding the financial position, production and reserve growth, and other plans and objectives are forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "could," "may," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions about future events. Although Chevron USA, Inc., the Managing General Partner of the TEL Offshore Trust Partnership, has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations are disclosed in the risk factors discussed in Item 1A of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 10-K") and such other factors as may be set forth from time to time in the Trust's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Managing General Partner or the Trust or persons acting on behalf of the Managing General Partner or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$778,115	$944,917
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,248,881 and $28,248,147, respectively	18,774	19,508

Total assets	$796,889	$964,425

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	778,115	944,917
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	18,774	19,508

Total liabilities and Trust corpus	$796,889	$964,425

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Royalty income	$—	$—
Interest income	23	9

	23	9
Decrease in reserve for future Trust expenses	165,663	284,558
General and administrative expenses	(165,686)	(284,567)

Distributable income	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Trust corpus, beginning of period	$19,508	$22,495
Distributable income	—	—
Distribution payable to Unit holders	—	—
Amortization of net overriding royalty interest	(734)	(582)

Trust corpus, end of period	$18,774	$21,913

The accompanying notes are an integral part of these condensed financial statements.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1) Trust Organization

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At March 31, 2012 and December 31, 2011, respectively, the reserve amount was $778,115 and $944,917;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $11.5 million (unaudited) as of October 31, 2011. Such future net revenues do not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such future net revenues do include the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Royalty as of October 31, 2011 relating thereto estimated to be approximately $17.6 million. The $17.6 million of estimated plugging and abandonment costs included in the reserve report as of October 31, 2011 has been increased by Chevron to $18.7 million in March 2012, approximately $18.1 million of which had been incurred

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Trust Organization (Continued)

  through January 2012. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

        On October 27, 2011, the Partnership sold 20% of the Royalty for gross proceeds of $1,600,000. See Note 3.

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

(2) Basis of Accounting and Going Concern

        The accompanying unaudited financial information has been prepared by the Corporate Trustee. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The Corporate Trustee and the Individual Trustees believe that the information furnished reflects all adjustments that are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011.

        Overriding Royalty Interest—The Trust uses the modified cash basis of accounting to report Trust receipts from the overriding royalty and payments of expenses incurred. The actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust's overriding royalty interest. The overriding royalty interest entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, post-production costs including plugging and abandonment, and producing overhead of the underlying properties) multiplied by 20%. Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Basis of Accounting and Going Concern (Continued)

        Modified Cash Basis of Accounting—The condensed financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, liabilities, Trust corpus, earnings and distributions, as follows:

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

  (d)
  The funds deposited or released from the Special Cost Escrow account are recorded at the time of payment or receipt. The Special Cost Escrow account is an account of the Working Interest Owners and is not reflected in the condensed financial statements of the Trust; and

  (e)
  Amortization of the investment in overriding royalty interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect distributable income.

        This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The condensed financial statements of the Trust differ from condensed financial statements prepared in accordance with GAAP, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the net overriding royalty interest, calculated on a units-of-production basis, is charged directly to Trust corpus since such amount does not affect distributable income. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

        The Trustees, including the Corporate Trustee, have no authority over, have not evaluated and make no statement concerning, the internal control over financial reporting of any of the Working Interest Owners.

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds (as defined below in Note 3) for the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Basis of Accounting and Going Concern (Continued)

immediately preceding Quarterly Period. As discussed in Note 3—Net Overriding Royalty Interest, on October 27, 2011, but effective as of August 1, 2011, the Partnership sold 20% of the Royalty to a third party; as a result, on the last business day of each calendar quarter after August 1, 2011, the Working Interest Owners are to pay to the Partnership 80% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended March 31, 2012 would substantially represent the revenues and expenses from the Royalty Properties from November 2011 through January 2012. Similarly, any cash conveyed to the Trust from the Royalty during the quarter ended March 31, 2011 would substantially represent the revenues and expenses from the Royalty Properties from November 2010 through January 2011. However, there was no cash conveyed to the Trust from the Royalty Properties from either November 2011 through January 2012 or November 2010 through January 2011. The financial and operating information included in this Form 10-Q for the three months ended March 31, 2012 and March 31, 2011 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November, December and January. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

        Amortization of Overriding Royalty Interest—The Trust amortizes the investment in overriding royalty interest using the units-of-production method. The Trust's rate of recording amortization is dependent upon the estimates of total proved reserves, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which the Trust records amortization expense would increase, reducing Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to produce from higher cost fields. The Trust is unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic and operational conditions.

        Impairment of Investment in Overriding Royalty Interest—The Trust reviews overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three months ended March 31, 2012.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Basis of Accounting and Going Concern (Continued)

        Cash and Cash Equivalents—Cash and cash equivalents include all highly liquid short-term investments with original maturities of three months or less.

        Reserve for future Trust expenses—Represents cash reserves for future Trust expenses established by the Trustee. The changes in reserves for future Trust expenses includes both changes of amounts deemed necessary by the Trustees and related distributions, as well as amounts paid from the reserve during periods when the Trust has insufficient income to pay Trust expenses. See Note 6.

        Proceeds from Sale of Overriding Royalty—The Trust records proceeds from the sale of Overriding Royalty Interests when received.

        Special Cost Escrow account—The Special Cost Escrow account (see Note 5) is established for future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. However, funds deposited to or released from the Special Cost Escrow account are included in Royalty income.

        Use of Estimates—The preparation of financial statements requires the Trustees to make use of estimates and assumptions that affect amounts reported in the condensed financial statements as well as certain disclosures. Actual results could differ from those estimates.

        Recent Accounting Pronouncements—There were no accounting pronouncements issued during the three months ended March 31, 2012, applicable to the Trust or its condensed financial statements.

        Going Concern—The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. The Trust has not received royalty income since the 4th quarter of 2008. The lack of sufficient Net Proceeds to make distributions in the foreseeable future as discussed in Note 4 and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. Certain potential alternatives available to the Trustees are described in Note 6. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Net Overriding Royalty Interest

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty. The sale generated $1,600,000 in gross proceeds and occurred as part of a formal auction process for the Royalty. The Trust received from the Partnership a

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Net Overriding Royalty Interest (Continued)

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

        As of October 9, 2001, Chevron Corporation merged with Texaco Inc. and the Royalty Properties owned by Texaco Exploration and Production Inc. ("TEPI") were assigned to Chevron U.S.A. Inc. ("Chevron") on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 100% of crude oil revenues from the Royalty Properties for the three months ended March 31, 2012 and March 31, 2011. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties for the three months ended March 31, 2012 and March 31, 2011.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Net Overriding Royalty Interest (Continued)

        The Trust's share of Royalty income was reduced by approximately $69,908 and $54,518, respectively, for each of the three months ended March 31, 2012 and March 31, 2011, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

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

        While oil and gas production at Ship Shoal 182 and 183 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and, as currently expected, to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. In September 2011, Chevron informed the Trust that the estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Distributions to Unit Holders (Continued)

Royalty on Eugene Island 339 had increased from approximately $15 million to approximately $17.6 million. In March 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $16.5 million to approximately $18.7 million, approximately $18.1 million of which had been incurred through January 31, 2012, and without giving credit for an expected approximately $212,000 of insurance proceeds to be received by Chevron and to be allocated for the benefit of the Royalty with respect to Eugene Islands 339. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of January 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $6.8 million, net to the entire Royalty ($5.4 million attributable to the Trust as of March 31, 2012.). As of October 31, 2011, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $5.9 million, net to the entire Royalty ($4.7 million attributable to the Trust as of December 31, 2011). In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which development and production costs exceeded the related proceeds of production as of December 31, 2010. Significant redevelopment costs will be incurred if Eugene Island 339 is redeveloped; however, Chevron has entered into a participation agreement with a third party whereby the third party has the right to earn an assignment of 65% of Chevron's working interest in the Eugene Island properties, and neither Chevron nor the Trust would, except in the event of any amendment or termination of the participation agreement, bear the cost of the redevelopment of Eugene Island 339. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty.

        For the three months ended March 31, 2012, the Trust had undistributed net loss of $757,411, representing the Trust's portion of the aggregate undistributed net loss of $3,787,054 associated with the Royalty Properties for the three months ended March 31, 2012. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of March 31, 2012, approximately $1,000 remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        During the first quarter of 2012 and during 2011, there were no funds released from or deposited into the Special Cost Escrow account.

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

(6) Reserve For Future Trust Expenses

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Reserve For Future Trust Expenses (Continued)

has not received sufficient Net Proceeds to maintain the reserve at such level. During the first quarter of 2012, the Trust decreased its reserve by $165,663, to pay current expenses, resulting in a reserve balance of $778,115 as of March 31, 2012, or approximately 89% of the average annual expenses of the Trust during the three-year period ended March 31, 2012. As of December 31, 2011, the reserve was $944,917 or 102% of the average annual expenses during the three year period ended December 31, 2011.

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

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty. The sale generated $1,600,000 in gross proceeds and

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Reserve For Future Trust Expenses (Continued)

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

(9) Subsequent Events

        On March 30, 2012, the Trust issued a press release announcing that there would be no trust distribution for the first quarter of 2012 for unitholders of record on March 30, 2012.

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron has informed the Trustees that Chevron has reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike, and that the allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, is approximately $612,000. Chevron applied $400,000 thereof in the first quarter of 2011 and has stated that the remaining approximately $212,000 is to be received by Chevron and allocated to the Royalty upon completion of the abandonment work at Eugene Island, which is expected to occur in the second quarter of 2012. Chevron has stated that all such allocated insurance proceeds will be applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. In September 2011, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $15 million to approximately $16.5 million. In March 2012, Chevron informed the Trust that the estimate of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $17.6 million to approximately $18.7 million, approximately $18.1 million of which had been incurred through January 31, 2012, without giving credit for an expected approximately $212,000 of insurance proceeds to be received by Chevron and to be allocated for the benefit of the Royalty with respect to Eugene Island 339. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of January 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $6.8 million, net to the entire Royalty ($5.4 million attributable to the Trust as of March 31, 2012). As of October 31, 2011, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $5.9 million, net to the entire Royalty. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which production costs exceeded the proceeds from production; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operational Review."

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

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the first quarter of 2012, the Trust decreased its reserve by $165,663, to pay current expenses, resulting in a reserve balance of $778,115 as of March 31, 2012, or approximately 89% of the average annual expenses of the Trust during the three-year period ended March 31, 2012. As of December 31, 2011, the reserve was $944,917 or 102% of the average annual expenses during the three year period ended December 31, 2011.

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

        The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. Certain potential alternatives available to the Trustees are described in Note 6 to the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Notes 2 and 6 to the condensed financial statements.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2011 future net revenues attributable to the Trust's royalty interests were estimated at $11.5 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2011 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 39% of the future net revenues from the Royalty Properties are expected to be received by the Trust by October 31, 2013. The reserve study does not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339. In March 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $17.6 million to approximately $18.7 million, approximately $18.1 of which had been incurred through January 2012, and without giving credit for an expected approximately $212,000 of insurance proceeds to be received by Chevron and to be allocated for the benefit of the Royalty with respect to Eugene Island 339. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2011. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2012, there were no funds released or escrowed from the Special Cost Escrow account. As of March 31, 2012, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

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

During 2011, there were no funds released from or escrowed into the Special Cost Escrow account. As of March 31, 2012, $1,000 remained in the Special Cost Escrow account.

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

Three Months Ended March 31, 2012 and 2011

  Royalty Trust Comparison

        Royalty income was $0 for the three months ended March 31, 2012 and 2011 because there were no positive Net Proceeds attributable to the Royalty Properties due to damages inflicted to the Royalty Properties by Hurricane Ike in September 2008.

        General and administrative expenses for the Trust were $165,686 for the three months ended March 31, 2012 compared to $284,567 for the three months ended March 31, 2011. The decrease is due primarily to the timing of the recording of expenses.

        The reserve for future Trust expenses decreased approximately $166,802 from December 31, 2011 to March 31, 2012 due to payments for Trust expenses.

        There was no distributable income for each of the three months ended March 31, 2012 and March 31, 2011 and therefore no distributions to unit holders.

        For the three months ended March 31, 2012, the Trust had undistributed net loss of $757,411, representing the Trust's portion of the undistributed net loss of $3,787,055 associated with the Royalty Properties for the three months ended March 31, 2012. The cumulative undistributed net loss for the Trust was $5,444,810 as of March 31, 2012. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

  Underlying Properties Comparison

        The following financial and operational information has been based on information provided to the Corporate Trustee by the Managing General Partner. The Trustees have no control over these operations or internal controls relating to this information.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

        Ship Shoal 182/183 crude oil revenues increased from $2,701,910 in the first quarter of 2011 to $3,803,944 in the first quarter of 2012, due to an increase in net crude oil production from 31,292 barrels in the first quarter of 2011 to 34,429 barrels in the first quarter of 2012. The increase in volumes was due to a scheduled shut in during November 2010 for a tank replacement. There was also an increase in the average crude oil price received from $86.35 per barrel in the first quarter of 2011 to $110.49 per barrel for the same period in 2012. Gas revenues decreased from $157,146 in the first quarter of 2011 to $153,138 in the first quarter of 2012, due to a decrease in average gas revenue price received from $3.97 per Mcf in the first quarter of 2011 to $3.41 per Mcf for the same period in 2012. This decrease was partially offset by an increase in gas production from 39,563 Mcf in the first quarter of 2011 to 44,867 Mcf in the first quarter of 2012 also as a result of the shut in during November 2010. Capital expenditures decreased from $535,970 in the first quarter of 2011 to $305,543 in the first quarter of 2012. Operating expenses decreased from $1,156,359 in the first quarter of 2011 to $840,940 for the same period in 2012.

        Eugene Island 339 net crude oil revenues were $0 in the first quarter of 2011 and 2012 due to suspended drilling activity and, therefore, no production in the first quarter of 2012 and 2011. Gas revenues were $0 in the first quarter 2011 and 2012 also as a result of the suspended drilling and, therefore, no gas production during the first quarter of 2011 and 2012. Capital expenditures were $0 in the first quarter of 2011 and $(7,532) in the first quarter of 2012. Operating expenses increased from $2,547,808 in the first quarter of 2011 to $6,364,905 in the first quarter of 2012 due primarily to increased well and platform abandonment costs in the first quarter of 2012 as compared to the first quarter of 2011.

        West Cameron 643 gas revenues were $0 in the first quarter of 2011 and in the first quarter of 2012. Gas volumes were 0 Mcf in the first quarter of 2011 and 2012. There was no actual gas production during the first quarter of 2011 and 2012 as a result of the field being shut-in following Hurricane Ike in September 2008. Operating expenses decreased from $0 in the first quarter of 2011 to $0 for the same period in 2012, and capital expenditures were $0 in the first quarter of 2011 and 2012.

        East Cameron 371 crude oil revenues were $0 in the first quarter of 2011 and 2012 as a result of the field being shut-in following Hurricane Ike in September 2008. Production was 0 barrels in the first quarter of 2011 and 2012. Gas revenues were $0 in the first quarter of 2011 and 2012 as a result of no gas volumes in the first quarter 2011 and 2012. Operating expenses and capital expenditures were $0 in the first quarter of 2011 and 2012.

        South Timbalier 36/37 crude oil revenues increased from $105,186 in the first quarter of 2011 to $144,124 for the same period in 2012 due primarily to an increase in realized oil prices and an increase in oil production volumes. There was an increase in crude oil production volumes to 1,269 barrels in the first quarter of 2012 from 1,228 barrels in the first quarter of 2011. The average crude oil price received increased from $85.65 per barrel in the first quarter of 2011 to $113.56 per barrel in the first quarter of 2012. Gas revenues increased from $11,204 in the first quarter 2011 to $11,931 in the first quarter of 2012 due primarily to an increase in gas production, partially offset by a decrease in the average natural gas price received. There was an increase in natural gas volumes from 2,864 Mcf in the first quarter of 2011 to 3,149 Mcf in the first quarter of 2012. The average natural gas price received decreased from $3.91 per Mcf in the first quarter of 2011 to $3.79 per Mcf in the first quarter of 2012.

Capital expenditures decreased from $26,534 in the first quarter of 2011 to $8,907 in the first quarter of 2012 due primarily to drilling work that was conducted during the first quarter of 2011. Operating expenses decreased from $9,217 in the first quarter of 2011 to $7,135 in the first quarter of 2012.

        Crude oil and condensate revenues increased $1,140,973, or 41%, to $3,948,068 in the first quarter of 2012 from $2,807,095 in the first quarter of 2011. Oil volumes during the first quarter of 2012 increased 10% to 35,698 barrels, compared to 32,520 barrels of oil produced in the first quarter of 2011. The increase in volumes is due primarily to the shut-in of the platform at Ship Shoal 182/183 during November 2010 for a tank replacement. The average price received for crude oil and condensate increased 28%, or $24.28, to $110.60 per barrel in the first quarter of 2012 from $86.32 per barrel in the first quarter of 2011.

        Gas revenues decreased $3,282, or 2%, to $165,069 in the first quarter of 2012 from $168,351 in the first quarter of 2011. Gas volumes during the first quarter of 2012 increased 13% to 48,016 thousand cubic feet ("Mcf"), compared to 42,427 Mcf produced in the first quarter of 2011. The increase in volumes is due primarily to the shut-in of the platform at Ship Shoal 182/183 during November 2010 for a tank replacement. The average price received for natural gas was $3.44 per Mcf in the first quarter of 2012 compared to $3.97 per Mcf in the first quarter of 2011. Gas products revenue increased $547, or 3%, to $18,291 in the first quarter of 2012 from $17,744 in the first quarter of 2011. Gas products volumes during the first quarter of 2012 increased 12% to 14,727 gallons, compared to 13,121 gallons in the first quarter of 2011.

        Capital expenditures decreased by $255,588, or 45%, from $562,505 in the first quarter of 2011 to $306,917 in the first quarter of 2012. The higher amount of capital expenditures during the first quarter of 2011 relate primarily to tank and panel upgrades at Ship Shoal 182/183.

        Production expenses increased by $3,631,063, or 92%, from $3,931,457 in the first quarter of 2011 to $7,562,520 in the first quarter of 2012. The increase in operating expenses is due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in the first quarter of 2011 as compared to the first quarter of 2010.

        The Royalty Properties had undistributed net loss of $3,787,055 in the first quarter of 2012 compared to $1,518,133 for the first quarter of 2011.

        In the first quarter of 2012, there were no funds released from or escrowed into the Special Cost Escrow account. As of March 31, 2012, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

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

	Royalty Properties Three Months Ended March 31,(1)
	2012	2011
Crude oil and condensate (bbls)	35,698	32,520
Natural gas and gas products (Mcfe)	50,120	44,301
Crude oil and condensate average price, per bbl	$110.60	$86.32
Natural gas average price, per Mcf (excluding gas products)	$3.44	$3.97
Crude oil and condensate revenues	$3,948,068	$2,807,095
Natural gas and gas products revenues	183,360	186,095
Production expenses	(7,562,520)	(3,931,457)
Capital expenditures	(306,917)	(562,505)
Interest	(49,046)	(23,657)
Undistributed net loss (income)(2)	3,787,055	1,518,113
Refund of (provision for) Special Cost Escrow	—	6,316

Net Proceeds(3)	—	—
Royalty interest	x20%	x25%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income(4)	$—	$—

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

(4)
See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 4 to the Notes to the Condensed Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion regarding uncertainty of distributions.

Critical Accounting Policies

        Basis of Accounting.    The Trust's condensed financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than generally accepted accounting principles, or GAAP. This method of accounting is consistent with reporting of taxable income to the Trust unitholders. The most significant differences between the Trust's condensed financial statements and those prepared in accordance with GAAP are:

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

  (d)
  The funds deposited or released from the Special Cost Escrow account are recorded at the time of payment or receipt. The Special Cost Escrow account is an account of the Working Interest Owners and is not reflected in the condensed financial statements of the Trust; and

  (e)
  Amortization of the investment in overriding royalty interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect distributable income.

        This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The condensed financial statements of the Trust differ from condensed financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the net overriding royalty interest, calculated on a units-of-production basis, is charged directly to Trust corpus since such amount does not affect distributable income. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

        The Trustees, including the Corporate Trustee, have no authority over, have not evaluated and make no statement concerning, the internal control over financial reporting of any of the Working Interest Owners.

        Amortization of Overriding Royalty Interest.    The Trust amortizes the investment in net profits interest using the units-of-production method. The Trust's of recording amortization is dependent upon the estimates of total proved reserves, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which the Trust records amortization expense would increase, reducing Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to produce from higher cost fields. The Trust is unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic and operational conditions.

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

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended March 31, 2012 applicable to the Trust or its condensed financial statements.

Off-Balance Sheet Arrangements

        The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The only assets of and sources of income to the Trust are cash and the Trust's interest in the Partnership, which is the holder of the Royalty. Consequently, the Trust is exposed to market risk associated with the Royalty from fluctuations in oil and gas prices. Reference is also made to Note 2 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-Q.

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

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the Managing General Partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustees rely upon the Working Interest Owners and Managing General Partner for information regarding the Royalty Properties" in the 2011 Form 10-K for a description of certain risks relating to these arrangements and reliance on and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

        Changes in Internal Control Over Financial Reporting.    During the three months ended March 31, 2012, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2011.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4(a)	*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(a)
4(b)	*	—
			Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(b)
4(c)	*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(c)
4(d)	*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(d)
4(e)	*	—
			Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(e)
10(a)	*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	10(a)
10(b)	*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(b)

				SEC File or Registration Number	Exhibit Number
10(c)	*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(c)
10(d)	*	—
			Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10(d)
31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	The Bank of New York Mellon Trust Company, N.A.
Corporate Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Date: May 15, 2012

        The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1. Condensed Financial Statements.
TEL OFFSHORE TRUST CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
TEL OFFSHORE TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES