Form 10-Q
period 2012-09-30
TEL OFFSHORE TRUST
filed 2012-11-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2012
Or
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

        As of November 14, 2012, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (this "Form 10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and elsewhere herein regarding the financial position, production and reserve growth, and other plans and objectives are forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "could," "may," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions about future events. Although Chevron USA, Inc., the Managing General Partner of the TEL Offshore Trust Partnership, has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations are disclosed in the risk factors discussed in Item 1A of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 10-K") and this Form 10-Q, and such other factors as may be set forth from time to time in the Trust's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Managing General Partner or the Trust or persons acting on behalf of the Managing General Partner or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$326,494	$944,917
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,249,786 and $28,248,147, respectively	17,869	19,508

Total assets	$344,363	$964,425

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	326,494	944,917
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	17,869	19,508

Total liabilities and Trust corpus	$344,363	$964,425

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Royalty income	$—	$—	$—	$—
Interest income	11	1	52	13

	11	1	52	13
Decrease in reserve for future Trust expenses	128,400	41,045	617,284	345,438
General and administrative expenses	(128,411)	(41,046)	(617,336)	(345,451)

Distributable income	—	—	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$18,433	$21,186	$19,508	$22,495
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Amortization of net overriding royalty interest	(564)	(703)	(1,639)	(2,012)

Trust corpus, end of period	$17,869	$20,483	$17,869	$20,483

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At September 30, 2012 and December 31, 2011, respectively, the reserve amount was $326,494 and $944,917;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $11.5 million (unaudited) as of October 31, 2011. Such future net revenues do not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such future net revenues do include the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Royalty as of October 31, 2011 relating thereto estimated to be approximately $17.6 million. The $17.6 million of estimated plugging and abandonment costs included in the reserve report as of October 31, 2011 has been increased by Chevron to $19.8 million in September 2012, approximately $19.2 million of which had been

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Trust Organization (Continued)

  incurred through July 31, 2012. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds (as defined below in Note 3) for the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Basis of Accounting and Going Concern (Continued)

immediately preceding Quarterly Period. As discussed in Note 3—Net Overriding Royalty Interest, on October 27, 2011, but effective as of August 1, 2011, the Partnership sold 20% of the Royalty to a third party; as a result, on the last business day of each calendar quarter after August 1, 2011, the Working Interest Owners are to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended September 30, 2012 would substantially represent the revenues and expenses from the Royalty Properties from May 2012 through July 2012. Similarly, any cash conveyed to the Trust from the Royalty during the quarter ended September 30, 2011 would substantially represent the revenues and expenses from the Royalty Properties from May 2011 through July 2011. However, there was no cash conveyed to the Trust from the Royalty Properties from either May 2012 through July 2012 or May 2011 through July 2011. The financial and operating information included in this Form 10-Q for the three months ended September 30, 2012 and September 30, 2011 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of May, June and July. Similarly, financial and operating information with respect to the Royalty Properties for the nine months ended September 30, 2012 and September 30, 2011 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November through July. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

        Impairment of Investment in Overriding Royalty Interest—The Trust reviews overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Basis of Accounting and Going Concern (Continued)

the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three or nine months ended September 30, 2012.

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

        Recent Accounting Pronouncements—There were no accounting pronouncements issued during the three months ended September 30, 2012, applicable to the Trust or its condensed financial statements.

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

        As of October 9, 2001, Chevron Corporation merged with Texaco Inc. and the Royalty Properties owned by Texaco Exploration and Production Inc. ("TEPI") were assigned to Chevron U.S.A. Inc. ("Chevron") on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 100% of crude oil revenues from the Royalty Properties for the three and nine months ended September 30, 2012 and September 30, 2011. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties for the three and nine months ended September 30, 2012 and September 30, 2011.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Net Overriding Royalty Interest (Continued)

        The Trust's share of Royalty income was reduced by approximately $59,072 and $89,120, respectively, for each of the three months ended September 30, 2012 and September 30, 2011, and approximately $168,415 and $215,579, respectively, for each of the nine months ended September 30, 2012 and September 30, 2011, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

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

        While oil and gas production at Ship Shoal 182 and 183 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339 and, as currently expected, to redevelop the facility at Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. In September 2011, Chevron informed the Trust that the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Distributions to Unit Holders (Continued)

estimate of the Trust's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $15 million to approximately $16.5 million. As of the October 31, 2011 reserve report, the estimate of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased to approximately $17.6 million. In September 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had further increased to approximately $19.8 million, approximately $19.2 million of which had been incurred through July 31, 2012, and without giving credit for an expected approximately $212,000 of insurance proceeds to be received by Chevron and to be allocated for the benefit of the Royalty with respect to Eugene Island 339. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of July 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $8.4 million, net to the entire Royalty ($6.7 million attributable to the Trust as of July 31, 2012). As of October 31, 2011, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $5.9 million, net to the entire Royalty ($4.7 million attributable to the Trust as of December 31, 2011). In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which development and production costs exceeded the related proceeds of production as of December 31, 2010. Significant redevelopment costs will be incurred if Eugene Island 339 is redeveloped; however, Chevron has entered into a participation agreement with a third party whereby the third party has the right to earn an assignment of 65% of Chevron's working interest in the Eugene Island properties, and neither Chevron nor the Trust would, except in the event of any amendment or termination of the participation agreement, bear the cost of the redevelopment of Eugene Island 339. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty.

        For the three months ended September 30, 2012, the Trust had undistributed net loss of $762,772, representing the Trust's portion of the aggregate undistributed net loss of $3,814,240 associated with the Royalty Properties for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the Trust had undistributed net loss of $2,051,982, representing the Trust's portion of the undistributed net loss of $10,260,937 associated with the Royalty Properties for the nine months ended September 30, 2012. The cumulative undistributed net loss for the Trust was $6,738,912 as of September 30, 2012. Undistributed net loss represents the amount of development and production costs

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Distributions to Unit Holders (Continued)

associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of September 30, 2012, approximately $1,000 remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        During the first nine months of 2012 and during 2011, there were no funds released from or deposited into the Special Cost Escrow account.

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

(6) Reserve For Future Trust Expenses

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the third quarter of 2012, the Trust decreased its reserve by $128,400, to pay current expenses, resulting in a reserve balance of $326,494 as of September 30, 2012, or approximately 42% of the average annual expenses of the Trust during the three-year period ended September 30, 2012. As of December 31, 2011, the reserve was $944,917 or 102% of the average annual expenses during the three year period ended December 31, 2011.

        There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Absent the receipt of Net Proceeds or other actions being taken, it is anticipated that by the end of the first quarter of 2013, the Trust will not have sufficient funds to pay the liabilities of the Trust. As such, the Trustees may take certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

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

        In September 2012, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. Such suspended fees will be accrued as an expense of the Trust, but will not be paid currently.

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initiated contact with RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to an Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. In addition, and pursuant to the Option Agreement, Chevron, as the Managing General Partner of the Partnership, provided RNR Production with formal notice that the Partnership would be marketing additional Royalty interests and that RNR Production must exercise its option to purchase the additional Royalty within ten days of the receipt of such notice. RNR Production has indicated that it is not interested in purchasing an additional part of the Royalty at this time pursuant to the Option Agreement. Accordingly, the Trustees have evaluated the alternatives

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Reserve For Future Trust Expenses (Continued)

available to the Trust and by letter dated October 16, 2012, provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron is marketing for sale by the Partnership the entire Royalty; however, the Trust has reserved the right and expects to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron has engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. The Trustees are in ongoing discussions with Chevron regarding the sales process. There can be no assurance that such a sale of interests in the Royalty will be consummated, or as to the terms, conditions and timing of such a sale of interests in the Royalty. In addition, there is no assurance that the proceeds, if any, from any such sale of interests in the Royalty will be sufficient to fund the continuing expenses of the Trust and the Trustees shall continue to evaluate all other options available for the Trust.

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

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted, although there were funds available for distribution given that there was some production from Eugene Island 339 and Ship Shoal 182/183 in August and September 2008. The Trust has not received a distribution of Net Proceeds since December 2008. Consequently, the Trust has not made a distribution to Unit holders for 15 consecutive quarters, or since January 9, 2009. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including the expenditures required to plug and abandon the wells on Eugene Island 339. While Chevron has stated that it intends to redevelop Eugene Island 339, there is no obligation for Chevron to continue to pursue such redevelopment.

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

        Production from Eugene Island 342 ceased in the first quarter of 2011 because a third-party pipeline from the field was shut in due to a leak. Chevron has been informed by Apache Corporation, the operator of Eugene Island 342, that production resumed on July 26, 2012. At the time of such notification, Apache Corporation indicated that production was 1,251 barrels of crude oil per day.

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron has informed the Trustees that Chevron has reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike, and that the allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, is approximately $612,000. Chevron applied $400,000 thereof in the first quarter of 2011 and has stated that the remaining approximately $212,000 is to be received by Chevron and allocated to the Royalty upon completion of the abandonment work at Eugene Island, which is expected to occur in the fourth quarter of 2012. Chevron has stated that all such allocated insurance proceeds will be applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. In September 2011, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $15 million to approximately $16.5 million. As of the October 31, 2011 reserve report, the estimate of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased to approximately $17.6 million. In September 2012, Chevron informed the Trust that the estimate of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had further increased to approximately $19.8 million, approximately $19.2 million of which had been incurred through July 31, 2012 without giving credit for an expected approximately $212,000 of insurance proceeds to be received by Chevron and to be allocated for the benefit of the Royalty with respect to Eugene Island 339. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of July 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $8.4 million, net to the entire Royalty ($6.7 million attributable to the Trust as of July 31, 2012). As of October 31, 2011, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $5.9 million, net to the entire Royalty. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which production costs exceeded the proceeds from production; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operational Review."

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

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust

has not received sufficient Net Proceeds to maintain the reserve at such level. During the third quarter of 2012, the Trust decreased its reserve by $128,400, to pay current expenses, resulting in a reserve balance of $326,494 as of September 30, 2012, or approximately 42% of the average annual expenses of the Trust during the three-year period ended September 30, 2012. As of December 31, 2011, the reserve was $944,917 or 102% of the average annual expenses during the three year period ended December 31, 2011.

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

        In September 2012, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. Such suspended fees will be accrued as an expense of the Trust, but will not be paid currently.

        As discussed above, the Trust maintains a cash reserve to provide for future administrative expenses in connection with the winding up of the Trust. The Trust seeks to maintain a cash reserve of approximately three times the average annual expenses of the Trust. However, the Trust has not received sufficient Net Proceeds to maintain a cash reserve at such level and as of September 30, 2012, the cash reserve decreased to $326,494, or approximately 42% of the Trust's average annual expenses during the three-year period ended September 30, 2012.

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initiated contact with RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to an Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. In addition, and pursuant to the Option Agreement, Chevron, as the Managing General partner of the Partnership, provided RNR Production with formal notice that the Partnership would be marketing additional Royalty interests and that RNR Production must exercise its option to purchase the additional Royalty within ten days of the receipt of such notice. RNR Production has indicated that it is not interested in purchasing an additional part of the Royalty at this time pursuant to the Option Agreement. Accordingly, the Trustees have evaluated the alternatives available to the Trust and by letter dated October 16, 2012, provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron is marketing for sale by the Partnership the entire Royalty; however, the Trust has reserved the right and expects to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron has engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. The Trustees are in ongoing discussions with Chevron regarding the sales process. There can be no assurance that such a sale of interests in the Royalty will be consummated, or as to the terms, conditions and timing of such a sale of interests in the Royalty. In addition, there is no assurance that the proceeds, if any, from any such sale of interests in the Royalty will be sufficient to fund the continuing expenses of the Trust and the Trustees shall continue to evaluate all other options available for the Trust.

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

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2011 future net revenues attributable to the Trust's royalty interests were estimated at $11.5 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2011 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 39% of the future net revenues from the Royalty Properties are expected to be received by the Trust by October 31, 2013. The reserve study does not include reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339. In September 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had further increased to approximately $19.8 million, approximately $19.2 million of which had been incurred through July 31, 2012, and without giving credit for an expected approximately $212,000 of insurance proceeds to be received by Chevron and to be allocated for the benefit of the Royalty with respect to Eugene Island 339. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the

Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the 2011 10-K. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the three and nine months ended September 30, 2012, there were no funds released or escrowed from the Special Cost Escrow account. As of September 30, 2012, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow Account to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow Account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty Properties as of October 31, 2011 was approximately $5.9 million, net to the entire Royalty; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds would otherwise be payable on the royalty. During 2011, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2012, $1,000 remained in the Special Cost Escrow account.

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

Three Months Ended September 30, 2012 and 2011

  Royalty Trust Comparison

        Royalty income was $0 for the three months ended September 30, 2012 and 2011 because there were no positive Net Proceeds attributable to the Royalty Properties due to damages inflicted to the Royalty Properties by Hurricane Ike in September 2008.

        General and administrative expenses for the Trust were $128,411 for the three months ended September 30, 2012 compared to $41,046 for the three months ended September 30, 2011. The increase is due primarily to the timing of the payment of expenses.

        The reserve for future Trust expenses decreased approximately $128,400 from June 30, 2012 to September 30, 2012 due to payments for Trust expenses.

        There was no distributable income for each of the three months ended September 30, 2012 and September 30, 2011 and therefore no distributions to unit holders.

        For the three months ended September 30, 2012, the Trust had undistributed net loss of $762,772, representing the Trust's portion of the undistributed net loss of $3,814,240 associated with the Royalty Properties for the three months ended September 30, 2012. The cumulative undistributed net loss for the Trust was $6,738,912 as of September 30, 2012. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

        Ship Shoal 182/183 crude oil revenues decreased from $4,956,353 in the third quarter of 2011 to $2,963,103 in the third quarter of 2012, due primarily to a decrease in net crude oil production from 42,147 barrels in the third quarter of 2011 to 28,049 barrels in the third quarter of 2012. The decrease in volumes was due to multiple shut ins for facility improvement projects during the third quarter of

2012. There was also a decrease in the average crude oil price received from $117.60 per barrel in the third quarter of 2011 to $105.64 per barrel for the same period in 2012. Gas revenues decreased from $118,335 in the third quarter of 2011 to $78,110 in the third quarter of 2012, due to a decrease in average gas revenue price received from $4.82 per Mcf in the third quarter of 2011 to $2.20 per Mcf for the same period in 2012. Gas production increased from 24,538 Mcf in the third quarter of 2011 to 35,453Mcf in the third quarter of 2012 as a result of the shut ins during the third quarter of 2011. Capital expenditures increased from $324,725 in the third quarter of 2011 to $2,733,543 in the third quarter of 2012 as a result of the costs associated with the facility improvement projects and a new development well being drilled at Ship Shoal 182 during the third quarter 2012. Operating expenses decreased from $1,384,432 in the third quarter of 2011 to $1,170,790 for the same period in 2012.

        Eugene Island 339 net crude oil revenues were $0 in the third quarter of 2011 and 2012 due to suspended drilling activity and, therefore, no production in the third quarter of 2012 and 2011. Gas revenues were $0 in the third quarter 2011 and 2012 also as a result of the suspended drilling and, therefore, no gas production during the third quarter of 2011 and 2012. Capital expenditures were $0 in the third quarter of 2011 and $(42,673) in the third quarter of 2012. Operating expenses decreased from $4,924,382 in the third quarter of 2011 to $2,790,790 in the third quarter of 2012 due primarily to decreased well and platform abandonment costs in the third quarter of 2012 as compared to the third quarter of 2011.

        West Cameron 643 gas revenues were $0 in the third quarter of 2011 and in the third quarter of 2012. Gas volumes were 0 Mcf in the third quarter of 2011 and 2012. There was no actual gas production during the third quarter of 2011 and 2012 as a result of the field being shut-in following Hurricane Ike in September 2008. Operating expenses decreased from $2,391,767 in the third quarter of 2011 to $0 in the third quarter of 2012. Capital expenditures were $0 in the third quarter of 2011 and 2012.

        East Cameron 371 crude oil revenues were $0 in the third quarter of 2011 and 2012 as a result of the field being shut-in following Hurricane Ike in September 2008. Production was 0 barrels in the third quarter of 2011 and 2012. Gas revenues were $0 in the third quarter of 2011 and 2012 as a result of no gas volumes in the third quarter 2011 and 2012. Operating expenses and capital expenditures were $0 in the third quarter of 2011 and 2012.

        South Timbalier 36/37 crude oil revenues decreased from $126,213 in the third quarter of 2011 to $119,784 for the same period in 2012 due primarily to a decrease in the average crude oil price received from $117.45 per barrel in the third quarter of 2011 to $109.54 per barrel in the third quarter of 2012. Crude oil production volumes increased to 1,093 barrels in the third quarter of 2012 from 1,075 barrels in the third quarter of 2011. Gas revenues decreased from $ 14,330 in the third quarter 2011 to $7,046 in the third quarter of 2012 due primarily to a decrease in the average natural gas price received. The average natural gas price received decreased from $4.54 per Mcf in the third quarter of 2011 to $2.37 per Mcf in the third quarter of 2012. There was a slight decrease in natural gas volumes from 3,154 Mcf in the third quarter of 2011 to 2,977 Mcf in the third quarter of 2012. Capital expenditures increased from $1,701 in the third quarter of 2011 to $4,104 in the third quarter of 2012 due primarily to increased drilling work that was conducted during the third quarter of 2012. Operating expenses decreased from $14,895 in the third quarter of 2011 to $10,489 in the third quarter of 2012.

        Eugene Island 342 crude oil and gas revenues were $18.20 in the third quarter of 2011 and $0 in the third quarter of 2012 as a result of the field being shut in due to a leak in a third-party pipeline.

There was no production in the third quarter of 2011 and 2012 due to the field being shut in and all revenue mentioned above is due to a prior period accounting adjustment.

        Crude oil and condensate revenues decreased $1,999,680, or 39%, to $3,082,887 in the third quarter of 2012 from $5,082,567 in the third quarter of 2011. Oil volumes during the third quarter of 2012 decreased 57% to 29,143 barrels, compared to 43,221 barrels of oil produced in the third quarter of 2011. The decrease in volumes is due primarily to the shut-ins for facility improvement projects at Ship Shoal 182/183 during the third quarter of 2012. The average price received for crude oil and condensate decreased 10%, or $11.80, to $105.79 per barrel in the third quarter of 2012 from $117.59 per barrel in the third quarter of 2011.

        Gas revenues decreased $47,510, or 36%, to $85,155 in the third quarter of 2012 from $132,665 in the third quarter of 2011. Gas volumes during the third quarter of 2012 increased 39% to 38,430 thousand cubic feet ("Mcf"), compared to 27,692 Mcf produced in the third quarter of 2011. The increase in volumes is primarily due to an adjustment that was made in 2011 to correct volumes and values reported in a prior quarter as well as normal fluctuations in production. The average price received for natural gas was $2.22 per Mcf in the third quarter of 2012 compared to $4.79 per Mcf in the third quarter of 2011. Gas products revenue decreased $8,359, or 45%, to $10,183 in the third quarter of 2012 from $18,542 in the third quarter of 2011. Gas products volumes during the third quarter of 2012 decreased 4% to 14,068 gallons, compared to 14,597 gallons in the third quarter of 2011.

        Capital expenditures increased by $2,368,547, or 726%, from $326,427 in the third quarter of 2011 to $2,694,974 in the third quarter of 2012. The higher amount of capital expenditures during the third quarter of 2012 relate primarily to the facility improvement projects at Ship Shoal 182/183 during the third quarter of 2012.

        Production expenses decreased by $2,412,800, or 36.1%, from $6,680,226 in the third quarter of 2011 to $4,267,426 in the third quarter of 2012. The decrease in operating expenses is due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in the third quarter of 2012 as compared to the third quarter of 2011. Reflected within the production expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $356,517 and $295,358 for the third quarter of 2011 and the third quarter of 2012, respectively.

        The Royalty Properties had undistributed net loss of $3,814,240 in the third quarter of 2012 compared to $1,798,460 for the third quarter of 2011.

        In the third quarter of 2012, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2012, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

        In the third quarter of 2011, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2011, $1,000 remained in the Special Cost Escrow account.

Nine Months Ended September 30, 2012 and 2011

  Royalty Trust Comparison

        Royalty income was $0 for the nine months ended September 30, 2012 and 2011 because there were no positive Net Proceeds attributable to the Royalty Properties due to damages inflicted to the Royalty Properties by Hurricane Ike in September 2008.

        General and administrative expenses for the Trust were $617,336 for the nine months ended September 30, 2012 compared to $345,451 for the nine months ended September 30, 2011. The increase is due primarily to the timing of the payment of expenses.

        The reserve for future Trust expenses decreased approximately $617,284 from December 31, 2011 to September 30, 2012 due to payments for Trust expenses.

        There was no distributable income for each of the nine months ended September 30, 2012 and September 30, 2011 and therefore no distributions to unit holders.

        For the nine months ended September 30, 2012, the Trust had undistributed net loss of $2,051,982, representing the Trust's portion of the undistributed net loss of $10,260,937 associated with the Royalty Properties for the nine months ended September 30, 2012. The cumulative undistributed net loss for the Trust was $6,738,912 as of September 30, 2012. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

        Ship Shoal 182/183 crude oil revenues decreased from $11,921,357 in the first nine months of 2011 to $8,646,163 in the same period in 2012, due primarily to a decrease in net crude oil production from 114,239 barrels in the first nine months of 2011 to 79,056 in the same period of 2012. The decrease in volumes was due to multiple shut ins for facility improvement projects during the second and third quarter of 2012. The average crude oil price increased from $104.35 per barrel in the first nine months of 2011 to $109.37 per barrel for the same period in 2012. Gas revenues decreased from $440,167 in the first nine months of 2011 to $272,513 in the same period of 2012. Gas production decreased from 105,143 Mcf in the first nine months of 2011 to 97,457 Mcf in the same period of 2012. The natural gas sales price was $4.19 per Mcf in the first nine months of 2011 compared to $2.80 per Mcf in the first nine months of 2012. Capital expenditures increased from $956,995 in the first nine months of 2011 to $4,377,145 in the same period of 2012, as a result of the costs associated with the facility improvement projects. Due to the same reason, operating expenses also increased from $3,279,122 in the first nine months of 2011 to $3,487,628 for the same period in 2012.

        Eugene Island 339 net crude oil revenues were $0 in the first nine months of 2011 and in 2012. Production was 0 barrels in the first nine months of 2011 and 2012. Gas revenues were $0 in the first nine months 2011 and 2012. Production was 0 Mcf in the first nine months of 2011 and 2012. Capital expenditures were $0 in the first nine months of 2011 and $(50,206) in the first nine months of 2012. Operating expenses increased from $11,628,876 in the first nine months of 2011 to $10,833,451 in the same period in 2012, due primarily to more well and platform abandonment work being conducted in the first nine months of 2012 as compared to the first nine months of 2011.

        West Cameron 643 gas revenues were $0 in the first nine months of 2011 and 2012. Gas volumes were 0 Mcf in the first nine months of 2011 and 2012. There was no actual gas production during the first nine months of 2011 and 2012 as a result of the field being shut-in following Hurricane Ike in September 2008. Operating expenses were $3,790,309 for the first nine months of 2011 and $0 for the first nine months of 2012, and capital expenditures were $0 for the first nine months of 2011 and 2012, as the field was shut-in after Hurricane Ike in September 2008 as a result of damages to a third-party transporter's pipeline.

        East Cameron 371 crude oil revenues were $0 for the first nine months of 2011 and 2012 as a result of the field being shut-in following Hurricane Ike in September 2008. Production was 0 barrels in the first nine months of 2011 and 2012. Gas revenues were $0 for the first nine months of 2011 and 2012 as a result of no volumes in the first nine months of 2011 and 2012. Capital expenditures were $0 in the first nine months of 2011 and 2012. Operating expenses were $0 in the first nine months of 2011 and 2012.

        South Timbalier 36/37 crude oil revenues increased from $367,274 in the first nine months of 2011 to $397,752 for the same period in 2012 due primarily to an increase in the average crude oil price received from $101.65 per barrel in the first nine months of 2011 to $113.84 per barrel for the same period in 2012. This increase was partially offset by a decrease in crude oil production volumes to 3,494 barrels in the first nine months of 2012 from 3,613 barrels in the first nine months of 2011. Gas revenues decreased from $38,537 in the first nine months of 2011 to $27,428 in the first nine months of 2012. The natural gas sales price was $4.26 per Mcf in the first nine months of 2011 compared to $3.00 per Mcf in the first nine months of 2012. There was an increase in natural gas volumes from 9,037 Mcf in the first nine months of 2011 to 9,149 Mcf in the first nine months of 2012. Capital expenditures decreased from $35,665 in the first nine months of 2011 to $16,501 in the first nine months of 2012 due primarily to less drilling work that was conducted during the first nine months of 2012 compared to the same period in 2011. Operating expenses decreased from $31,248 in the first nine months of 2011 to $24,961 in the first nine months of 2012.

        Eugene Island 342 crude oil and gas revenues decreased from $18.20 in the first nine months of 2011 to $0 for the same period in 2012. There was no production in 2011 due to the field being shut in during the first quarter of 2011 due to a leak in a third-party pipeline and all revenue mentioned above is due to a prior period accounting adjustment.

        Crude oil and condensate revenues decreased $3,244,716, or 26%, to $9,043,915 in the first nine months of 2012 as compared to $12,288,631 for the same period in 2011, due primarily to decreased oil volumes. Oil volumes decreased 30% to 82,551 barrels in the first nine months of 2012 from 117,850 barrels in the first nine months of 2011. The decrease in volumes is due primarily to the shut-ins for facility improvement projects at Ship Shoal 182/183 during the second and third quarter of 2012. The average price received for crude oil and condensate increased 5%, or $5.29, to $109.56 per barrel in the first nine months of 2012 from $104.27 per barrel in the first nine months of 2011.

        Gas revenues decreased $178,765, or 37%, to $299,940 in the first nine months of 2012 from $478,705 for the same period in 2011. Gas volumes decreased 7% to 106,605 Mcf in the first nine months of 2012 from 114,180 Mcf for the same period in 2011. The decrease in volumes is due primarily to the shut-ins for facility improvement projects at Ship Shoal 182/183 during the second and third quarter of 2012. The average price received for natural gas decreased 33%, or $1.38, to $2.81 per Mcf in the first nine months of 2012 from $4.19 per Mcf in the same period of 2011. Gas products revenue decreased $11,769, or 25%, to $35,718 in the first nine months of 2012 from $47,487 in the same period of 2011, primarily due to a decrease in the average price received of $0.36, or 27%, to $0.98 per gallon in the first nine months of 2012 from $1.34 per gallon in the same period of 2011. This decrease was partially offset by an increase in production volume of 917 gallons, or 3%, to 36,366 gallons in the first nine months of 2012 from 35,449 gallons in the same period of 2011.

        Capital expenditures increased $3,350,778, or 338%, from $992,662 in the first nine months of 2011 to $4,343,440 in the same period of 2012. The higher amount of capital expenditures during the first nine months of 2012 and relate primarily to the facility improvement projects at Ship Shoal 182/183 during the second and third quarter of 2012.

        Production expenses decreased by $613,538, or 4%, from $15,801,648 in the first nine months of 2011 to $15,188,111 in the first nine months of 2012, due primarily to increased well and platform abandonment work being conducted at Eugene Island 339 in the second quarter of 2012 as compared to the second quarter of 2011. Reflected within the production expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $862,402 and $842,072 for the first nine months of 2011 and the first nine months of 2012, respectively.

        The Royalty Properties had undistributed net loss of $10,260,936 for the nine months ended September 30, 2012.

        In the first nine months of 2012 and 2011, no funds were released or escrowed from the Special Cost Escrow account.

Operational Review

        The following operational information has been based on information provided to the Corporate Trustee by Chevron as the Managing General Partner of the Partnership. The Trustees have no control over these operations or internal controls relating to this information.

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike in September 2008. Crude oil revenues from Eugene Island 339 represented approximately 48% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 47% of such revenues for the nine months ended September 30, 2008. Eugene Island 339 contributed approximately 12% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 41% of such revenues for the nine months ended September 30, 2008. Based on a prior year reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants, Eugene Island 339 accounted for approximately 34% of the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2007. Chevron has completed the plugging and abandonment of the existing wells and platforms and completed the site clearance trawling at both locations. Chevron is still waiting on final approval from the Bureau of Safety and Environment Enforcement ("BSEE") of the abandonment work. As of the October 31, 2011 reserve report, the estimate of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene

Island 339 had increased to approximately $17.6 million. In September 2012, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had further increased to approximately $19.8 million, approximately $19.2 million of which had been incurred through July 31, 2012, without giving credit for an expected approximately $212,000 of insurance proceeds to be received by Chevron and to be allocated for the benefit of the Royalty with respect to Eugene Island 339.

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation of production (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek a Suspension of Production, or "SOP", that, if approved by the regional supervisor of the BOEM, allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Chevron, as the operator of Eugene Island 339, sought and obtained an SOP for Eugene Island 339 for the period from December 1, 2010 through October 31, 2011. Chevron had previously sought and obtained an SOP providing for the staged redevelopment of Eugene Island 339 and the adjacent lease, Eugene Island 338 (which is not a Royalty Property), as a single development project, contingent upon meeting certain obligations established in the SOP. The initial SOP extended the lease on Eugene Island 339 until November 30, 2010. A subsequent SOP extended the lease from December 1, 2010 through October 31, 2011, as long as certain SOP milestones were met. The first milestone, "issue Jacket and Pile Material Order (MTO) Drawings to fabrication contractor," due prior to April 30, 2011, was met and Chevron so informed the BOEM. The second milestone, "continuation of offshore deck refurbishment," due prior to May 30, 2011, was met and Chevron so informed the BOEM. Additional SOP milestones included a report on deck refurbishment due prior to August 30, 2011, and commencement of jacket and pile fabrication prior to October 30, 2011, both of which were also met. Chevron is required to provide the BOEM with periodic updates on the progress of the redevelopment of Eugene Island and to meet each of the SOP activity schedule deadlines to maintain the SOP. The second SOP (December 1, 2010 through October 31, 2011) expired on October 31, 2011. A third SOP was requested and was granted covering the period of time from October 31, 2011, through August 31, 2012. The third SOP requires meeting development and construction milestones prior to August 31, 2012, with the restoration of production in October 2012. A fourth SOP was requested by the third party with whom Chevron entered into a participation agreement, Arena Offshore, LP, ("Arena") and the SOP request was approved by the BSEE and covers the period of time from September 1, 2012 through October 31, 2012. The fourth SOP requires Arena to complete loadout, installation, and hook-up and commence drilling on Lease OCS-G 2318 by October 31, 2012 and commence production on the lease by December 31, 2012. Arena successfully completed installation of the remaining topside decks of the structure as of August 4, 2012 and commenced mobilization of the H&P 100 platform rig components on August 16, 2012. Arena spud the OCS-G 2318 Well No. K002 on September 28, 2012.

        In December 2009, Chevron entered into a participation agreement with Arena to assist in the redevelopment of Eugene Island 338 and 339. The redevelopment plan provided that three wells were to be drilled from a common open water location in Eugene Island 338 in the second quarter of 2010. The first well of the three-well drilling program had been drilled; however, drilling activity was suspended and the drilling rig moved off location in July 2010. Chevron's inability to obtain related drilling permits in a timely basis under the new guidelines issued by the BOEM on June 8, 2010, following the oil spill in the U.S. Gulf of Mexico related to the sinking of the Deepwater Horizon drilling rig, pursuant to Notice to Lessees No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS", caused the parties to such participation agreement to revise and amend the participation agreement. The revised redevelopment plan provides for setting a platform at Eugene Island 338 and drilling wells into Eugene Island 339 and Eugene Island 338 from such platform. The revised redevelopment plan retains the original estimate for first production from Eugene Island 339 of the fourth quarter of 2012.

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

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron, as the Managing General Partner of the Partnership, understands that, as a result of the cessation of production at West Cameron 643 due to the damages inflicted by Hurricane Ike to a third-party transporter's pipeline, Hilcorp submitted to the BOEM a program to restore production at West Cameron 643 and such request was granted. The approval by the BOEM expired by its terms on May 31, 2010, and Chevron has been informed by Hilcorp that it submitted to the BOEM a request for an extension but that such request was denied. Accordingly, the lease for West Cameron 643 expired on May 31, 2010. Chevron has been informed by Hilcorp that Hilcorp completed the plugging and abandoning of the wells at West Cameron 643 in October 2012. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and field abandonment work, including the related wells, equipment platforms and any field infrastructure, remains to be completed.

        Production from Eugene Island 342 ceased in the first quarter of 2011 because a third-party pipeline from the field was shut in due to a leak. Chevron has been informed by Apache Corporation, the operator of Eugene Island 342, that production resumed on July 26, 2012. At the time of such notification, Apache Corporation indicated that production was 1,251 barrels of crude oil per day.

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

	Royalty Properties Three Months Ended September 30,(1)		Royalty Properties Nine Months Ended September 30,(1)
	2012	2011	2012	2011
Crude oil and condensate (bbls)	29,143	43,221	82,551	117,850
Natural gas and gas products (Mcfe)	40,440	29,777	111,801	119,243
Crude oil and condensate average price, per bbl	$105.79	$117.59	$109.56	$104.27
Natural gas average price, per Mcf (excluding gas products)	$2.22	$4.79	$2.81	$4.19
Crude oil and condensate revenues	$3,082,887	$5,082,567	$9,043,915	$12,288,631
Natural gas and gas products revenues	95,338	151,207	335,659	526,191
Production expenses	(4,267,426)	(6,680,226)	(15,188,111)	(15,801,648)
Capital expenditures	(2,694,974)	(326,427)	(4,343,440)	(992,662)
Interest	(30,065)	(25,581)	(108,960)	(68,970)
Undistributed net loss (income)(2)	3,814,240	1,798,460	10,260,937	4,042,142
Refund of (provision for) Special Cost Escrow	—	—	—	6,316

Net Proceeds(3)	—	—	—	—
Royalty interest	x20%	x25%	x20%	x25%

Partnership share	—	—	—	—
Trust interest	x99.99%	x99.99%	x99.99%	x99.99%

Trust share of Royalty Income(4)	$—	$—	$—	$—

(1)
Amounts are based on actual production for the three- and nine- month period ended July 31 of each year, respectively.

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

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended September 30, 2012 applicable to the Trust or its condensed financial statements.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended September 30, 2012, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

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

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. The Trust has not received a distribution of Net Proceeds since December 2008, and there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. The Trust continues to utilize its cash reserves to pay expenses; however, as of September 30, 2012, those reserves were approximately 42% of the average annual expenses of the Trust during the three-year period ended September 30, 2012.

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initiated contact with RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to an Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. In addition, and pursuant to the Option Agreement, Chevron, as the Managing General partner of the Partnership, provided RNR Production with formal notice that the Partnership would be marketing additional Royalty interests and that RNR Production must exercise its option to purchase the additional Royalty within ten days of the receipt of such notice. RNR Production has indicated that it is not interested in purchasing an additional part of the Royalty at this time pursuant to the Option Agreement. Accordingly, the Trustees have evaluated the alternatives available to the Trust and by letter dated October 16, 2012, provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron is marketing for sale by the Partnership the entire Royalty; however, the Trust has reserved the right and expects to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron has engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. The Trustees are in ongoing discussions with Chevron regarding the sales process. There can be no assurance that such a sale of interests in the Royalty will be consummated, or as to the terms, conditions and timing of such a sale of interests in the Royalty. In addition, there is no assurance that the proceeds, if any, from any such sale of interests in the Royalty will be sufficient to fund the continuing expenses of the Trust and the Trustees shall continue to evaluate all other options available for the Trust.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4(a	)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(a	)

4(b	)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(b	)

4(c	)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(c	)

4(d	)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(d	)

4(e	)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(e	)

10(a	)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	10(a	)

10(b	)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(b	)

10(c	)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(c	)

				SEC File or Registration Number	Exhibit Number
10(d	)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10(d	)

31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
	By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
	By:	/s/ MIKE ULRICH Mike Ulrich Vice President
Date: November 14, 2012

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