Form 10-K
period 2012-12-31
TEL OFFSHORE TRUST
filed 2013-04-01
CIK 97148

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $5,179,146 based on a June 29, 2012 closing sales price of $1.09.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          As of March 29, 2013, there were 4,751,510 Units of Beneficial Interest in TEL Offshore Trust outstanding.

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

        The principal asset of the Trust consists of a 99.99% interest in the TEL Offshore Trust Partnership, which we refer to herein as the "Partnership". Chevron U.S.A., Inc., or "Chevron", owns the remaining .01% interest in the Partnership. Until October 27, 2011, the Partnership owned 100% of an overriding royalty interest, or "Royalty," where the entire Royalty is equivalent to a 25% net profits interest, in certain oil and gas properties, which we refer to herein as the "Royalty Properties," located offshore Louisiana. On October 27, 2011, but effective as of August 1, 2011, the Partnership consummated a sale to a third party of 20% of the Royalty for $1,600,000 in gross proceeds. The Trust received a distribution from the Partnership of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. After the sale, the Partnership now owns 80% of the Royalty.

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

        On December 15, 2009, Chevron entered into a participation agreement with Arena Offshore, LP, ("Arena") to assist in the redevelopment as a farmout of portions of Eugene Island 338 and 339. The redevelopment plan provided that three wells were to be drilled from a common open water location in Eugene Island 338 in the second quarter of 2010. The first well was drilled in 2010 but drilling activity was suspended in July 2010. Chevron and Arena revised and amended the participation agreement (as amended, the "Arena Agreement") in response to Notice to Lessees No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS," and the revised redevelopment plan provided for setting a platform at Eugene Island 338 and drilling wells into Eugene Island 338 and Eugene Island 339 from the platform. Pursuant to the terms of the Arena Agreement, Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339. Chevron holds a 50% interest in Eugene Island 339, which interest is included in the 5500' and the 4500' sand units; 42.05% of all production from the 5500' sand unit is allocated to Eugene Island 339 and 38.50% of the gas production and 24.44% of the oil production from the 4500' sand unit is allocated to Eugene Island 339. Pursuant to the terms of the Conveyance, Chevron may enter into a farmout agreement whereby Chevron assigns any portion of its interest in the Royalty Properties free and clear of the Royalty, and the Royalty will be reduced in the same proportion as that in which the Royalty Property is reduced. Under the terms of the Conveyance, a "farmout agreement" is defined as an agreement with a third party requiring or permitting the performance of drilling or development operations on a Royalty Property, and for which all or substantially all of the consideration is the transfer of an interest in a Royalty Property.

        On August 4, 2012, Arena completed installation of the remaining topside decks of the structure and on August 16, 2012, Arena commenced mobilization of the H&P 100 platform rig components. On September 28, 2012, Arena spud the OCS-G 2318 Well No. K002 and production from this well was realized in the fourth quarter of 2012. Pursuant to the terms of the Arena Agreement, following completion of the well and the other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

        All of the remaining Royalty Properties continue to be subject to the Royalty, though only those Royalty Properties owned by Chevron and Arena were still producing as of December 31, 2012. Chevron, as the Managing General Partner of the Partnership, calculates the Net Proceeds (as defined below) from the Royalty Properties owned by Chevron and collects financial information relating to the other Royalty Properties from the Working Interest Owners other than Chevron for presentation to the Trust.

        Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 from December 1, 1994 until August 1, 2008; and with respect to the same properties except 35% of Eugene Island 339 on and after December 15, 2009; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Devon Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 on and after May 1, 2002 until August 1, 2008; Chevron with respect to East Cameron 371 on and after May 1, 2002 until July 1, 2007; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004, Apache with respect to East Cameron 354 after October 1, 2004; ERT with respect to East Cameron 371 on and after July 1, 2007; Hilcorp with respect to West Cameron 643 on and after August 1, 2008); and Arena with respect to 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 on and after December 15, 2009.

        The Royalty Properties are required to be operated in accordance with standards applicable to a prudent oil and gas operator. The Working Interest Owners are free to transfer their working interest in any of the Royalty Properties (burdened by the Royalty) to third parties. The Working Interest Owners are also free to enter into farm-out agreements whereby a Working Interest Owner would transfer a portion of its interest (unburdened by the Royalty) while retaining a lesser interest (burdened by the Royalty) in return for the transferee's obligation to drill a well on the Royalty Properties. The

Working Interest Owners have the right to abandon any well or lease, and upon termination of any lease, the part of the Royalty relating thereto will be extinguished. See "Description of Royalty Properties—Properties and Wells" for more information regarding the status of the Royalty Propeties. The Working Interest Owners are primarily the operators of the respective Royalty Properties although certain other parties are, and have also been, operators for the Royalty Properties.

        As of March 30, 2013, a total of 4,751,510 units of beneficial interest in the Trust, which we refer to herein as "Units," were issued and outstanding. The Units traded on the Nasdaq Capital Market, or "NASDAQ," from August 31, 2001 through January 2, 2011. Previously the Units were traded on the OTC Bulletin Board and on the pink sheets. On January 3, 2011, the Units were suspended from trading by the NASDAQ and the Trust filed a Form 25 with the SEC to announce the voluntary delisting of the Units. In an effort to reduce expenses, the Trustees determined that it was in the best interest of the Trust to voluntarily delist the Units and to cause the Units to no longer be traded on the NASDAQ. Since January 3, 2011, the Units have been quoted on the OTCQB™ Marketplace, which is an electronic quotation service operated by Pink OTC Markets Inc. for securities traded over-the-counter. From inception of the Trust to December 31, 2011, distributions to Unit holders totaled approximately $138,742,000 or approximately $29.20 per Unit; however, the Trust has not made a distribution to Unit holders since January 9, 2009. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" in Item 7 of this Form 10-K and Note 4 to the Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainties of the Trust's future distributions.

        The terms of the TEL Offshore Trust Agreement, which we refer to herein as the "Trust Agreement," provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders or if necessary to provide for the payment of liabilities of the Trust; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at approximately $14.5 million as of October 31, 2012 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers (the "2012 Reserve Report"). (See "Termination of the Trust" and Note 9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

        Under the Conveyance and the Partnership Agreement, the Trust is entitled to its share (99.99%) of the Partnership's 80% interest in 25% of the Net Proceeds, as hereinafter defined, realized from the sale of the oil, gas and associated hydrocarbons produced from the Royalty Properties. See "Description of Royalty Properties." The Conveyance provides that the Working Interest Owners will calculate, for each quarterly period commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. "Net Proceeds" means for each quarterly period, the excess, if any, of the Gross Proceeds, as hereinafter defined, for such period over Production Costs, as hereinafter defined, for such period. "Gross Proceeds" means the amounts received by the Working Interest Owners from the sale of oil, gas and associated hydrocarbons produced from the properties burdened by the Royalty, subject to certain adjustments. Gross Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas. "Production Costs" means, generally, costs incurred on an accrual basis by the Working Interest Owners in operating the Royalty Properties, including capital and non-capital costs. In general, Net Proceeds are computed on an aggregate basis and consist of the aggregate proceeds to the Working Interest Owners from the sale of oil and gas from the Royalty Properties less (1) all direct costs, charges and expenses incurred by the Working Interest Owners in exploration, production, development, drilling and other operations on the Royalty Properties (including secondary recovery operations); (2) all applicable taxes (including severance and ad valorem taxes) excluding income taxes; (3) all operating charges directly associated with the Royalty Properties; (4) an allowance for costs, computed on a current basis at a rate equal to the prime rate of JPMorgan Chase Bank plus 0.5% on all amounts by which, and for only so long as, costs and expenses for the Royalty Properties incurred for any quarter have exceeded the proceeds of production from such Royalty Properties for such quarter; (5) applicable charges for certain overhead expenses as provided in the Conveyance; (6) the management fees and expense reimbursements owing the Working Interest Owners; and (7) a special cost reserve for the future costs to be incurred by the Working Interest Owners to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities from the Royalty Properties and for future drilling projects and other estimated future capital expenditures on the Royalty Properties. The Trustees are not obligated to return any Royalty income received in any period, but future amounts otherwise payable will be reduced by the amount of any prior overpayments of such Royalty income. The Working Interest Owners are required to maintain books and records sufficient to determine amounts payable under the Royalty. The Working Interest Owners are also required to deliver to the Managing General Partner on behalf of the Partnership a statement of the computation of Net Proceeds no later than the tenth business day prior to the quarterly record date.

        The Net Proceeds with respect to Hilcorp's ownership of West Cameron 643 are calculated separately from the determination of Net Proceeds with respect to the other Royalty Properties. Similarly, the Net Proceeds with respect to ERT's ownership of East Cameron 371 are calculated separately from the determination of Net Proceeds with respect to the other Royalty Properties. The leases for East Cameron 371 and West Cameron 643 expired on March 31, 2010 and May 31, 2010, respectively, and no further Net Proceeds are expected with respect to these two properties. Any excess Production Costs associated with these properties are not expected to be taken into account with respect to the calculation of Net Proceeds with respect to the other Royalty Properties.

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at approximately $14.5 million as of October 31, 2012. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. The Trust has not received a distribution of Net Proceeds since December 2008. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis, and the Trust may in the future not have sufficient cash flow to pay expenses on a current basis. The Trust has not made a distribution to Unit holders since January 9, 2009 and there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made.

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

        The sale was made to RNR Production on October 27, 2011, though the assignment is effective as of August 1, 2011. Pursuant to an Option Agreement entered into at the time of the sale, the Partnership agreed with RNR Production that if the Partnership elected to sell, or market for sale, any portion of the Royalty on or prior to December 31, 2012, then RNR Production would have the option to acquire such percentage interests, up to an additional 5% of the entire Royalty, for a sales price equivalent to the product of $80,000 time the percentage interest acquired. RNR Production's right to purchase under the Option Agreement expired on December 31, 2012.

        In September 2012, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. Such suspended fees will be accrued as an expense of the Trust, but will not be paid currently.

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initiated contact with RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to an Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. In addition, and pursuant to the Option Agreement, Chevron, as the Managing General Partner of the Partnership, provided RNR Production with formal notice that the Partnership would be marketing additional Royalty interests and that RNR Production must exercise its option to purchase the additional Royalty within ten days of the receipt of such notice. RNR Production indicated that it was not interested in purchasing an additional part of the Royalty pursuant to the Option Agreement. Accordingly, the Trustees, by letter dated October 16, 2012, provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty; however, the Trust reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. In December 2012 following the due date for any bids for the purchase of the Royalty, the Trustees elected to delay any further action with respect to the proposed sale by the Partnership of the Royalty. Accordingly, the Trustees instructed Chevron to delay any further action regarding a potential sale and the Trustees are continuing to evaluate the alternatives available to the Trust. As a result, there can be no assurance that such a sale will be consummated, or that the terms, conditions and timing of any such sale will be acceptable to the Partnership. In addition, there is no assurance that the proceeds, if any, from any such sale will be sufficient to fund the continuing expenses of the Trust and the Trustees shall continue to evaluate all other options available for the Trust.

        Absent the receipt of Net Proceeds or other actions being taken, it is anticipated that during the second quarter of 2013, the Trust will not have sufficient funds to pay the liabilities of the Trust. As such, the Trustee may be required to take further actions, on behalf of the Trust as permitted under the Trust Agreement, that could materially impact the Unit holders. Such actions include the potential borrowing of funds, which may be secured by the Trust's assets, or the sale of all or a part of the Trust's interests in the Partnership or once again initiating a sale by the Partnership of its remaining interest in the Royalty.

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

        As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, TEPI acquired two of the Royalty Properties from Chevron. The Royalty Properties acquired by TEPI were West Cameron 643 and East Cameron 371. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 ERT acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to this property effective January 1, 1998. In October 1998, Amerada acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of this acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT's obligations under the Conveyance with respect to this property. Effective January 1, 2000, PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon. As a result of such merger, Devon replaced PennzEnergy as the Working Interest Owner of the Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties. On October 9, 2001, a wholly owned subsidiary of Chevron Corporation merged with and into Texaco, pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger. Accordingly, the properties referred to herein as controlled by Chevron and Texaco are each now controlled by subsidiaries of Chevron Corporation. Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Chevron sold its interest in East Cameron 371 to ERT effective July 1, 2007. Chevron sold its interests in West Cameron 643 to Hilcorp effective August 1, 2008. On June 6, 2003, Anadarko acquired, among other interests, a 25% working interest in the East Cameron 354 field, subject to the Royalty, from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligations under the Conveyance with respect to this property. Effective October 1, 2004, Apache acquired Anadarko's interest in East Cameron 354 and assumed Anadarko's obligations under the Conveyance with respect to this property. Effective December 15, 2009, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena. As a result of this transaction, Chevron and Arena are both Working Interest Owners of Eugene Island 338 and Eugene Island 339.

DESCRIPTION OF THE UNITS

        Each Unit is evidenced by a transferable certificate issued by the Corporate Trustee. Each Unit ranks equally as to distributions, has one vote on any matter submitted to Unit holders and represents an undivided interest in the Trust, which in turn owns a 99.99% interest in the Partnership.

Distributions

        The Trustees distribute the Trust's income pro rata for each calendar quarter within 10 days after the end of each calendar quarter. Distributions of the Trust's income are made to Unit holders of record on the Quarterly Record Date, which is the last business day of each quarterly period, or such later date as the Trustees determine is required to comply with legal requirements. The Trustees determine for each quarterly period the amount available for distribution. Such amount (the "Quarterly Income Amount") consists of the cash received from the Royalty during the quarterly period plus any other cash receipts of the Trust, less the obligations of the Trust paid during the quarterly period, and adjusted for changes made by the Trust during the quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. The Trustees have previously determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years would be sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at December 31, 2012 and 2011 was $223,925 and $944,917, respectively. The Trust has not received a distribution from the Partnership for Net Proceeds since December 2008; thus, the Trust has not made a distribution to Unit holders since January 9, 2009. The Trust did receive a distribution of approximately $1,485,851 in October 2011 with respect to the Partnership's sale of 20% of the Royalty, and the Trust has used and will continue to use such money solely for the payment of expenses of the Trust. While oil and gas production at Ship Shoal 182 and 183 and Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions to the Unit holders will be made. Because of the lack of receipt of Net Proceeds, the Trust has previously not had sufficient cash flow to pay expenses on a current basis; and absent the receipt of Net Proceeds or other actions being taken, the Trust may in the future continue to have insufficient cash flow to pay expenses on a current basis. While the Trust realized proceeds of approximately $1,485,851 from the sale by the Partnership of 20% of the Royalty, absent the receipt of Net Proceeds or other actions being taken, it is expected that the Trust's cash reserves will be depleted during the second quarter of 2013 . See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this Form 10-K.

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

        With respect to sales certificates issued by the Federal Energy Regulatory Commission, which we refer to herein as the "FERC," although the FERC has the power to compel refunds, it has not compelled refunds from overriding royalty interest owners with respect to gas price overcharges. However, future laws, regulations or judicial decisions might permit the FERC or other governmental agencies to require such refunds from overriding royalty interest owners or create filing, reporting or certification obligations with respect to a trust created for such overriding royalty interest owners. Moreover, other parties, such as oil or gas purchasers, may be able to instigate private lawsuits or other legal action to compel refunds from overriding royalty interest owners with respect to oil or gas pricing overcharges.

        The Working Interest Owners have agreed that they will not seek to recover from the Unit holders the amount of any refunds they are required to make, except out of future revenues payable to the Trust. The Trustees will be liable to the Unit holders if the Trustees allow any liability to be incurred without taking any and all action necessary to ensure that such liability will be payable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and will be non-recourse to the Unit holders. However, the Trustees will not be liable to the Unit holders for state or federal income taxes or for refunds, fines, penalties or interest relating to oil or gas pricing overcharges under state or federal price controls. The Trustees will be indemnified from the Trust assets, to the extent that the Trustees' actions do not constitute gross negligence, bad faith or fraud.

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

Income and Depletion

        Each Unit holder of record as of the last business day of each quarter (the "Quarterly Record Date") will be allocated a share of the income and deductions of the Trust, including the Trust's share of the income and deductions of the Partnership, computed on an accrual basis, for that quarter. Royalty income is portfolio income. Since all income from the Partnership is Royalty income, this amount, net of depletion and severance taxes, is portfolio income and, subject to certain exceptions and transitional rules, this Royalty income cannot be offset by passive losses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

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

        Amounts available for distribution for each quarterly period as determined by the Trustees are distributed to Unit holders of record on each Quarterly Record Date. See "Description of the Units—Distributions" above. The terms of the Trust Agreement provide that taxable income attributable to such distributions will be reported to the Unit holder who receives such distributions, assuming that such holder is the holder of record on the Quarterly Record Date. In certain circumstances, however, a Unit holder may be required to report taxable income attributable to his or her Units but the Unit holder will not receive the distribution attributable to such income. For example, if the Trustees establish a reserve or borrow money to satisfy debts and liabilities of the Trust, income used to establish such reserve or to repay such loan will be reported by the Unit holder, even though such income is not distributed to the Unit holder.

Backup Withholding

        Distributions from the Trust are generally subject to backup withholding at a rate of 28%. Backup withholding generally will not apply to distributions to a Unit holder unless the Unit holder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by the Unit holder is incorrect.

Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a Unit will result in capital gain or loss measured by the difference between the tax basis in the Unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a Unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the Unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the Unit was held by the Unit holder as a capital asset, either long-term or short-term depending on the holding period of the Unit. This capital gain or loss will be long-term if a Unit holder's holding period for the Unit exceeds one year at the time of sale or exchange. Capital gain or loss will be short-term if the Unit has not been held for more than one year at the time of sale or exchange. Under current law, the highest marginal U.S. federal income tax rate applicable to long-term capital gains of individuals is 20%. This rate is subject to change by new legislation at any time. The deductibility of capital losses are subject to certain limitations.

Additional Tax on Net Investment Income

        A 3.8% Medicare tax on certain net investment income earned by individuals applies for taxable years beginning after December 31, 2012. For these purposes, investment income would generally include certain income derived from investments such as the Units and gain realized by a Unit holder from a sale of Units. In the case of an individual, the tax will be imposed on the lesser of (i) the Unit holder's net investment income or (ii) the amount by which the Unit holder's modified adjusted gross income exceeds $250,000 (if the Unit holder is married and filing jointly or a surviving spouse), $125,000 (if the Unit holder is married and filing separately) or $200,000 (in any other case).

Non-U.S. Unit holders

        In general, a Unit holder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. Unit holder" for purposes of this discussion, will be subject to tax on the gross income (without taking into account any deductions, such as depletion) produced by the Royalty at a rate equal to 30%, or if applicable, at a lower treaty rate. This tax will be withheld by the Trustees and remitted directly to the United States Treasury. A non-U.S. Unit holder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Code, or pursuant to any similar provisions of applicable treaties. Upon making this election a non-U.S. Unit holder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim those deductions. This election once made is irrevocable, unless an applicable treaty allows the election to be made annually. However, that effectively connected taxable income is subject to withholding at the highest applicable tax rate, currently 39.6% for individual non-U.S. Unit holders.

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

TERMINATION OF THE TRUST

        The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2 million or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $14.5 million as of October 31, 2012, based on the 2012 Reserve Report, which includes the then-estimated costs of approximately $19.8 million for the plugging and abandonment costs related to Eugene Island 339 attributable to the Royalty. Estimated plugging and abandonment costs included in the 2012 Reserve Report are the same as the costs estimated by Chevron in March 2013. Based on the 2012 Reserve Report, approximately 80% of future net revenues from the Royalty Properties are expected to be generated during the next three years. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the summary of the 2012 Reserve Report included in Item 1 of this Form 10-K. The 2012 Reserve Report is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues, nor are any capital expenditures included for any redevelopment of Eugene Island 339. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

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

 Description of Royalty Properties

Properties and Wells

        The following table provides a description of the Royalty Properties, including properties that are currently producing and properties relating to leases that have expired:

Producing Properties	Acquisition Date (Mo.-Yr.)	Working Interest Owner	Working Interest Owner's Ownership Interest(%)(1)	Gross Acres
Eugene Island 339 non-unit	12-72	Chevron	50.00	5,000	(2)
Eugene Island 339 5500' unit(3)	12-72	Chevron	14.72
Eugene Island 339 5500' unit(3)	12-09	Arena	27.33
Eugene Island 339 4500' unit	12-72	Chevron	38.50 gas
			24.44 oil
Eugene Island 342/343 SW/4	12-72	Chevron	.06	5,000	(4)
Eugene Island 342/343 NW/4	12-72	Chevron	0.18
Ship Shoal 183 N/2	7-88	Chevron	66.67	5,000	(5)
Ship Shoal 183 unit	7-88	Chevron	34.29
Ship Shoal 183 F-3	7-88	Chevron	100.0
Ship Shoal 183 F-1	7-88	Chevron	50.00
South Timbalier 36(6)	3-74	Chevron	.26	5,000
South Timbalier 37	3-74	Chevron	.26	5,000

Total				25,000

Expired Properties
East Cameron 354(7)	12-72	Apache	N/A	N/A
West Cameron 643 unit(8)	12-72	Hilcorp	N/A	N/A
Eugene Island 348(9)	12-72	Devon	N/A	N/A
West Cameron 642(10)	12-72	Chevron	N/A	N/A
East Cameron 370(11)	1-73	N/A	N/A	N/A
East Cameron 371(12)	1-73	ERT	N/A	N/A
Vermilion 246(13)	1-73	Chevron	N/A	N/A
West Cameron 41 E/2(14)	3-74	N/A	N/A	N/A
Eugene Island 208(15)	8-73	Devon	N/A	N/A
Eugene Island 367(16)	3-74	N/A	N/A	N/A
South Marsh Island 252(17)	3-74	Chevron	N/A	N/A

(1)
These percentages represent the Working Interest Owner's interest subject to the Partnership's Net Proceeds.

(2)
Represents the total gross acreage for all properties subject to the lease at Eugene Island 339.

(3)
Chevron assigned to Arena, effective December 15, 2009, 65% of Chevron's working interest in Eugene Island 339 5500' unit. Chevron and Arena are each a working interest owner.

(4)
Represents the total gross acreage for all properties subject to the lease at Eugene Island 342/343.

(5)
Represents the total gross acreage for all properties subject to the lease at Ship Shoal 183.

(6)
South Timbalier 36 well number 2 working interest owner's ownership interest is .013 percent.

(7)
Apache purchased this working interest from Anadarko effective October 1, 2004. This lease expired in 2005. Wells were plugged and abandoned in 2006. The platforms to which the wells were connected were abandoned in July 2008.

(8)
West Cameron 643 was sold to Hilcorp Energy Company, effective August 1, 2008. The lease for West Cameron 643 expired on May 31, 2010. The Working Interest Owner has informed Chevron that the abandonment work has been completed.

(9)
This lease expired in 2004. Abandonment work was completed in May 2006.

(10)
Hilcorp has informed Chevron that, while the wells at West Cameron 642 have not been plugged and abandoned, such wells are depleted and no more production is anticipated from such wells. Chevron understands that plugging and abandonment will not occur until all wells in the area are depleted.

(11)
This lease expired in 1996.

(12)
East Cameron 371 was sold to ERT, effective July 1, 2007. The wells at East Cameron 371 have been depleted and the lease for East Cameron 371 expired on March 31, 2010. Field abandonment work, including the related wells, equipment platforms and any field infrastructure remains to be completed.

(13)
This lease (Vermillion 246 Block, OCS-G 1147) was terminated in 2002. Abandonment work was completed mid 2005.

(14)
This lease expired in November 2002, and all wells on the lease had been abandoned as of November 2003.

(15)
The wells at Eugene Island 208 were plugged and the surface cleaned over 20 years ago.

(16)
This lease expired on May 30, 1996. It was leased again as OCS-G 19800 effective July 1, 1998. Neither Chevron nor any affiliates of Chevron have an interest in OCS-G-19800.

(17)
The wells at South Marsh Island 252 have been inactive since 2006.

        The following is a summary of the number of developmental and exploratory wells drilled on the Royalty Properties during the last three years:

	Year Ended December 31,
	2010			2011		2012
	Gross		Net	Gross	Net	Gross	Net
Developmental:
Oil wells	0		0	0	0	1	0.04
Natural gas wells	0	(1)	0	0	0	0	0
Non-productive	0		0	0	0	0	0

Exploratory:
Oil wells	0		0	0	0	0	0
Natural gas wells	0		0	0	0	0	0
Non-productive	0		0	0	0	0	0

Total	0		0	0	0	0	0

(1)
During 2010, there was also one workover of a well at South Timbalier 36/37.

Reserves

        The following is a summary of the 2012 Reserve Report of Delgoyer and MacNaughton, independent petroleum engineers, a copy of which has been attached as an exhibit to this Form 10-K. The 2012 Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its Royalty income. See Notes 2 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 20% of the Net Proceeds (which represents the Partnership's 80% interest in 25% of the Net Proceeds) for the immediately preceding Quarterly Period; prior to the sale by the Partnership of 20% of the Royalty, which was effective August 1, 2011, the Working Interest Owners would pay to the Partnership 25% of the Net Proceeds from the then immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Any funds conveyed to the Trust from the Trust's interest in the Royalty during the quarter ended December 31, 2012 would substantially represent the revenues and expenses from the Royalty Properties from August through October 2012. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2012 primarily represents financial and operating information with respect to the Royalty Properties for the months of November 2011 through October 2012. Thus, the 2012 Reserve Report was made as of October 31, 2012. The 2012 Reserve Report bases proved developed reserves on oil and gas prices based on a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2012. Proved reserve estimates do not include any value for probable or possible reserves that may exist, categories that SEC rules permit the Trust to disclose in its public reports.

        During September 2008, the platforms and wells associated with the Eugene Island 339 field were completely destroyed by Hurricane Ike. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells. None of the reserve studies prepared as of October 31, 2010 or October 31, 2011 included reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. The 2012 Reserve Report does include projected future reserves attributable to the well drilled by Arena during the fourth quarter of 2012 but does not include any capital expenditures for the redevelopment of Eugene Island 339. Each such reserve study, including the 2012 Reserve Report, does include the estimated total plugging and abandonment costs related to Eugene Island 339. Plugging and abandonment costs to the Royalty were estimated to be approximately $19.8 million for purposes of the 2012 Reserve Report. Approximately $19.76 million of such plugging and abandonment costs had been incurred through January 31, 2013.

        The 2012 Reserve Report notes that there were five productive Royalty Properties, which consist of Ship Shoal 182/183, South Timbalier 36, South Timbalier 37, Eugene Island 339 and Eugene Island 342. For a discussion of Royalty Properties, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Operations."

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data in the DeGolyer and MacNaughton study represent estimates only and should not be construed as being exact. The discounted present values shown by the DeGolyer and MacNaughton study should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. Estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2012, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve study. Because the 2012 Reserve Report is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        Estimated net proved reserves attributable to the interest in the net profits interest owned by the Partnership, for each of the three years in the period ended October 31, 2012, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2009(2)	137,464	868,505
Revisions of Previous Estimates	64,795	405,351
Production(3)	(22,189)	(57,418)

Reserves as of October 31, 2010(2)	180,070	1,216,438
Sales of Minerals in Place(4)	(25,112)	(128,271)
Revisions of Previous Estimates	(27,760)	(523,637)
Production(3)	(26,774)	(51,434)

Reserves as of October 31, 2011(2)	100,424	513,096
Revisions of Previous Estimates	46,606	193,170

Production(3)	(13,692)	(19,783)

Reserves as of October 31, 2012(2)	133,338	686,483

(1)
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

(4)
Represents sale of 20% of the Royalty.

        Information used in the preparation of the 2012 Reserve Report was obtained from Working Interest Owners. All of the reserve estimates are classified as proved developed reserves. There are no proved undeveloped reserves for the Royalty Properties subject to the report.

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

        While estimates of reserves attributable to the Royalty are shown in order to comply with requirements of the SEC, there is no precise method of allocating estimates of physical quantities of reserves to the Partnership and the Trust, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. Reserve quantities in the 2012 Reserve Report have been allocated based on a revenue formula and such quantities can be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Royalty Properties. Therefore, the estimates of reserves in the 2012 Reserve Report are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest. For a further discussion of reserves, reference is made to Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        The future net revenues contained in the 2012 Reserve Report do not take into account (i) any required deposits to the Special Cost Escrow account or (ii) the approximately $7.9 million, as of October 31, 2012, net to the entire Royalty, by which aggregate Production Costs for the Royalty Properties have exceeded the related Gross Proceeds for the Royalty Properties since November 2008. The $7.9 million amount reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island in the fourth quarter of 2012. The future net revenues contained in the 2012 Reserve Report have not been reduced for future costs and expenses of the Trust, which are expected to approximate $800,000 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors. Increased legal fees may occur in connection with, among other things, any borrowing or sales effected by the Trust or the Partnership in order to provide liquidity to the Trust.

        Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $14.5 million as of October 31, 2012. The present value of the total future net revenues attributable to the Partnership's interest in the Royalty, discounted at 10 percent, were estimated at $11.6 million as of October 31, 2012. Revenue values in the reserve study were estimated using the initial costs provided by Chevron and the unweighted average prices of $96.07 per barrel of oil and $2.77 per Mcf of natural gas. The future net revenue value was calculated by deducting operating expenses and capital costs from future gross revenue of the combined interests of the Partnership and the Working Interest Owners in the Royalty Properties. Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. The values were reduced by a trust overhead charge furnished by Chevron. Capital and abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2012. The future accrual or escrow amounts for the Royalty Properties were deducted from the future net revenue at the end of each quarter, as specified by Chevron.

        The 2012 Reserve Report is limited to proved reserves and therefore future capital expenditures for recovery of reserves not classified as proved by Delgoyer and MacNaughton are not included in the calculation of future net revenues nor are any capital expenditures for the redevelopment of Eugene Island 339. While it is anticipated that any such redevelopment costs relating to Eugene Island 339 will be incurred by Arena, to the extent any such costs are incurred by Chevron, such capital expenditures could have a significant effect on the actual future net revenues attributable to the Partnership's interest in the Royalty.

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

        The Managing General Partner of the Partnership has advised the Trust that, as of April 1, 2013, there had been no events subsequent to October 31, 2012 that have caused a significant change in the estimated proved reserves referred to in the 2012 Reserve Report.

Operations and Production

        Reference is made to the Section entitled "—Operations" under Item 7 of this Form 10-K for information concerning operations and production.

Distributions

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009. The Trust has not made a distribution since January 9, 2009. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. In addition, in October 2011, the Partnership sold 20% of the Royalty; thus, the Partnership will receive in the future only 80% of the Net Proceeds if and when there are sufficient Net Proceeds for distribution on the Royalty.

        While oil and gas production at Ship Shoal 182 and 183 and Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. While Chevron has taken steps to redevelop Eugene Island 339, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. In March 2013, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 was approximately $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As of October 31,

2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $7.9 million, net to the entire Royalty. Such amount reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in 2012. The excess development and production costs have decreased from $7.9 million to $6.9 million as of January 31, 2013, reflecting increased production from the Royalty Properties. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which development and production costs exceeded the related proceeds of production as of December 31, 2010. Production at one well at Eugene Island 339 has since been partially restored pursuant to the Arena Agreement and effective December 15, 2009, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena. As a result both Chevron and Arena are Working Interest Owners of Eugene Island 339. While neither Chevron nor the Trust bore the cost of any redevelopment under the terms of the Arena Agreement, Chevron and the Trust will, however, bear the proportionately reduced post-redevelopment costs incurred for each Eugene Island 339 Royalty Property. In addition, as a result of Chevron's assignment of 65% of its working interests in Eugene Island 338 and Eugene Island 339 to Arena pursuant to the Arena Agreement, the Royalty now only covers a 35% interest in Eugene Island 339, thereby reducing the proceeds available to the Trust from Eugene Island 339. Despite the costs saved under the Arena Agreement and limited production from Eugene Island 339, it is anticipated that there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and also "—Operations."

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

Gas Marketing

        During the years ended December 31, 2012, 2011 and 2010, 100% of Chevron's natural gas and natural gas liquids relative to the Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. Prices for natural gas paid by Chevron Natural Gas in fiscal 2012 ranged from $2.22 to $3.44 per Mcf.

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

Oil Marketing

        Crude oil purchases by Chevron accounted for approximately 100% of the total crude oil revenues from the Royalty Properties operated by Chevron during 2010, approximately 100% of the total crude oil revenues from the Royalty Properties operated by Chevron during 2011 and approximately 100% of the total crude oil revenues from the Royalty Properties operated by Chevron during 2012.

        Chevron purchases the crude oil at prices based on a market index for the applicable grade of crude oil, as adjusted for gravity and transportation charges, if applicable. Prices for crude oil paid by Chevron in fiscal 2012 ranged from $105.04 per barrel to $113.66 per barrel.

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

Regulation—General

        The production of oil and gas by the Working Interest Owners is affected by many state and federal regulations with respect to allowable rates of production, drilling permits, well spacing, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted. Sales of natural gas in interstate commerce for resale and the transportation of natural gas in interstate commerce are subject to regulation by the FERC under the Natural Gas Act of 1938, as amended (the "Natural Gas Act").

FERC Regulation

        In general, under the Natural Gas Act, the FERC regulates the transportation and sale for resale of natural gas in interstate commerce by pipelines. The FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts. As to these various developments, the Managing General Partner has advised the Trust that Working Interest Owners have advised that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

        Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines is subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be just and reasonable and may be derived in a number of ways including, but not limited to, the FERC's indexing methodology.

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

Climate Change

        A variety of regulatory developments, proposals or requirements have been introduced that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments is the Kyoto Protocol to the United Nations Framework Convention on Climate Change that became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently participating in the Protocol though the Protocol may impact oil and gas markets generally. In addition, Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions. There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an "air pollutant" under the federal Clean Air Act and, thus, subject to future regulation. The Environmental Protection Agency (the "EPA") is moving forward to regulate greenhouse gases. The EPA has issued an "Endangerment Finding" final rule, effective January 14, 2010, which states that current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards effective January 2, 2011 (the effect of which could reduce demand for motor fuels refined from crude oil). According to the EPA, the motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA issued regulations to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

        In addition, the EPA issued a "Mandatory Reporting of Greenhouse Gases" final rule effective December 20, 2009, which established a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually. In November 2010, the EPA published a final rule expanding this reporting rule to onshore and offshore petroleum and natural gas systems. Most recently, the EPA issued rules on April 17, 2012 that require so called green completions of hydraulically fractured natural gas wells by 2015.

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

Solid Waste

        The Working Interest Owners' operations may generate wastes that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes. Furthermore, it is possible that some wastes that are currently classified as nonhazardous, perhaps including wastes generated during drilling and production operations may in the future be designated as "hazardous wastes." Such changes in the regulations would result in more rigorous and costly disposal requirements that could result in increased operating expenses on the Royalty Properties.

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

The Trust continues to utilize its cash reserves to pay expenses, and there are not likely to be Net Proceeds distributed to the Trust for the foreseeable future to enable the Trust to pay expenses on a current basis. The Trustees have taken certain actions on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. The Trust has not received a distribution of Net Proceeds since December 2008, and there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. The Trust continues to utilize its cash reserves to pay expenses. As of December 31, 2012, those reserves were approximately $223,925, representing approximately 27% of the average annual expenses of the Trust during the three-year period ended December 31, 2012. It is anticipated that the existing cash reserves will be depleted during the second quarter of 2013.

        In March 2011, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale. In October 2011, the Partnership consummated the sale of 20% of the Royalty. The sale generated $1,600,000 in gross proceeds and occurred as part of a previously announced formal auction process for the Royalty. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust has used, and will continue to use, such net proceeds solely for the payment of expenses of the Trust. The Partnership has retained an 80% interest in the Royalty, and thus the Partnership will receive in the future only 80% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Royalty.

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initiated contact with RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to an Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. In addition, and pursuant to the Option Agreement, Chevron, as the Managing General partner of the Partnership, provided RNR Production with formal notice that the Partnership would be marketing additional Royalty interests and that RNR Production must exercise its option to purchase the additional Royalty within ten days of the receipt of such notice. RNR Production indicated that it was not interested in purchasing an additional part of the Royalty pursuant to the Option Agreement and RNR Production's right to purchase under the Option Agreement expired on December 31, 2012. Accordingly, the Trustees, by letter dated October 16, 2012, provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty; however, the Trust reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the

Royalty to RNR Production in 2011. In December 2012 following the due date for any bids for the purchase of the Royalty, the Trustees elected to delay any further action with respect to the proposed sale by the Partnership of the Royalty. Accordingly, the Trustees instructed Chevron to delay any further action regarding a potential sale and the Trustees are continuing to evaluate the alternatives available to the Trust. As a result, there can be no assurance that such a sale will be consummated, or that the terms, conditions and timing of any such sale will be acceptable to the Partnership. In addition, there is no assurance that the proceeds, if any, from any such sale will be sufficient to fund the continuing expenses of the Trust and the Trustees shall continue to evaluate all other options available for the Trust.

Production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. If development and production costs of the Royalty, which includes the costs associated with plugging and abandonment operations associated with Eugene Island 339, exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. While oil and natural gas production at Ship Shoal 182 and 183 was restored in 2009 and limited oil and natural gas production was restored at Eugene Island 339 in the fourth quarter of 2012, development activities may not generate sufficient additional revenue to repay such costs.

        In December 2009, Chevron entered into a participation agreement covering the redevelopment of Eugene Island 338 and 339. The redevelopment plan provided that three wells were to be drilled from a common open water location in Eugene Island 338 in the second quarter of 2010. The first well was drilled in 2010 but drilling activity was suspended in July 2010. Chevron and Arena revised and amended the participation agreement (as amended, the "Arena Agreement") in response to Notice to Lessees No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS," and the revised redevelopment plan provided for setting a platform at Eugene Island 338 and drilling wells into Eugene Island 338 and Eugene Island 339 from the platform. On August 4, 2012, Arena completed installation of the remaining topside decks of the structure and on August 16, 2012, Arena commenced mobilization of the H&P 100 platform rig components. On September 28, 2012, Arena spud the OCS-G 2318 Well No. K002 and production from this well was realized in the fourth quarter of 2012. Pursuant to the terms of the Arena Agreement, following completion of the well and the other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

        If Production Costs of the Royalty exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future Gross Proceeds exceed the total of the Production Costs plus accrued interest. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. As of October 31, 2012, Production Costs of the Royalty exceeded the Gross Proceeds from the Royalty Properties by approximately $7.9 million, net to the entire Royalty. Such amount reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in of 2012. The excess development and production costs have decreased from $7.9 million to $6.9 million as of January 31, 2013, reflecting increased production from the Royalty Properties. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which production costs exceeded the proceeds from production as of December 31, 2010; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty.

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

        Crude oil prices have been volatile the last several years and, in 2012, ranged from a high of approximately $109.39 to a low of approximately $77.72. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected.

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

Increased production and development costs for the Royalty could result in decreased or no Trust distribution.

        Production and development costs attributable to the Royalty are deducted in the calculation of the Trust's share of Net Proceeds. Production and development costs are impacted by increases in commodity prices both directly and indirectly, through commodity-price dependent costs such as electricity, and indirectly, as a result of demand-driven increases in costs of oilfield goods and services. Accordingly, higher or lower production and development costs, without concurrent increases in revenues, directly decrease or increase the amount receive by the Trust for the Royalty.

        In September 2008, Hurricane Ike completely destroyed the platforms and wells on Eugene Island 339. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. In December 2009, Chevron and Arena entered into the Arena Agreement, pursuant to which Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement, the effective date of the Arena Agreement. Consistent with the Conveyance and in accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Operations."

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

        EPA has determined that greenhouse gases present an endangerment to public health and the environment because, according to EPA, they contribute to global warming and climate change. As a result, EPA has begun to regulate certain large sources of greenhouse gases, adopted motor vehicle greenhouse gas standards (the effect of which could reduce demand for motor fuels refined from crude oil) and recently adopted rules that will require the so called green completion of hydraulically fractured natural gas wells. In addition, EPA has issues regulations requiring the reporting of greenhouse gas emissions from certain sources which include offshore oil and natural gas production facilities.

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

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation of production (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek a Suspension of Production, or "SOP", that, if approved by the regional supervisor of the Bureau of Ocean Energy Management ("BOEM"), allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Although Chevron successfully obtained a series of SOPs and, with the participation of Arena, obtained additional SOPs resulting in the restoration of limited production at Eugene Island 339, other Working Interest Owners have been unable to timely restore production or obtain an SOP and as a result, many of the leases covering the Royalty Properties have been terminated or expired thereby reducing the proceeds payable to the Trust.

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

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty to RNR Production, which generated $1,600,000 in gross proceeds and occurred as part of such formal auction process for the Royalty. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust has used and will continue to use such net proceeds solely for the payment of expenses of the Trust.

        The sale was made to RNR Production on October 27, 2011, though the assignment is effective as of August 1, 2011. Pursuant to an Option Agreement, the Partnership agreed with RNR Production that if the Partnership elected to sell, or market for sale, any portion of the Royalty on or prior to December 31, 2012, then RNR Production would have the option to acquire such percentage interests, up to an additional 5% of the entire Royalty, for a sales price equivalent to the product of $80,000 time the percentage interest acquired.

        Based on the continuing expenses of the Trust and the lack of any distributions and assurance as to the actual timing of any future distributions, on July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initiated contact with RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to an Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. In addition, and pursuant to the Option Agreement, Chevron, as the Managing General Partner of the Partnership, provided RNR Production with formal notice that the Partnership would be marketing additional Royalty interests and that RNR Production must exercise its option to purchase the additional Royalty within ten days of the receipt of such notice. RNR Production indicated that it was not interested in purchasing an additional part of the Royalty pursuant to the Option Agreement and its right to purchase under the Option Agreement expired on December 31, 2012. Accordingly, by letter dated October 16, 2012, the Trustees provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty; however, the Trust reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. In December 2012 following the due date for any bids for the purchase of the Royalty, the Trustees elected to delay any further action with respect to the proposed sale by the Partnership of the Royalty. Accordingly, the Trustees instructed Chevron to delay any further action regarding a potential sale and the Trustees are continuing to evaluate the alternatives available to the Trust. As a result, there can be no assurance that such a sale will be consummated, or that the terms, conditions and timing of any such sale will be acceptable to the Partnership. In addition, there is no assurance that the proceeds, if any, from any such sale will be sufficient to fund the continuing expenses of the Trust and the Trustees shall continue to evaluate all other options available for the Trust.

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

        The Net Proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to Unit holders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction. . Please see the section entitled "—Description of the Units—Federal Income Tax Matters" under Item 1 of this Form 10-K.

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

Item 1B.    Unresolved Staff Comments.

        There were no unresolved Securities and Exchange Commission comments as of December 31, 2012.

Item 2.    Properties.

        Reference is made to Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

        Currently, there are not any legal proceedings pending to which the Trust is a party. Additionally, based on information provided by the Working Interest Owners, the Corporate Trustee is not aware of any lawsuits relating to any Royalty Properties.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

        Effective January 3, 2011, the Units have been quoted on the OTCQB™ Marketplace, which is an electronic quotation service operated by Pink OTC Markets Inc. for securities traded over-the-counter. Prior to January 3, 2011, the Trust Units were traded on the Nasdaq Capital Market under the symbol "TELOZ". At March 27, 2013, the 4,751,510 Units outstanding were held by 1,665 Unit holders of record. The high and low bid quotations obtained from data available on the Yahoo! Finance website, and distributions for each quarter for the years ended December 31, 2012 and 2011 were as follows. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low	Distribution
2012:
Fourth	$1.14	$0.30	$.000000
Third	1.19	0.91	.000000
Second	1.20	0.97	.000000
First	1.19	0.84	.000000
2011:
Fourth	$1.38	$0.82	$.000000
Third	1.45	0.81	.000000
Second	1.85	1.10	.000000
First	2.13	1.19	.000000

        See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Operations" and "—Liquidity and Capital Resources" and Note 4 to Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Item 6.    Selected Financial Data.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Royalty income	$0	$0	$0	$0	$14,451,252
Distributable income	$0	$0	$0	$0	$13,298,654
Distributions per Unit	$0.000000	$0.000000	$0.000000	$0.000000	$2.798827
Total assets	$241,233	$964,425	$374,512	$1,290,266	$3,004,478

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operation.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 20% of the Net Proceeds (which represents the Partnership's 80% interest in 25% of the Net Proceeds) for the immediately preceding Quarterly Period; prior to the sale by the Partnership of 20% of the Royalty which was effective August 1, 2011, the Working Interest Owners would pay to the Partnership 25% of the Net Proceeds from the then immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended December 31, 2012 would substantially represent the revenues and expenses from the Royalty Properties from August through October 2012. The financial and operating information included in this Form 10-K for the

12 months ended December 31, 2012, 2011 and 2010 primarily represents financial and operating information with respect to the Royalty Properties for the months of November 2011 through October 2012, November 2010 through October 2011 and November 2009 through October 2010, respectively. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

New Accounting Pronouncements

        There were no accounting pronouncements issued during the year ended December 31, 2012 applicable to the Trust or its financial statements.

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

        The standardized measure of discounted future net cash flows is prepared using assumptions made pursuant to FASB and SEC guidelines. Such assumptions include using average fiscal-year oil and gas prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month reporting period) and year-end costs for estimated future production expenditures. Discounted future net cash flows are calculated using a 10% discount rate. Changes in any of these assumptions could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.

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

Liquidity and Capital Resources

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $14.5 million as of October 31, 2012. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. The Trust has not received a distribution of Net Proceeds since December 2008. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis, and the Trust may in the future not have sufficient cash flow to pay expenses on a current basis. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made.

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

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty to RNR Production. The sale generated $1,600,000 in gross proceeds and occurred as part of a formal auction process for the Royalty. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust has used and will continue to use such net proceeds solely for the payment of expenses of the Trust.

        The sale was made to RNR Production on October 27, 2011, though the assignment is effective as of August 1, 2011. Pursuant to an Option Agreement entered into at the time of the sale, the Partnership agreed with RNR Production that if the Partnership elected to sell, or market for sale, any portion of the Royalty on or prior to December 31, 2012, then RNR Production would have the option to acquire such percentage interests, up to an additional 5% of the entire Royalty, for a sales price equivalent to the product of $80,000 time the percentage interest acquired. RNR Production's right to purchase under the Option Agreement expired on December 31, 2012.

        In September 2012, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. Such suspended fees will be accrued as an expense of the Trust, but will not be paid currently.

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initiated contact with RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to an Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the

Royalty to RNR Production. In addition, and pursuant to the Option Agreement, Chevron, as the Managing General Partner of the Partnership, provided RNR Production with formal notice that the Partnership would be marketing additional Royalty interests and that RNR Production must exercise its option to purchase the additional Royalty within ten days of the receipt of such notice. RNR Production indicated that it was not interested in purchasing an additional part of the Royalty pursuant to the Option Agreement. Accordingly, the Trustees, by letter dated October 16, 2012, provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that will provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty; however, the Trust reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. In December 2012 following the due date for any bids for the purchase of the Royalty, the Trustees elected to delay any further action with respect to the proposed sale by the Partnership of the Royalty. Accordingly, the Trustees instructed Chevron to delay any further action regarding a potential sale and the Trustees are continuing to evaluate the alternatives available to the Trust.

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted and no distributions have been made to Unit holders since January 9, 2009. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including any remaining expenditures required to plug and abandon the wells on Eugene Island 339.

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. In December 2009, Chevron and Arena entered into the Arena Agreement, pursuant to which Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. See "—Operations" for a more detailed discussion of Eugene Island 339.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September 2009 for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182 and 183 were restored on October 8, 2009 following completion of such additional repairs. Production ceased at Ship Shoal 182/183 in late March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Such pipeline was repaired and Ship Shoal 182/183 was reopened on May 1, 2010 after a 36-day shut-in. In November 2010, the platform at Ship Shoal 182/183 was shut-in for tank replacement and production has slowly returned thereafter. Production was shut-in on multiple occasions during 2012 for various facility improvement projects during which time production was temporarily impacted. See "—Operations" for a more detailed discussion of Ship Shoal 182/183.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. The lease for West Cameron 643 expired in May 2010 and Chevron has been informed by Hilcorp that Hilcorp completed the plugging and abandoning of the wells at West Cameron 643 in October 2012. The lease for East Cameron 371 expired on March 31, 2010 and plugging and abandonment work remains to be completed. See "—Operations" for a more detailed discussion of West Cameron 643 and East Cameron 371.

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. In September 2012, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2013, Chevron informed the Trust that of the estimated $19.8 million of aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339, approximately $19.76 million had been incurred through January 31, 2013. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of October 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $7.9 million, net to the entire Royalty. Such amount reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in 2012. The excess development and production costs have decreased from $7.9 million to $6.9 million as of January 31, 2013, reflecting increased production from the Royalty Properties. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which production costs exceeded the proceeds from production; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations."

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

        The reserve amount at December 31, 2012 and 2011 was $223,925 and $944,917, respectively. As described herein, there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. Because of the lack of receipt of Net Proceeds, the Trust, prior to the sale of 20% of the Royalty by the Partnership, did not have sufficient cash flow to pay expenses on a current basis.

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

        The Trustees of the Trust have previously asked Chevron if it would be willing to advance funds to the Partnership against future payments to the Partnership on the Royalty, particularly in light of Chevron's withdrawal of $4,304,894 from the Special Cost Escrow account in the fourth quarter of 2010. Chevron declined to make any such advance of funds, though orally offered to the Corporate Trustee in December 2010 to buy the Royalty for $0. As discussed under "—Operational Review", in January 2010, the Trust engaged an independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust and such review is currently ongoing. The Corporate Trustee had requested Chevron to pay any adjustments resulting from such audit directly to the Partnership; however, Chevron instead credited any such adjustments against the Partnership's share of allocated expenses for the Royalty Properties. As a result, there will be no current payments to the Partnership resulting from such audit.

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

        In September 2012, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2013, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had not changed and approximately $19.76 million had been incurred through January 31, 2013.

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation of production (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek an SOP, that, if approved by the regional supervisor of the BOEM allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Although Chevron successfully obtained a series of SOPs and, with the participation of Arena, obtained additional SOPs resulting in the restoration of limited production at Eugene Island 339, other Working Interest Owners have been unable to timely restore production or obtain an SOP and as a result, many of the leases covering the Royalty Properties have been terminated or expired thereby reducing the proceeds payable to the Trust.

        On December 15, 2009, Chevron entered into the Arena Agreement with Arena to assist in the redevelopment as a farmout of portions of Eugene Island 338 and 339. Pursuant to the terms of the Arena Agreement, Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339. Chevron holds a 50% interest in Eugene Island 339, which interest is included in the 5500' and the 4500' sand units; 42.05% of all production from the 5500' sand unit is allocated to Eugene Island 339 and 38.50% of the gas production and 24.44% of the oil production from the 4500' sand unit is allocated to Eugene Island 339. Pursuant to the terms of the Conveyance, Chevron may enter into a farmout agreement whereby Chevron assigns any portion of its interest in the Royalty Properties free and clear of the Royalty, and the Royalty will be reduced in the same proportion as that in which the Royalty Property is reduced. Under the terms of the Conveyance, a "farmout agreement" is defined as an agreement with a third party requiring or permitting the performance of drilling or development operations on a Royalty Property, and for which all or substantially all of the consideration is the transfer of an interest in a Royalty Property. On August 4, 2012, Arena completed installation of the remaining topside decks of the structure and on August 16, 2012, Arena commenced mobilization of the H&P 100 platform rig components. On September 28, 2012, Arena spud the OCS-G 2318 Well No. K002 and production from this well was realized in the fourth quarter of 2012. Pursuant to the terms of the Arena Agreement, following completion of the well and the other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene

Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 51% of such revenues for the nine months ended September 30, 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 42% of such revenues for the nine months ended September 30, 2008. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September 2009 for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182 and 183 were restored on October 8, 2009 following completion of such additional repairs. Oil and gas production at Ship Shoal 182/183 ceased in March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Such oil pipeline was subsequently repaired and Ship Shoal 182/183 was reopened on May 1, 2010 after a 36-day shut-in. In November 2010, the platform at Ship Shoal 182/183 was shut-in for a scheduled tank replacement and production has slowly returned thereafter. Production was shut-in on multiple occasions during 2012 for various facility improvement projects during which time production was temporarily impacted.

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

        In January 2010, the Trust engaged the same independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Such audit review process is currently on-going and may result in certain adjustments to revenues, production volumes, prices and expenditures. As part of such process, Chevron agreed that $22,197 in adjustments were appropriate, which were credited in the first quarter of 2011. An additional $49,792 was credited in the fourth quarter of 2012. Chevron did not pay these amounts to the Partnership or the Trust, but credited such amounts against the Partnership's share of allocated expenses for the Royalty Properties. Chevron also agreed that $608,409 of expenses with respect to Eugene Island 339 in the first quarter of 2009 that were previously allocated to the Partnership should have been charged to Chevron. Credit for $287,594 of such amount was made in the second quarter of 2011, with the remaining $320,815 credited in the third quarter of 2011. No assurance can be provided as to the ultimate outcome of such audit review process.

Years 2012 and 2011

  Royalty Trust Comparison

        Royalty income was $0 in 2011 and 2012 because there were no positive Net Proceeds attributable to the Royalty Properties due to damages inflicted to the Royalty Properties by Hurricane Ike in September 2008.

        On October 27, 2011, but effective as of August 1, 2011, the Partnership consummated a sale to a third party of 20% of the Royalty for $1,600,000 in gross proceeds. The Trust received a distribution from the Partnership of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The proceeds have been, and will continue to be, used to pay for Trust expenses and to increase the reserve for future Trust expenses.

        General and administrative expenses for the Trust were $721,053 for 2012 compared to $894,113 for 2011. The decrease in expenses in 2011 is due, in part, to a reduction in fees payable to the Trustees, a reduction in auditor expenses and the increases expenses incurred in 2011 in connection with the sale of 20% of the Royalty.

        The reserve for future Trust expenses decreased approximately $720,000 to $223,925 as funds received from the sale of 20% of the Royalty were used to pay expenses.

        There was no distributable income for 2012 and therefore no distributions to unit holders.

        For 2012, the Trust had undistributed net loss of $1,950,561, representing the Trust's portion of the undistributed net loss of $9,752,807 associated with the Royalty Properties for 2012. The cumulative net loss for the Trust was $6.3 million as of December 31, 2012. For 2011, the Trust had undistributed net loss of $2,162,703, representing the Trust's portion of the undistributed net loss of $10,813,516 associated with the Royalty Properties for 2011. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

  Underlying Properties Comparison

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Natural gas revenues and gas products decreased approximately 47% from $871,255 in 2011 to $461,355 in 2012. Gas and gas products volumes decreased 20% from 190,528 Mcf equivalents in 2011 to 153,133 Mcf equivalents in 2012. The decrease in volumes is due primarily to the shut-ins for facility improvement projects at Ship Shoal 182/183 during the second and third quarter of 2012 despite the commencement of production at one well on Eugene Island 339 in the fourth quarter of 2012. The average price received for natural gas decreased approximately 34% from an average price of $4.33 per Mcf in 2011 to $2.86 per Mcf in 2012.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased 24% from $16,255,926 in 2011 to $12,421,116 in 2012, due primarily to decreased oil volumes. Oil volumes decreased 25% from 153,319 barrels in 2011 to 114,704 barrels in 2012. The decrease in volumes is due primarily to the shut-ins for facility improvement projects at Ship Shoal 182/183 during the second and third quarter of 2012. The average price received for crude oil and condensate increased 2% from $106.03 in 2011 to $108.29 in 2012.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners decreased 32% from $26,576,911 in 2011 to $18,122,373 in 2012, due primarily to a decrease in well and platform abandonment work being conducted at Eugene Island 339 in 2012 as compared to 2011. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $1,309,488 and $1,030,807 for 2011 and 2012, respectively.

        Capital expenditures paid by the Working Interest Owners increased 250% from $1,254,982 in 2011 to $4,386,209 in 2012. The higher amount of capital expenditures during 2012 relate primarily to the facility improvement projects at Ship Shoal 182/183. The capital expenditures during 2011 related primarily to tank and panel upgrades at Ship Shoal 182/183.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners, and it is described herein for information purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow Account, $0 and $1,579 in 2012 and 2011, respectively, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current Net Proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow Account to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow Account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty Properties as of October 31, 2012 was approximately $7.9 million, net to the entire Royalty; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds would otherwise be payable on the royalty. During 2012, there were no funds released from or escrowed into the Special Cost Escrow account. As of December 31, 2012, $1,000 remained in the Special Cost Escrow account.

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

Summary By Property

        Listed below is a summary of 2012 operations as compared to 2011 of the principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 crude oil revenues were $0 in 2011 and 2012. Crude oil production was 0 barrels in 2011 and 2012. Gas revenues were $0 in 2011 and 2012. Gas production was 0 Mcf in 2011 and 2012. Capital expenditures were $0 in 2011 to $(128,121) in 2012. Operating expenses decreased from $20,883,713 in 2011 to $12,769,859 in 2012 due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in 2012 as compared to 2011.

        Hurricane Ike completely destroyed the platforms and wells on Eugene Island 339 in 2009. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells. In December 2009, Chevron and Arena entered into the Arena Agreement, pursuant to which Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. See "—Operations."

Ship Shoal 182/183

        Ship Shoal 182/183 crude oil revenues decreased from $15,739,750 in 2011 to $11,932,591 in 2012, primarily due to a decrease in net crude oil production from 148,362 barrels in 2011 to 110,361barrels in 2012. The decrease in volumes was due to multiple shut ins for facility improvement projects during 2012. This decrease was partially offset by an increase in average crude oil prices received from $106.09 per barrel in 2011 to $108.13 per barrel in 2012. Gas revenues decreased from $691,093 in 2011 to $386,651 in 2012. Gas production decreased from 162,286 Mcf in 2011 to 135,600 Mcf in 2012 partially due to multiple shut ins for facility improvement projects during 2012 and normal fluctuations in productions. The average natural gas sales price decreased from $4.26 per Mcf in 2011 to $2.86 in 2012. Capital expenditures increased from a balance of $1,198,250 in 2011 to $4,495,014 in 2012 as a result of the costs associated with the facility improvement projects. Operating expenses decreased slightly from $4,342,447 in 2011 to $4,285,933 in 2012 primarily due to a routine wireline support expense project and workover expenses associated with the I-4 ST well in 2011.

        Production from Ship Shoal 182 and 183 ceased following damage inflicted by Hurricane Ike in September 2008. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third- party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. However, the pipeline was shut down in mid-September for additional repairs. Production sales for both oil and natural gas at Ship Shoal 182/183 were restored on October 8, 2009 following completion of such additional repairs. Oil and gas production at Ship Shoal 182/183 ceased in March 2010 due to a leak in the oil pipeline that services Ship Shoal 182/183. Such oil pipeline has since been repaired and Ship Shoal 182/183 was reopened on May 1, 2010 after a 36-day shut-in. In November 2010, the platform at Ship Shoal 182/183 was shut-in for a scheduled tank replacement and production has slowly returned thereafter. Production was shut-in on multiple occasions during 2012 for various facility improvement projects during which time production was temporarily impacted. See "—Operations."

South Timbalier 36/37

        South Timbalier 36/37 oil revenues decreased from $500,944 in 2011 to $488,525 in 2012 due to a decrease in crude oil production from 4,752 barrels in 2011 to 4,342 barrels in 2012. This decrease was partially offset by an increase in realized prices. The average crude oil price was $105.41 per barrel in 2011 compared to $112.52 per barrel in 2012. Gas revenues decreased from $48,073 in 2011 to $34,108 in 2012. There was an increase in natural gas volumes from 11,224 Mcf in 2011 to 11,405 Mcf in 2012. The average gas sales price realized was $4.28 per Mcf in 2011 and $2.99 per Mcf in 2012. Capital expenditures decreased from $56,730 in 2011 to $19,316 in 2012 due primarily to less drilling work that was conducted during 2012 compared to 2011. Operating expenses decreased from $41,263 in 2011 to $35,774 in 2012.

Eugene Island 342

        Eugene Island 342 oil revenues decreased from $15,232 in 2011 to $0 in 2012. There was 206 barrels in crude oil production in 2011 and 0 barrels in 2012. Gas revenues decreased from $40,297 in 2011 to $0 in 2012. Natural gas volumes were 6,647 Mcf in 2011 and 0 Mcf in 2012. There was no production in 2011 due to the field being shut in and all revenue mentioned above is due to a prior period accounting adjustment.

        Production from Eugene Island 342 ceased in the first quarter of 2011 because a third-party pipeline from the field was shut in due to a leak. Chevron has been informed by Apache Corporation, the operator of Eugene Island 342, that production resumed on July 26, 2012.

West Cameron 643

        Production from West Cameron 643 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The lease for West Cameron 643 expired on May 31, 2010. West Cameron 643 gas revenues were $0 in 2011 and in 2012, as there was no gas production during 2011 or 2012. Operating expenses decreased from $5,054,130 in 2011 to $0 in 2012 and are associated with abandonment costs at West Cameron 643. Capital expenditures were $0 in 2011 and 2012. The Net Proceeds with respect to Hilcorp'sownership of West Cameron 643 are calculated separately from the determination of Net Proceeds with respect to the other Royalty Properties. No further Net Proceeds are expected with respect to this property; and any excess Production Costs associated with this property are not expected to be taken into account with respect to the calculation of Net Proceeds with respect to the other Royalty Properties. See "—Operations."

East Cameron 371

        Production from East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to a third-party transporter's pipeline. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010. There were no gas revenues or oil revenues during 2011 or 2012, as there was no production during these time periods. The Net Proceeds with respect to ERT's ownership of East Cameron 371 are calculated separately from the determination of Net Proceeds with respect to the other Royalty Properties. No further Net Proceeds are expected with respect to this property; and any excess Production Costs associated with this property are not expected to be taken into account with respect to the calculation of Net Proceeds with respect to the other Royalty Properties. See "—Operations."

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

South Timbalier 36/37

        South Timbalier 36/37 oil revenues increased from $346,870 in 2010 to $500,944 in 2011 due to an increase in realized prices. The average crude oil price was $76.64 per barrel in 2010 compared to $105.41 per barrel in 2011.There was also an increase in crude oil production from 4,526 barrels in 2010 to 4,752 barrels in 2011. Gas revenues decreased from $48,391 in 2010 to $ 48,073 in 2011. There was an increase in natural gas volumes from 10,094 Mcf in 2010 to 11,224 Mcf in 2011. The average gas sales price realized was $4.79 per Mcf in 2010 and $4.28 per Mcf in 2011. Capital expenditures decreased from $78,759 in 2010 to $56,730 in 2011. Operating expenses increased $4,095 from $37,168 in 2010 to $41,263 in 2011.

Eugene Island 342

        The Eugene Island 342 Field was shut-in during part of 2011 because the third-party pipeline from the Field was shut down due to a leak.

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

	Royalty Properties Year Ended December 31,(1)
	2012	2011	2010
Crude oil and condensate (bbls)	114,704	153,319	168,985
Natural gas and gas products (Mcfe)	153,133	190,528	327,444
Crude oil and condensate average price, per bbl	$108.29	$106.03	$77.70
Natural gas average price, per Mcf (excluding gas products)	$2.86	$4.33	$5.05
Crude oil and condensate revenues	$12,421,116	$16,255,926	$13,130,251
Natural gas and gas products revenues	$461,355	$871,255	$1,756,145
Interest	(126,696)	(108,804)	(44,531)
Production expenses	(18,122,373)	(26,576,911)	(23,921,129)
Capital expenditures	(4,386,209)	(1,254,982)	(1,399,182)
Undistributed Net Loss (income)(2)	$9,752,807	$10,807,200	$6,154,398
Refund of/(Provision for) Special Cost Escrow	$—	$6,316	$4,324,048
Net Proceeds(4)	$—	$—	$—
Royalty interest	x20%	x20%	x25%
Partnership share	$—	$—	$—
Trust interest	x99.99%	x99.99%	x99.99%
Trust share of Royalty Income(3)	$—	$—	$—

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

Contractual Obligations

        As of December 31, 2012, the Trust had no obligations or commitments to make future contractual obligations except for annual administrative fees of $113,204 owed to the Trustees pursuant to the Trust Agreement. In September 2012, the Trustees unanimously determined to suspend payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. Such suspended fees will be accrued as an expense of the Trust, but will not be paid currently.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of
TEL Offshore Trust
Austin, Texas

        We have audited the accompanying statements of assets, liabilities and trust corpus—modified cash basis of TEL Offshore Trust (the "Trust") as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus—modified cash basis for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporate Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2012 and 2011, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2012, on the basis of accounting described in Note 3 to the financial statements.

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

/s/ Deloitte & Touche LLP
Austin, Texas
April 1, 2013

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$223,925	$944,917
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,250,347 and $28,248,147 at December 31, 2012 and 2011, respectively	17,308	19,508

Total assets	$241,233	$964,425

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	223,925	944,917
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2012 and 2011)	17,308	19,508

Total liabilities and Trust corpus	$241,233	$964,425

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2012	2011	2010
Royalty income	$—	$—	$—
Interest income	61	23	181
Proceeds from sale of overriding royalty interest	—	1,485,851	—

	61	1,485,874	181
General and administrative expenses	(721,053)	(894,113)	(911,245)
Decrease (Increase) in reserve for future Trust expenses	720,992	(591,761)	911,064

Distributable income	$—	$—	$—

Distributions per Unit (4,751,510 Units)	$0.000000	$0.000000	$0.000000

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2012	2011	2010
Trust corpus, beginning of year	$19,508	$22,495	$27,186
Distributable income	—	—	—
Distributions to Unit holders	—	—	—
Amortization of net overriding royalty interest	(2,200)	(2,987)	(4,691)

Trust corpus, end of year	$17,308	$19,508	$22,495

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2012, the reserve amount was $223,925;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $14.5 million (unaudited) as of October 31, 2012. Such future net revenues include projected reserves attributable to the well drilled by Arena during the fourth quarter of 2012 but do not include capital expenditures attributable to the redevelopment of to Eugene Island 339. However, such future net revenues do include the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Royalty as of October 31, 2012 relating thereto estimated to be approximately $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

(2) Net Overriding Royalty Interest

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty. The sale generated $1,600,000 in gross proceeds and occurred as part of a formal auction process for the Royalty. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust has used, and will continue to use such net proceeds solely for the payment of expenses of the Trust.

        The sale is governed by a letter agreement, pursuant to which the Partnership and RNR Production, Land and Cattle Company, Inc. (the "Purchaser") made various representations and warranties, with related indemnification obligations. In connection therewith, the Partnership and the Purchaser executed a Partial Assignment of Overriding Royalty Interests.

        The sale was made to the Purchaser on October 27, 2011, though the assignment of the 20% was effective as of August 1, 2011. Pursuant to an Option Agreement, the Partnership agreed with the Purchaser that if the Partnership elected to sell, or market for sale, any portion of the Royalty on or prior to December 31, 2012, the Purchaser would have the option to acquire such percentage interest, up to an additional 5% of the entire Royalty, for a sales price equivalent to the product of $80,000 times the percentage interest acquired.

        On July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initiated contact with the Purchaser to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to an Option Agreement entered into between the Partnership and the Purchaser in connection with the Partnership's previous sale of 20% of the Royalty to the Purchaser. In addition, and pursuant to the Option Agreement, Chevron, as the Managing General Partner of the Partnership, provided the Purchaser with formal notice that the Partnership would be marketing additional Royalty interests and that the Purchaser must exercise its option to purchase the additional Royalty within ten days of the receipt of such notice. The Purchaser indicated that it was not interested in purchasing an additional part of the Royalty pursuant to the Option Agreement and its right to purchase under the Option Agreement expired on December 31, 2012.

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

        As of October 9, 2001, Chevron Corporation merged with Texaco Inc. and the Royalty Properties owned by Texaco Exploration and Production Inc. ("TEPI") were assigned to Chevron U.S.A. Inc. ("Chevron") on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 100%, 100% and 100% of crude oil revenues from the Royalty Properties during 2012, 2011 and 2010, respectively. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during 2012, 2011 and 2010.

        The Trust's share of Royalty income was reduced by approximately $206,000, $305,000 and $293,010 in 2012, 2011 and 2010, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the year ended December 31, 2012 applicable to the Trust or its financial statements.

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

        While oil and gas production at Ship Shoal 182 and 183 and at Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. In September 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2013, Chevron informed the Trust that of the estimated $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of October 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $7.9 million, net to the entire Royalty ($6.3 million applicable to the Trust as of December 31, 2012). The $7.9 million amount (and the $6.3 million applicable to the Trust) reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in 2012. The excess development and production costs have decreased from $7.9 million to $6.9 million as of January 31, 2013, reflecting increased production from the Royalty Properties. As of December 31, 2011, aggregate development and production costs for the Royalty Properties since November 2008 exceeded the related proceeds of production from the Royalty Properties by approximately $5.9 million. As of December 31, 2010, aggregate development and production costs for the Royalty Properties since November 2008 exceeded the related proceeds of production from the Royalty Properties by approximately $3.5 million. In the

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unit Holders (Continued)

fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which development and production costs exceeded the related proceeds of production as of December 31, 2010; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty.

        For 2012, the Trust had undistributed net loss of $1,950,561, representing the Trust's portion of the aggregate undistributed net loss of $9,752,807 associated with the Royalty Properties for 2012. The cumulative net loss for the Trust was $6.3 million as of December 31, 2012. For 2011, the Trust had undistributed net loss of $2,162,703, representing the Trust's portion of the aggregate undistributed net loss of $10,813,516 associated with the Royalty Properties for 2011. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account, approximately $0, $1,579 and $7,946, for 2012, 2011 and 2010, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2012, 2011 and 2010, approximately $1,000 remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        In 2012 and 2011, there were no funds released from or deposited into the Special Cost Escrow account. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Special Cost Escrow Account (Continued)

account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty properties, as of October 31, 2012, was approximately $7.9 million, net to the entire Royalty; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the underlying conveyance of the royalty if, and when, net proceeds would otherwise be payable on the royalty. In 2009, there were no funds released from or deposited into the Special Cost Escrow account.

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

(6) Reserve For Future Trust Expenses

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During 2012, the Trust decreased its reserve by $720,992, to pay current expenses, resulting in a reserve balance of $223,925 as of December 31, 2012, or approximately 27% of the average annual expenses of the Trust during the three-year period ended December 31, 2012. During 2011, the Trust decreased its reserve (which then included $1,485,851 distributed by the Partnership resulting from the sale of 20% of the Royalty) by $894,113, to pay current expenses, resulting in a reserve balance of $944,917 as of December 31, 2011, or approximately 102% of the average annual expenses of the Trust during the three-year period ended December 31, 2011.

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

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty to RNR Production, which generated $1,600,000 in gross proceeds and occurred as part of such formal auction process for the Royalty. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust has used and will continue to use such net proceeds solely for the payment of expenses of the Trust.

        The sale was made to RNR Production on October 27, 2011, though the assignment is effective as of August 1, 2011. Pursuant to an Option Agreement, the Partnership agreed with RNR Production that if the Partnership elected to sell, or market for sale, any portion of the Royalty on or prior to December 31, 2012, then RNR Production would have the option to acquire such percentage interests, up to an additional 5% of the entire Royalty, for a sales price equivalent to the product of $80,000 time the percentage interest acquired.

        On July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initiated contact with RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to an Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. In addition, and pursuant to the Option Agreement, Chevron, as the Managing General Partner of the Partnership, provided RNR Production with formal notice that the Partnership would be marketing additional Royalty interests and that RNR Production must exercise its option to purchase the additional Royalty within ten days of the receipt of such notice. RNR Production indicated that it was not interested in purchasing an additional part of the Royalty pursuant to the Option Agreement and its right to purchase under the Option Agreement expired on December 31, 2012.

        In September 2012, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. Such suspended fees will be accrued as an expense of the Trust, but will not be paid currently.

        On October 16, 2012, the Trustees provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that will provide the

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Reserve For Future Trust Expenses (Continued)

Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty; however, the Trust reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. In December 2012 following the due date for any bids for the purchase of the Royalty, the Trustees elected to delay any further action with respect to the proposed sale by the Partnership of the Royalty. Accordingly, the Trustees instructed Chevron to delay any further action regarding a potential sale and the Trustees are continuing to evaluate the alternatives available to the Trust.

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

(9) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The reserve study prepared by DeGolyer and MacNaughton as of October 31, 2012 includes projected reserves attributable to the well drilled by Arena in the fourth quarter of 2012 but does not include any capital expenditures for the redevelopment of Eugene Island 339. The 2012 Reserve Report does include the then-estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Royalty relating thereto estimated to be approximately $19.8 million, of which approximately $19.76 million had been incurred through January 31, 2013. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2012, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

        Estimated net proved reserves attributable to the net profits interest owned by the Partnership, as of October 31, 2012, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2009(2)	137,464	868,505
Revisions of Previous Estimates	64,795	405,351
Production(3)	(22,189)	(57,418)

Reserves as of October 31, 2010(2)	180,070	1,216,438
Sales of Minerals in Place(4)	(25,112)	(128,271)
Revisions of Previous Estimates	(27,760)	(523,637)
Production(3)	(26,774)	(51,434)

Reserves as of October 31, 2011(2)	100,424	513,096
Revisions of Previous Estimates	46,606	193,170
Production(3)	(13,692)	(19,783)

Reserves as of October 31, 2012(2)	133,338	686,483

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

(4)
Represents sale of 20% of the Royalty.

        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas. Future cash inflows as of October 31, 2012, 2011 and 2010 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2012, 2011 and 2010) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (dollars in thousands):

	Twelve Months Ended October 31,
	2012	2011	2010
Future cash inflows	$24,417	$22,375	$28,670
Future production costs	(5,319)	(5,437)	(6,610)
Cost Escrow as of October 31	1	1	4,307
Future development costs	(4,545)	(5,449)	(6,542)

Future net cash flows	14,553	11,490	19,825
10% annual discount for estimated timing of cash flows	(2,952)	(2,953)	(4,799)

Standardized measure of discounted future net cash flows(1)	$11,601	$8,537	$15,026

(1)
No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

        The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (dollars in thousands):

	Twelve Months Ended October 31,
	2012	2011	2010
Beginning of year	$8,537	$15,026	$9,417
Sale of oil and gas produced, net of production costs	(1,075)	(2,695)	(2,018)
Sale of minerals in place	—	(2,134)	—
Net changes in prices and production costs	(431)	1,191	2,416
Changes in estimated future development costs, net	(720)	1,094	5,763
Revisions of previous quantity estimates	4,436	(5,147)	(1,494)
Accretion of discount	854	1,202	942

End of year	$11,601	$8,537	$15,026

        Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate unweighted arithmetic average sales prices (inclusive of adjustments for quality and location) in effect at October 31, 2012, 2011 and 2010 as follows:

	2012	2011	2010
Oil (per Bbl)	$94.36	$92.34	$79.05
Gas (per Mcf)	$2.87	$4.32	$4.60

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

September 2008. The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. In December 2009, Chevron and Arena entered into the Arena Agreement, pursuant to which Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

        The reserve volumes and revenue values attributable to the Partnership's royalty interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership's royalty interest and the retained interest of the Working Interest Owners in the Royalty Properties. Net reserves attributable to the Partnership's royalty interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the subject properties based on the ratio of the Partnership's interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership's royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership's royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership's royalty interest are located in the United States. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $14.5 million as of October 31, 2012 based on the reserve study of DeGolyer and MacNaughton.

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

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(10) Related Party Transactions (Continued)

        Crude oil sales to Chevron Corporation accounted for approximately 100%, 100% and 100% of crude oil revenues from the Royalty Properties during 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, 2011 and 2010, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

        The Trust's share of Royalty income was reduced by approximately $206,000, $305,000 and $293,000 in 2012, 2011 and 2010, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2012, 2011 and 2010.

(11) Subsequent Events

        The Trust has evaluated all significant subsequent events after the balance sheet date of December 31, 2012 through April 1, 2013. The Trust determined there were no subsequent events that should be disclosed in its financial statements.

(12) Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2012:
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

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2012, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chevron.

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

        The Corporate Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Corporate Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Corporate Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Corporate Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2012.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Corporate Trustee is not aware of any person having failed to file on a timely basis the reports required under Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Item 11.    Executive Compensation.

        During the year ended December 31, 2012, the Corporate Trustee received compensation from the Trust in an aggregate amount of $91,649. During the year ended December 31, 2012, each of the

Individual Trustees received compensation from the Trust in an aggregate amount of $38,105. The Trust does not have any executive officers.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of the Units as of March 25, 2012 by each person who, to the Trustees' knowledge, beneficially owns more than 5% of the outstanding Units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
RNR Production, Land and Cattle Company, Inc.(1)(2)	Units of Beneficial Interest	479,897	10.1%

(1)
Has a principal business address of 14531 Hwy 377 South, Forth Worth, TX 76126.

(2)
This information has been derived from a Schedule 13D/A filed with the SEC on March 15, 2013. Based on the information contained in the filing, RNR Production, Land and Cattle Company, Inc., Roy T. Rimmer, Jr. and Nancy Rimmer have shared voting power and dispositive power with respect to, and beneficially own, an aggregate of 479,897 Units.
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

        Crude oil sales to Chevron Corporation accounted for approximately 100%, 100% and 100% of crude oil revenues from the Royalty Properties during 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

        The Trust's share of Royalty income was reduced by approximately $206,000, $305,000 and $293,000 in 2012, 2011 and 2010, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty

Properties in 2012, 2011 and 2010. Chevron, as the Managing General Partner of the Partnership, was paid a management fee of $1,030,807 for 2012 by the Partnership.

Item 14.    Principal Accountant Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustees. The Trustees have appointed Deloitte & Touche, LLP and its affiliates (collectively "Deloitte") as the independent registered public accounting firm to audit the trust's financial statements for the fiscal year ending December 31, 2013. During fiscal 2012, Deloitte served as the Trust's independent registered public accounting firm and also provided certain tax services.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2012 and 2011 by Deloitte:

	2012	2011
Audit fees(1)	$150,000	$175,000
Audit-related fees	—	—
Tax fees(2)	8,000	8,000
All other fees	—	—

Total fees	$158,000	$183,000

(1)
Fees for audit services in 2012 and 2011 consisted of the audit of the Trust's annual financial statements and reviews of the Trust's quarterly financial statements.

(2)
Fees for tax services billed in 2012 and 2011 consisted of tax compliance services.

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

			SEC File or Registration Number	Exhibit Number
4(a)	*	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(a)
4(b)	*
		Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(b)
4(c)	*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(c)
4(d)	*	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(d)
4(e)	*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(e)

			SEC File or Registration Number	Exhibit Number
10(a)	*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	10(a)
10(b)	*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	000-06910	10(b)
10(c)	*
		Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	000-06910	10(c)
10(d)	*
		Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	000-06910	10(d)
10(e)	*	Letter Agreement, effective August 1, 2011, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc.(Exhibit 99.2 to Current Report on Form 8-K filed October 27, 2011)	000-06910	99.2
10(f)	*	Partial Assignment of Overriding Royalty Interests, effective August 1, 2011, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.3 to Current Report on Form 8-K filed October 27, 2011)	000-06910	99.3
10(g)	*	Option Agreement, dated as of October 27, 2011, by and between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.4 to Current Report on Form 8-K filed October 27, 2011)	000-06910	99.4
31.1		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Reserve Study of DeGolyer & MacNaughton

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2013.

TEL OFFSHORE TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Signature		Date

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich, Vice President & Trust Officer	April 1, 2013
INDIVIDUAL TRUSTEES
	/s/ GARY C. EVANS Gary C. Evans, Individual Trustee	April 1, 2013
	/s/ THOMAS H. OWEN, JR. Thomas H. Owen, Jr., Individual Trustee	April 1, 2013
	/s/ JEFFREY S. SWANSON Jeffrey S. Swanson, Individual Trustee	April 1, 2013

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