Form 10-Q
period 2013-03-31
TEL OFFSHORE TRUST
filed 2013-05-15
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of May 13, 2013, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (this "Form 10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and elsewhere herein regarding the financial position, production and reserve growth, and other plans and objectives are forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "could," "may," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions about future events. Although Chevron USA, Inc., the Managing General Partner of the TEL Offshore Trust Partnership, has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations are disclosed in the risk factors discussed in Item 1A of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 10-K") and such other factors as may be set forth from time to time in the Trust's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Managing General Partner or the Trust or persons acting on behalf of the Managing General Partner or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements. (Unaudited)

TEL OFFSHORE TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$47,565	$223,925
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,251,445 and $28,250,347, respectively	16,210	17,308

Total assets	$63,775	$241,233

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	47,565	223,925
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	16,210	17,308

Total liabilities and Trust corpus	$63,775	$241,233

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended March 31,
	2013	2012
Royalty income	$—	$—
Interest income	5	23

	5	23
Decrease in reserve for future Trust expenses	176,360	165,663
General and administrative expenses	(176,365)	(165,686)

Distributable income	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

	Three Months Ended March 31,
	2013	2012
Trust corpus, beginning of period	$17,308	$19,508
Distributable income	—	—
Distribution payable to Unit holders	—	—
Amortization of net overriding royalty interest	(1,098)	(734)

Trust corpus, end of period	$16,210	$18,774

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At March 31, 2013 and December 31, 2012, respectively, the reserve amount was $47,565 and $223,925;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $14.5 million (unaudited) as of October 31, 2012. Such future net revenues include projected reserves attributable to the well drilled by Arena Offshore, LP, ("Arena") during the fourth quarter of 2012 but do not include capital expenditures attributable to the redevelopment of to Eugene Island 339. However, such future net revenues do include the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Royalty as of October 31, 2012 relating thereto estimated to be approximately $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(1) Trust Organization (Continued)

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

(2) Basis of Accounting and Going Concern

        The accompanying unaudited financial information has been prepared by the Corporate Trustee. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America ("GAAP"). The Corporate Trustee and the Individual Trustees believe that the information furnished reflects all adjustments that are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2012.

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(2) Basis of Accounting and Going Concern (Continued)

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

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds (as defined below in Note 3) for the immediately preceding Quarterly Period. As discussed in Note 3—Net Overriding Royalty Interest, on October 27, 2011, but effective as of August 1, 2011, the Partnership sold 20% of the Royalty to a third party; as a result, on the last business day of each calendar quarter after August 1, 2011, the Working Interest Owners are to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended March 31, 2013 would substantially represent the revenues and expenses from the Royalty Properties from November 2012 through January 2013. Similarly, any cash conveyed to the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(2) Basis of Accounting and Going Concern (Continued)

Trust from the Royalty during the quarter ended March 31, 2012 would substantially represent the revenues and expenses from the Royalty Properties from November 2011 through January 2012. However, there was no cash conveyed to the Trust from the Royalty Properties from either November 2012 through January 2013 or November 2011 through January 2012. The financial and operating information included in this Form 10-Q for the three months ended March 31, 2013 and March 31, 2012 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November, December and January. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

        Impairment of Investment in Overriding Royalty Interest—The Trust reviews overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three months ended March 31, 2013.

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(2) Basis of Accounting and Going Concern (Continued)

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

        Recent Accounting Pronouncements—There were no accounting pronouncements issued during the three months ended March 31, 2013, applicable to the Trust or its condensed financial statements.

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

        The sale was made to RNR Production on October 27, 2011, though the assignment of the 20% was effective as of August 1, 2011. Pursuant to an Option Agreement, the Partnership agreed with RNR Production that if the Partnership elected to sell, or market for sale, any portion of the Royalty on or prior to December 31, 2012, RNR Production would have the option to acquire such percentage interest, up to an additional 5% of the entire Royalty, for a sales price equivalent to the product of $80,000 times the percentage interest acquired.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(3) Net Overriding Royalty Interest (Continued)

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

        As of October 9, 2001, Chevron Corporation merged with Texaco Inc. and the Royalty Properties owned by Texaco Exploration and Production Inc. ("TEPI") were assigned to Chevron U.S.A. Inc. ("Chevron") on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for 100% of crude oil revenues from the Royalty Properties for the three months ended March 31, 2013 and March 31, 2012. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties for the three months ended March 31, 2013 and March 31, 2012.

        The Trust's share of Royalty income was reduced by approximately $39,722 and $69,908, respectively, for each of the three months ended March 31, 2013 and March 31, 2012, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

        While oil and gas production at Ship Shoal 182 and 183 and at Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. In September 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2013, Chevron informed the Trust that of the estimated $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of October 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unit Holders (Continued)

exceeded the related proceeds of production from the Royalty Properties by approximately $7.9 million, net to the entire Royalty ($6.3 million applicable to the Trust as of December 31, 2012). The $7.9 million amount (and the $6.3 million applicable to the Trust) reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in 2012. The excess development and production costs have decreased from $7.9 million to $6.9 million (or $5.5 million, net to the Trust's remaining 20% royalty interest) as of January 31, 2013, reflecting increased production from the Royalty Properties and the benefit of an audit adjustment of Eugene Island 339.

        For the three months ended March 31, 2013, the Trust had undistributed net income of $740,770 representing the Trust's portion of the aggregate undistributed net income of $3,703,850. Included within the aggregate undistributed net income is an audit adjustment of Eugene Island 339 which resulted in additional proceeds of $1,869,919 ($373,984 net to the Trust). This brings the Trust's share of the accumulated undistributed net loss to $5,552,557, representing the Trust's portion of the aggregate undistributed net loss associated with the Royalty Properties through the period ended March 31, 2013. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of March 31, 2013, approximately $1,000 remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(5) Special Cost Escrow Account (Continued)

Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        During the first quarter of 2013 and during 2012, there were no funds released from or deposited into the Special Cost Escrow account.

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

(6) Reserve For Future Trust Expenses

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the first quarter of 2013, the Trust decreased its reserve by $176,360, to pay current expenses, resulting in a reserve balance of $47,565 as of March 31, 2013, or approximately 6% of the average annual expenses of the Trust during the three-year period ended March 31, 2013. As of December 31, 2012, the reserve was $223,925 or 27% of the average annual expenses during the three year period ended December 31, 2012.

        There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Absent the receipt of Net Proceeds or other actions being taken, it is anticipated that by the end of the second quarter of 2013, the Trust will not have sufficient funds to pay the liabilities of the Trust. As such, the Trustees may take certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        Pursuant to the terms of the Trust Agreement, the Trustees are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(6) Reserve For Future Trust Expenses (Continued)

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(6) Reserve For Future Trust Expenses (Continued)

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. Such suspended fees will be accrued as an expense of the Trust, but will not be paid currently.

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

(9) Subsequent Events

        On April 9, 2013, the Trust issued a press release announcing that there would be no trust distribution for the first quarter of 2013 for Trust unitholders of record on March 31, 2013.

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $14.5 million as of October 31, 2012. However, as discussed below, as a result of damage inflicted by Hurricane Ike in 2008, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. The Trust has not received a distribution of Net Proceeds since December 2008. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis, and the Trust may in the future not have sufficient cash flow to pay expenses on a current basis. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made.

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

        In addition, pursuant to the terms of the Trust Agreement, the Trustees, on behalf of the Trust, are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full.

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

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. Such suspended fees will be accrued as an expense of the Trust, but will not be paid currently.

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

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. In December 2009, Chevron entered into a participation agreement with Arena to assist in the redevelopment as a farmout of portions of Eugene Island 338 and 339. The redevelopment plan provided that three wells were to be drilled from a common open water location in Eugene Island 338 in the second quarter of 2010. The first well was drilled in 2010 but drilling activity was suspended in July 2010. Chevron and Arena revised and amended the participation agreement (as amended, the "Arena Agreement") in response to Notice to Lessees No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS," and the revised redevelopment plan provided for setting a platform at Eugene Island 338 and drilling wells into Eugene Island 338 and Eugene Island 339 from the platform. Pursuant to the terms of the Arena Agreement, Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. See "—Operations" for a more detailed discussion of Eugene Island 339.

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

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the

Royalty Properties. Chevron reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. In September 2012, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2013, Chevron informed the Trust that of the estimated $19.8 million of aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339, approximately $19.76 million had been incurred through January 31, 2013. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of October 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $7.9 million, net to the entire Royalty. Such amount reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in 2012. The excess development and production costs have decreased from $7.9 million to $6.9 million (or $5.5 million, net to the Trust's remaining 20% royalty interest) as of January 31, 2013, reflecting increased production from the Royalty Properties and the benefit of the audit adjustment for Eugene Island 339.

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

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the three months ended March 31, 2013, the Trust decreased its reserve by $176,360, to pay current expenses, resulting in a reserve balance of $47,565 as of March 31, 2013, or approximately 6% of the average annual expenses of the Trust during the three-year period ended March 31, 2013. As of December 31, 2012, the reserve was $223,925 or 27% of the average annual expenses during the three year period ended December 31, 2012.

        As discussed under "—Operations," in January 2010, the Trust engaged an independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust and such review is currently ongoing. The Corporate Trustee had requested Chevron to pay any adjustments resulting from such audit directly to the Partnership; however, Chevron instead credited any such adjustments against the Partnership's share of allocated expenses for the Royalty Properties. As a result, there will be no current payments to the Partnership resulting from such audit.

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

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2012 future net revenues attributable to the Trust's royalty interests were estimated at $14.5 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2012 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 49% of the future net revenues from the Royalty Properties are expected to be received by the Trust by October 31, 2014. The reserve study does include projected reserves attributable to the well drilled by Arena during the fourth quarter of 2012 on Eugene Island 339 but does not include any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339. In September 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2013, Chevron informed the Trust that of the estimated $19.8 million, approximately $19.76 million of which had been incurred through January 31, 2013. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2013, there were no funds released or escrowed from the Special Cost Escrow account. As of March 31, 2013, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow Account to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow Account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty Properties as of January 31, 2013 was approximately $6.9 million, net to the entire Royalty (or $5.5 million, net to the Trust's remaining 20% royalty interest); however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds would otherwise be payable on the royalty. During 2012, there were no funds released from or escrowed into the Special Cost Escrow account. As of March 31, 2013, $1,000 remained in the Special Cost Escrow account.

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

Three Months Ended March 31, 2013 and 2012

  Royalty Trust Comparison

        Royalty income was $0 for the three months ended March 31, 2013 and 2012. Gross proceeds for the underlying Royalty Properties exceeded development and protection costs for the months of November and December 2012 and January 2013 by $3,703,850, or $740,770 attributable to the Trust. However, the Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the quarter ended March 31, 2013. In comparison, there were no positive Net Proceeds attributable to the Royalty Properties for the production period attributable to the first quarter of 2012.

        General and administrative expenses for the Trust were $176,365 for the three months ended March 31, 2013 compared to $165,686 for the three months ended March 31, 2012. The increase is due to the timing of the recording of expenses.

        The reserve for future Trust expenses decreased $176,360 from December 31, 2012 to March 31, 2013 due to payments for Trust expenses.

        There was no distributable income for each of the three months ended March 31, 2013 and March 31, 2012 and therefore no distributions to unit holders.

        For the three months ended March 31, 2013, the Trust had undistributed net income of $740,770, representing the Trust's portion of the undistributed net income of $3,703,850 associated with the Royalty Properties for the three months ended March 31, 2013. The net income for the Royalty Properties reflects the benefit of an audit adjustment of Eugene Island 339, which resulted in additional proceeds of $1,869,919 ($373,984 net to the Trust) for the three months ended March 31, 2013, as well as prior period adjustments for Eugene Island 342. The cumulative undistributed net loss for the Trust was $5,552,557 as of March 31, 2013. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

        Ship Shoal 182/183 crude oil revenues decreased from $3,803,944 in the first quarter of 2012 to $2,821,975 in the first quarter of 2013, due to a decrease in net crude oil production from 34,429 barrels in the first quarter of 2012 to 27,112 barrels in the first quarter of 2013. The decrease in volumes was due to multiple shut ins for facility improvement projects during the first quarter 2013. There was also a decrease in the average crude oil price received from $110.49 per barrel in the first quarter of 2012 to $104.09 per barrel for the same period in 2013. Gas revenues decreased from $153,138 in the first quarter of 2012 to $14,476 in the first quarter of 2013, due to a decrease in gas production from 44,867 Mcf in the first quarter of 2012 to 3,479 Mcf in the first quarter of 2013 also as a result of the shut ins during the first quarter of 2013. The average gas revenue price received increased from $3.41 per Mcf in the first quarter of 2012 to $4.16 per Mcf for the same period in 2013. Capital expenditures decreased from $305,543 in the first quarter of 2012 to $162,195 in the first quarter of 2013. Operating expenses increased from $840,940 in the first quarter of 2012 to $901,198 for the same period in 2013.

        Eugene Island 339 net crude oil revenues were $0 in the first quarter of 2012 and $852,014 in the first quarter 2013. There was suspended drilling activity and, therefore, no production in the first quarter of 2012. Net crude oil production was 19,958 barrels in the first quarter of 2013. The first quarter 2013 revenues and production include and reflect the benefit of an audit adjustment of Eugene Island 339. While limited production at one well on Eugene Island 339 commenced in December 2012, no actual proceeds or revenues were received from Eugene Island 339 for the months of November and December 2012 and January 2013. Gas revenues were $0 in the first quarter 2012 and, including the results of the audit adjustment, $1,884,307 in the first quarter 2013. There was no gas production and thus no revenues in the first quarter of 2012 also a result of the suspended drilling. As a result of the audit adjustment, gas production was 162,885 Mcf in the first quarter 2013. Capital expenditures were $7,532 in the first quarter of 2012 and $0 in the first quarter of 2013. Operating expenses decreased from $6,364,905 in the first quarter of 2012 to $277,231 in the first quarter of 2013 due primarily to decreased well and platform abandonment costs in the first quarter of 2013 as compared to the first quarter of 2012.

        South Timbalier 36/37 crude oil revenues decreased from $144,124 in the first quarter of 2012 to $106,214 for the same period in 2013 due primarily to a decrease in oil production volumes, and a decrease in average price received. There was a decrease in crude oil production volumes to 995 barrels in the first quarter of 2013 from 1,269 barrels in the first quarter of 2012. The average crude oil price received decreased from $113.56 per barrel in the first quarter of 2012 to $106.72 per barrel in the first quarter of 2013. Gas revenues decreased from $11,931 in the first quarter 2012 to $8,490 in the first quarter of 2013 due to a decrease in gas production and a decrease in the average natural gas price received. There was a decrease in natural gas volumes from 3,149 Mcf in the first quarter of 2012 to 2,485 Mcf in the first quarter of 2013. The average natural gas price received decreased from $3.79 per Mcf in the first quarter of 2012 to $3.42 per Mcf in the first quarter of 2013.

Capital expenditures decreased from $8,907 in the first quarter of 2012 to $3,814 in the first quarter of 2013. The costs in the first quarter 2013 were primarily associated with the facility improvements. Operating expenses increased from $7,135 in the first quarter of 2012 to $14,486 in the first quarter of 2013 due to workover repairs conducted in during the first quarter 2013.

        Production from Eugene Island 342 ceased in the first quarter of 2011 because a third-party pipeline from the field was shut in due to a leak. Although production resumed in July 2012, Chevron has been informed by Apache Corporation, the operator of Eugene Island 342, that production has again ceased due to leaks in the third-party pipeline. While there was no actual production of oil or gas from Eugene Island in the first quarter of 2013, as a result of a prior period adjustment, net crude oil revenues for the first quarter of 2013 were $72,530 compared to $0 in the prior year period. As a result of the adjustment, net crude oil production was 1,776 barrels in the first quarter of 2013 while there was no crude oil production in the first quarter of 2012. Gas revenues were $0 in the first quarter of 2012 while gas revenues of $14,993 were recorded in the first quarter of 2013 as a result of the prior period adjustment. There was no gas production in the first quarter of 2012 but as a result of the adjustment, gas production of 3,377 Mcf were recorded in the first quarter of 2013. There were no capital or operating expenses recorded in the first quarter of 2012 and 2013.

        Including the results of the audit adjustment for Eugene Island 339 and prior period adjustment for Eugene Island 342, crude oil and condensate revenues decreased $95,335, or 2%, to $3,852,733 in the first quarter of 2013 from $3,948,068 in the first quarter of 2012. Oil volumes during the first quarter of 2013 increased 39% to 49,840 barrels, compared to 35,698 barrels of oil produced in the first quarter of 2012. The increase in volumes is due primarily to the audit adjustment for Eugene Island 339 and, to a lesser extent, the adjustment for Eugene Island 342. The average price received for crude oil and condensate production decreased 5.8%, or $6.42, to $104.18 per barrel in the first quarter of 2013 from $110.60 per barrel in the first quarter of 2012, excluding the impact of the adjustments for Eugene Island 339 and Eugene Island 342.

        Including the results of the audit adjustment for Eugene Island 339 and the prior period adjustment for Eugene Island 342, gas revenues increased $1,757,196, or 1064%, to $1,922,265 in the first quarter of 2013 from $165,069 in the first quarter of 2012. Gas volumes during the first quarter of 2013 increased 258% to 172,227 Mcf, compared to 48,016 Mcf produced in the first quarter of 2012. The increase in volumes is due primarily to the audit adjustment for Eugene Island 339 and, to a lesser extent, the adjustment for Eugene Island 342. The average price received for natural gas production was $3.85 per Mcf in the first quarter of 2013 compared to $3.44 per Mcf in the first quarter of 2012, excluding the impact from the adjustments for Eugene Island 339 and Eugene Island 342. As a result of the adjustments, gas products revenue decreased $531,905, or 2908%, to $(513,614) in the first quarter of 2013 from $18,291 in the first quarter of 2012. Gas products volumes during the first quarter of 2013 decreased 2464% to (348,234) gallons, compared to 14,727 gallons in the first quarter of 2012, also as a result of the adjustments.

        Capital expenditures decreased by $140,908, or 84%, from $306,917 in the first quarter of 2012 to $166,009 in the first quarter of 2013. The higher amount of capital expenditures during the first quarter of 2012 relate primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183.

        Production expenses decreased by $6,170,996, or 81%, from $7,562,520 in the first quarter of 2012 to $1,391,524 in the first quarter of 2013. The decrease in operating expenses is due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in the first quarter of 2013 as compared to the first quarter of 2012.

        The Royalty Properties had undistributed net income of $3,703,850 in the first quarter of 2013 compared to net loss of 3,787,055 for the first quarter of 2012 due primarily to the audit adjustments for Eugene Island 339 and Eugene Island 342.

        In the first quarter of 2013, there were no funds released from or escrowed into the Special Cost Escrow account. As of March 31, 2013, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

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

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation of production (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek a Suspension of Production, or "SOP," that, if approved by the regional supervisor of the BOEM allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Although Chevron successfully obtained a series of SOPs and, with the participation of Arena, obtained additional SOPs resulting in the restoration of limited production at Eugene Island 339, other Working Interest Owners have been unable to timely restore production or obtain an SOP and as a result, many of the leases covering the Royalty Properties have been terminated or expired thereby reducing the proceeds payable to the Trust.

        On December 15, 2009, Chevron entered into the Arena Agreement with Arena to assist in the redevelopment as a farmout of portions of Eugene Island 338 and 339. Pursuant to the terms of the Arena Agreement, Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339. Chevron holds a 50% interest in Eugene Island 339, which interest is included in the 5500' and the 4500' sand units; 42.05% of all production from the 5500' sand unit is allocated to Eugene Island 339 and 38.50% of the gas production and 24.44% of the oil production from the 4500' sand unit is allocated to Eugene Island 339. Pursuant to the terms of the Conveyance, Chevron may enter into a farmout agreement whereby Chevron assigns any portion of its interest in the Royalty Properties free and clear of the Royalty, and the Royalty will be reduced in the same proportion as that in which the Royalty Property is reduced. Under the terms of the Conveyance, a "farmout agreement" is defined as an agreement with a third party requiring or permitting the performance of drilling or development operations on a Royalty Property, and for which all or substantially all of the consideration is the transfer of an interest in a Royalty Property. On August 4, 2012, Arena completed installation of the remaining topside decks of the structure and on August 16, 2012, Arena commenced mobilization of the H&P 100 platform rig components. On September 28, 2012, Arena spud the OCS-G 2318 Well No. K002 and production from this well was realized in the fourth quarter of 2012. Pursuant to the terms of the Arena Agreement, following completion of the well and the other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. Chevron has informed the Trust that Arena has also completed a second well pursuant to the Arena Agreement and production has commenced from the second well. A third well is expected to be completed by Arena in the second quarter of 2013. Chevron has indicated that upon the drilling and completion of this third farmout well, Arena will have no further obligations under the Arena Agreement with respect to the redevelopment of Eugene Island 338 and Eugene Island 339.

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

        Production from Eugene Island 342 ceased in the first quarter of 2011 because a third-party pipeline from the field was shut in due to a leak. While production resumed in July 2012, Chevron has been informed by the operator of Eugene Island 342 that production has again ceased due to leaks in the third-party pipeline.

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

Overview of Production, Prices and Royalty Income

        The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners' calculations of the Net Proceeds and Royalties paid to the Trust during the periods indicated. The following includes the effect of the audit adjustment of Eugene Island 339 and the prior period adjustment for Eugene Island 342. Net Proceeds due to the

Trust are calculated for each three month period commencing on the first day of February, May, August and November.

	Royalty Properties Three Months Ended March 31,(1)
	2013	2012
Crude oil and condensate (bbls)	49,840	35,698
Natural gas and gas products (Mcfe)	114,188	50,120
Crude oil and condensate average price, per bbl	$77.30 (2)	$110.60
Natural gas average price, per Mcf (excluding gas products)	$11.16 (3)	$3.44
Crude oil and condensate revenues	$3,852,733	$3,948,068
Natural gas and gas products revenues	1,408,651	183,360
Production expenses	(1,391,524)	(7,562,520)
Capital expenditures	(166,009)	(306,917)
Interest		(49,046)
Undistributed net loss (income)(4)	(3,703,850)	3,787,055
Refund of (provision for) Special Cost Escrow	—	—

Net Proceeds	—	—
Royalty interest	x20%	x20%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income(5)	$—	$—

(1)
Amounts are based on production for the three-month period ended January 31 of each year, respectively, and include the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price was $104.18 per barrel.

(3)
Excluding the adjustments, the average price was $3.85 per Mcf.

(4)
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

Critical Accounting Policies

        Basis of Accounting.    The Trust's condensed financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than GAAP. This method of accounting is consistent with reporting of taxable income to the Trust unitholders. The most significant differences between the Trust's condensed financial statements and those prepared in accordance with GAAP are:

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

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended March 31, 2013 applicable to the Trust or its condensed financial statements.

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

        As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Michael J. Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the Managing General Partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustees rely upon the Working Interest Owners and Managing General Partner for information regarding the Royalty Properties" in the 2012 Form 10-K for a description of certain risks relating to these arrangements and reliance on and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

        Changes in Internal Control Over Financial Reporting.    During the three months ended March 31, 2013, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2012.

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

TEL OFFSHORE TRUST
By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Date: May 15, 2013

        The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1. Condensed Financial Statements. (Unaudited)
TEL OFFSHORE TRUST CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
TEL OFFSHORE TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS
  Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES