Form 10-Q
period 2013-06-30
TEL OFFSHORE TRUST
filed 2013-08-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

        As of August 13, 2013, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

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

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements. (Unaudited)

TEL OFFSHORE TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (DEFICIT)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$255,830	$223,925
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,251,926 and $28,250,347, respectively	15,729	17,308

Total assets	$271,559	$241,233

Liabilities and Trust Corpus (Deficit)
Note payable	$300,000	$—
Distribution payable to Unit holders	—	—
Reserve for future Trust expenses	—	223,925
Trust corpus (deficit) (4,751,510 Units of beneficial interest authorized and outstanding)	(28,441)	17,308

Total liabilities and Trust corpus (deficit)	$271,559	$241,233

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Royalty income	$—	$—	$—	$—
Interest income	2	18	7	41

	2	18	7	41
Decrease in reserve for future Trust expenses	47,565	323,221	223,925	488,884
Proceeds from note used for Trust expenses	44,170	—	44,170	—
General and administrative expenses	(91,737)	(323,239)	(268,102)	(488,925)

Distributable income	$—	$—	$—	$—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (DEFICIT)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$16,210	$18,774	$17,308	$19,508
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Proceeds from note used for Trust expenses	(44,170)	—	(44,170)	—
Amortization of net overriding royalty interest	(481)	(341)	(1,579)	(1,075)

Trust corpus (deficit), end of period	$(28,441)	$18,433	$(28,441)	$18,433

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At June 30, 2013 and December 31, 2012, respectively, the reserve amount was $0 and $223,925;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $14.5 million (unaudited) as of October 31, 2012. Such future net revenues include projected reserves attributable to the well drilled by Arena Offshore, LP, ("Arena") during the fourth quarter of 2012 but do not include capital expenditures attributable to the redevelopment of to Eugene Island 339. However, such future net revenues do include the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Royalty as of October 31, 2012 relating thereto estimated to be approximately $19.8 million, approximately $19.76 million of which had been incurred through April 30, 2013. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

        Modified Cash Basis of Accounting—The condensed financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, liabilities, Trust corpus (deficit), earnings and distributions, as follows:

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

  (e)
  Amortization of the investment in overriding royalty interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus (deficit) and does not affect distributable income; and

  (f)
  Proceeds from loans used to pay for Trust expenses is charged directly to Trust corpus (deficit).

        This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The condensed financial statements of the Trust differ from condensed financial statements prepared in accordance with GAAP, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the net overriding royalty interest, calculated on a units-of-production basis, is charged directly to Trust corpus (deficit) since such amount does not affect distributable income. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

        The Trustees, including the Corporate Trustee, have no authority over, have not evaluated and make no statement concerning, the internal control over financial reporting of any of the Working Interest Owners.

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds (as defined below in Note 3) for the immediately preceding Quarterly Period. As discussed in Note 3—Net Overriding Royalty Interest, on October 27, 2011, but effective as of August 1, 2011, the Partnership sold 20% of the Royalty to a third party; as a result, on the last business day of each calendar quarter after August 1, 2011, the Working Interest Owners are to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended June 30, 2013 would substantially represent the revenues and expenses from the Royalty Properties from February 2013 through April 2013. Similarly, any cash conveyed to the Trust from the Royalty during the quarter ended June 30, 2012 would substantially represent the revenues

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(2) Basis of Accounting and Going Concern (Continued)

and expenses from the Royalty Properties from February 2012 through April 2012. However, there was no cash conveyed to the Trust from the Royalty Properties from either February 2013 through April 2013 or February 2012 through April 2012. The financial and operating information included in this Form 10-Q for the three months ended June 30, 2013 and June 30, 2012 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of February, March and April. Similarly, financial and operating information with respect to the Royalty Properties for the six months ended June 30, 2013 and June 30, 2012 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November through April. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

        Amortization of Overriding Royalty Interest—The Trust amortizes the investment in overriding royalty interest using the units-of-production method. The Trust's rate of recording amortization is dependent upon the estimates of total proved reserves, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which the Trust records amortization expense would increase, reducing Trust corpus (deficit). Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to produce from higher cost fields. The Trust is unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic and operational conditions.

        Impairment of Investment in Overriding Royalty Interest—The Trust reviews overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three or six months ended June 30, 2013.

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

        Recent Accounting Pronouncements—There were no accounting pronouncements issued during the three months ended June 30, 2013, applicable to the Trust or its condensed financial statements.

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

(3) Net Overriding Royalty Interest

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale of 20% of the Royalty. The sale generated $1,600,000 in gross proceeds and occurred as part of a formal auction process for the Royalty. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust used such net proceeds solely for the payment of expenses of the Trust.

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(3) Net Overriding Royalty Interest (Continued)

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 11, 2012, the Trustees provided written notice to Chevron U.S.A. Inc. ("Chevron") that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initially contacted RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to the Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. After RNR Production indicated that it was not interested in purchasing an additional part of the Royalty pursuant to the Option Agreement, the Trustees, by letter dated October 16, 2012, provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty; however, the Trust reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. In December 2012 following the due date for any bids for the purchase of the Royalty, the Trustees elected to delay any further action with respect to the proposed sale by the Partnership of the Royalty.

        On July 12, 2013, the Trustees again provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees instructed Chevron to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron has recommended marketing for sale by the Partnership, the entire Royalty; however, the Trust has reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron expects to engage EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. At this time Chevron is proceeding with the procedures for a sale by the Partnership of a portion of the Royalty; however, there can be no assurance that such a sale of interests in the Royalty will be consummated, or as to the terms, conditions and timing of such a sale of interests in the Royalty.

        Following the October 2011 sale to RNR Production described above and prior to any further sale by the Partnership of any interest in the Royalty, the Royalty currently entitles the Trust to its share (99.99%) of 80% of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(3) Net Overriding Royalty Interest (Continued)

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

        The Trust's share of Royalty income was reduced by approximately $32,173 and $39,435, respectively, for each of the three months ended June 30, 2013 and June 30, 2012, and approximately $71,895 and $109,343, respectively, for each of the six months ended June 30, 2013 and June 30, 2012, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

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

        While oil and gas production at Ship Shoal 182 and 183 and at Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. In September 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2013, Chevron informed the Trust that of the estimated $19.8 million, approximately $19.76 million of which had been incurred through April 30, 2013. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of October 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $7.9 million, net to the entire Royalty ($6.3 million applicable to the Trust as of December 31, 2012). The $7.9 million amount (and the $6.3 million applicable to the Trust) reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in 2012. The excess development and production costs have decreased from $7.9 million to $6.4 million (or $5.2 million, net to the Trust's remaining 20% royalty interest) as of April 30, 2013, reflecting increased production from the Royalty Properties and the benefit of a working interest audit adjustment of Eugene Island 339 during the first quarter of 2013.

        For the three months ended June 30, 2013, the Trust had undistributed net income of $398,753 representing the Trust's portion of the aggregate undistributed net income of $1,993,763 associated with the Royalty Properties. For the six months ended June 30, 2013, the Trust had undistributed net income of $1,139,523 representing the Trust's portion of the aggregate undistributed net income of $5,697,613 associated with the Royalty Properties. Included within the aggregate undistributed net income associated with the Royalty Properties for the first six months of 2013 is a working interest audit adjustment associated with the Royalty Properties for Eugene Island 339 which resulted in additional proceeds of $1,869,919 ($373,984 net to the Trust). This brings the Trust's share of the accumulated undistributed net loss to $5,153,804, representing the Trust's portion of the aggregate undistributed net loss associated with the Royalty Properties through the period ended June 30, 2013. Undistributed net

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unit Holders (Continued)

loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

        In May 2013, the Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee, made a loan of $300,000 to the Trust to enable the Corporate Trustee to pay administrative expenses. See Note 9 for additional information regarding the loan and the restrictions on distributions as a result of such loan.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of June 30, 2013, approximately $1,000 remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        During the first six months of 2013 and during 2012, there were no funds released from or deposited into the Special Cost Escrow account.

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

(6) Reserve For Future Trust Expenses

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the second quarter of 2013, the Trust decreased its reserve by $47,565, to pay a portion of the current expenses, resulting in a reserve balance of $0 as of June 30, 2013. The remaining Trust expenses have been paid for through the partial use of loan proceeds. The use of loan proceeds has reduced the Trust Corpus to a deficit of $28,441 as of June 30, 2013. As of December 31, 2012, the reserve was $223,925 or 27% of the average annual expenses during the three year period ended December 31, 2012.

        There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. During the second quarter of 2013, the Trust did not have sufficient funds to pay the liabilities of the Trust. As such, the Trustees took certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        Pursuant to the terms of the Trust Agreement, the Trustees are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. As discussed in Note 9, the Trustees borrowed funds from which a portion of the proceeds were used to pay for Trust expenses.

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

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initially contacted RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to the Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. After RNR Production indicated that it was not interested in purchasing an additional part of the Royalty pursuant to the Option Agreement, the Trustees, by letter dated October 16, 2012, provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty; however, the Trust reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. In December 2012 following the due date for any bids for the purchase of the Royalty, the Trustees elected to delay any further action with respect to the proposed sale by the Partnership of the Royalty.

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

        On July 12, 2013, the Trustees again provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees instructed Chevron to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron has recommended marketing for sale by the Partnership, the entire Royalty; however, the Trust has reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron expects to engage EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. At this time Chevron is proceeding with the procedures for a sale by the Partnership of a portion of the Royalty; however, there can be no assurance that such a sale of interests in the Royalty will be consummated, or as to the terms, conditions and timing of such a sale of interests in the Royalty.

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

(9) Note Payable

        On May 23, 2013, the Trust executed a demand promissory note (the "Note") for $300,000 payable to The Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee, serving as lender. The Note evidences an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The Note is due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by The Bank of New York Mellon, N.A. or (ii) May 23, 2014. The Note accrues interest at a rate per annum equal to one-half percent (0.5%). Proceeds from the Note have been, and will continue to be, used solely for the payment of expenses of the Trust and no distributions

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(9) Note Payable (Continued)

will be made to the Unitholders until the Note has been repaid in full. During the second quarter of 2013, $44,170 of the proceeds from the Note were used to pay for Trust expenses.

(10) Subsequent Events

        On June 28, 2013, the Trust issued a press release announcing that there would be no trust distribution for the second quarter of 2013 for Trust unitholders of record on June 28, 2013.

        On July 12, 2013, the Trustees provided written notice to Chevron, as Managing General Partner of the Partnership, instructing Chevron to sell a portion of the Royalty to provide funds to the Trust to pay its liabilities. See Notes 3 and 6 for additional information.

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

        In addition, pursuant to the terms of the Trust Agreement, the Trustees, on behalf of the Trust, are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. Accordingly, on May 23, 2013, the Trust executed a promissory note (the "Note") for $300,000 payable to the Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee, serving as lender. The Note evidences an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The Note is due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by The Bank of New York Mellon, N.A. or (ii) May 23, 2014. The Note accrues interest at a rate per annum equal to one-half percent (0.5%). Proceeds from the Note have been, and will continue to be, used solely for the payment of expenses of the Trust. Pursuant to the Trust Agreement, no distributions will be made to the Unitholders until the Note has been repaid in full. During the second quarter of 2013, $44,170 of the proceeds from the Note were used to pay for Trust expenses.

        On March 11, 2011, the Trustees provided written notice to Chevron U.S.A. Inc. ("Chevron") that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $2,000,000 from the proceeds of such sale.

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

        On July 11, 2012, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees initially contacted RNR Production to determine its interest in purchasing the additional five percent (5%) of the Royalty pursuant to the Option Agreement entered into between the Partnership and RNR Production in connection with the Partnership's previous sale of 20% of the Royalty to RNR Production. After RNR Production indicated that it was not interested in purchasing an additional part of the Royalty pursuant to the Option Agreement, the Trustees, by letter dated October 16, 2012, provided written notice to Chevron to proceed with an alternative sale process to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron marketed for sale by the Partnership the entire Royalty; however, the Trust reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. In December 2012 following the due date for any bids for the purchase of the Royalty, the Trustees elected to delay any further action with respect to the proposed sale by the Partnership of the Royalty.

        On July 12, 2013, the Trustees again provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. The Trustees instructed Chevron to sell such portion, and only such portion, of the Royalty that would provide the Trust with a current distribution equal to $1,000,000 from the proceeds of such sale. Based on a recommendation from Chevron, as the Managing General Partner of the Partnership, Chevron has recommended marketing for sale by the Partnership, the entire Royalty; however, the Trust has reserved the right to sell only a portion of the Royalty. Also based on a recommendation from Chevron, Chevron expects to engage EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the Partnership's sale of a portion of the Royalty to RNR Production in 2011. At this time Chevron is proceeding with the procedures for a sale by the Partnership of a portion of the Royalty;

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

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through April 30, 2013. In December 2009, Chevron entered into a participation agreement with Arena to assist in the redevelopment as a farmout of portions of Eugene Island 338 and 339. The redevelopment plan provided that three wells were to be drilled from a common open water location in Eugene Island 338 in the second quarter of 2010. The first well was drilled in 2010 but drilling activity was suspended in July 2010. Chevron and Arena revised and amended the participation agreement (as amended, the "Arena Agreement") in response to Notice to Lessees No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS," and the revised redevelopment plan provided for setting a platform at Eugene Island 338 and drilling wells into Eugene Island 338 and Eugene Island 339 from the platform. Pursuant to the terms of the Arena Agreement, Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. See "—Operations" for a more detailed discussion of Eugene Island 339.

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

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. In September 2012, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In June 2013, Chevron informed the Trust that of the estimated $19.8 million of aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339, approximately $19.76 million had been incurred through April 30, 2013. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of October 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $7.9 million, net to the entire Royalty. Such amount reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in 2012. The excess development and production costs have decreased from $7.9 million to $6.4 million (or $5.2 million, net to the Trust's remaining 20% royalty interest) as of April 30, 2013, reflecting increased production from the Royalty Properties and the benefit of the working interest audit adjustment for Eugene Island 339 during the first quarter of 2013.

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

        The Trust generally maintains a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the three months ended June 30, 2013, the Trust decreased its reserve by $47,565, to pay current expenses, resulting in a reserve balance of $0 as of June 30, 2013. As of December 31, 2012, the reserve was $223,925 or 27% of the average annual expenses during the three year period ended December 31, 2012.

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

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2012 future net revenues attributable to the Trust's royalty interests were estimated at $14.5 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2012 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 49% of the future net revenues from the Royalty Properties are expected to be received by the Trust by October 31, 2014. The reserve study does include projected reserves attributable to the well drilled by Arena during the fourth quarter of 2012 on Eugene Island 339 but does not include any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339. In September 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In June 2013, Chevron informed the Trust that of the estimated $19.8 million, approximately $19.76 million of which had been incurred through April 30, 2013. Because the Trust will terminate in the event estimated future net revenues fall below $2.0 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2013, there were no funds released or escrowed from the Special Cost Escrow account. As of June 30, 2013, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow Account to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow Account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty Properties as of April 30, 2013 was approximately $6.4 million, net to the entire Royalty (or $5.2 million, net to the Trust's remaining 20% royalty interest); however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds would otherwise be payable on the royalty. During 2012, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2013, $1,000 remained in the Special Cost Escrow account.

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

Three Months Ended June 30, 2013 and 2012

  Royalty Trust Comparison

        Royalty income was $0 for the three months ended June 30, 2013 and 2012. Gross proceeds for the underlying Royalty Properties exceeded development and protection costs for the months of February, March and April 2013 by $1,993,763, or $398,753 attributable to the Trust. However, the Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the quarter ended June 30, 2013. In comparison, there were no positive Net Proceeds attributable to the Royalty Properties for the production period attributable to the second quarter of 2012.

        General and administrative expenses for the Trust were $91,737 for the three months ended June 30, 2013 compared to $323,239 for the three months ended June 30, 2012. The decrease is due to cost reduction measures taken by the Trustees to minimize expenses of the Trust and due to the timing of the recording of expenses.

        The reserve for future Trust expenses decreased $47,565 from March 31, 2013 to June 30, 2013 due to payments for a portion of Trust expenses. The Trust used $44,170 of proceeds from the Note to pay for the remaining Trust expenses during the three months ended June 30, 2013.

        There was no distributable income for each of the three months ended June 30, 2013 and June 30, 2012 and therefore no distributions to unit holders.

        For the three months ended June 30, 2013, the Trust had undistributed net income of $398,753, representing the Trust's portion of the aggregate undistributed net income of $1,993,763 associated with the Royalty Properties. Included within the aggregate undistributed net income associated with the Royalty Properties are revenues for the months of December 2012 and January 2013 from a new well at Eugene Island 339 and the benefit of a prior period adjustment for Eugene Island 342. The cumulative undistributed net loss for the Trust was $5,153,804 as of June 30, 2013. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

        Ship Shoal 182/183 crude oil revenues increased from $1,879,116 in the second quarter of 2012 to $2,515,589 in the second quarter of 2013, due to an increase in net crude oil production from 16,578 barrels in the second quarter of 2012 to 22,788 barrels in the second quarter of 2013. The increase in volumes was due to multiple shut ins for facility improvement projects during the second quarter 2012. The increase in volumes was partially offset by a decrease in the average crude oil price received from $113.35 per barrel in the second quarter of 2012 to $110.39 per barrel for the same period in 2013. Gas revenues increased from $41,265 in the second quarter of 2012 to $43,125 in the second quarter of 2013, due to an increase in the average gas revenue price received from $2.41 per Mcf in the second quarter of 2012 to $3.85 per Mcf for the same period in 2013. This increase was partially offset by a decrease in gas production from 17,137 Mcf in the second quarter of 2012 to 11,199 Mcf in the second quarter of 2013 as a result of the shut ins during the second quarter of 2013. Capital expenditures decreased from $1,338,059 in the second quarter of 2012 to $73,407 in the second quarter of 2013. Operating expenses increased from $1,475,898 in the second quarter of 2012 to $1,488,626 for the same period in 2013.

        Eugene Island 339 net crude oil revenues were $0 in the second quarter of 2012 and $1,029,665 in the second quarter 2013. There was suspended drilling activity and, therefore, no production in the second quarter of 2012. Net crude oil production was 9,427 barrels in the second quarter of 2013. While limited production at one well on Eugene Island 339 commenced in December 2012 and a second well in March 2013, no actual proceeds or revenues were received from Eugene Island 339 until February 2013, and the proceeds reflected for the current quarter also includes the production from December 2012 and January 2013. Gas revenues were $0 in the second quarter 2012 and $19,677 in the second quarter 2013. There was no gas production and thus no revenues in the second quarter of 2012 also a result of the suspended drilling. Gas production was 6,091 Mcf in the second quarter 2013, which also includes the production in December 2012 and January 2013. Capital expenditures were $0 in the second quarter of 2012 and $(41,507) in the second quarter of 2013. Operating expenses decreased from $1,677,756 in the second quarter of 2012 to $20,274 in the second quarter of 2013 due primarily to decreased well and platform abandonment costs in the second quarter of 2013 as compared to the second quarter of 2012.

        South Timbalier 36/37 crude oil revenues decreased from $133,844 in the second quarter of 2012 to $109,539 for the same period in 2013 due primarily to a decrease in oil production volumes, and a decrease in average price received. There was a decrease in crude oil production volumes to 979 barrels in the second quarter of 2013 from 1,132 barrels in the second quarter of 2012. The average crude oil price received decreased from $118.27 per barrel in the second quarter of 2012 to $111.85 per barrel in the second quarter of 2013. Gas revenues decreased from $8,451 in the second quarter 2012 to $8,319 in the second quarter of 2013 due to a decrease in gas production. There was a decrease in natural gas volumes from 3,023 Mcf in the second quarter of 2012 to 2,388 Mcf in the second quarter of 2013. This decrease was partially offset by an increase in the average natural gas price received from $2.80 per Mcf in the second quarter of 2012 to $3.48 per Mcf in the second quarter of 2013. Capital expenditures increased from $3,490 in the second quarter of 2012 to $42,202 in the second quarter of 2013. The costs in the second quarter 2013 were primarily associated with the facility improvements. Operating expenses increased from $7,337 in the second quarter of 2012 to $20,778 in the second quarter of 2013 due to workover repairs conducted in during the second quarter 2013.

        Production from Eugene Island 342 ceased in the first quarter of 2011 because a third party pipeline from the field was shut in due to a leak. Although production resumed in July 2012, Chevron has been informed by Apache Corporation, the operator of Eugene Island 342, that production has again ceased due to leaks in the third party pipeline. Net crude oil revenues were $0 and net crude oil production were 0 barrels in the second quarter 2013 and 2012. While there was no actual production of oil or gas from Eugene Island 342 in the second quarter of 2013, as a result of a prior period adjustment associated with Eugene Island 342, gas revenues of $8,937 were recorded in the second quarter of 2013 as compared to $0 in the second quarter of 2012. There was no gas production in the second quarter of 2012 but as a result of the prior period adjustment, gas production of 1,481 Mcf was recorded in the second quarter of 2013. There were no capital or operating expenses recorded in the first quarter of 2012 and 2013.

        Crude oil and condensate revenues increased $1,641,833, or 82%, to $3,654,793 in the second quarter of 2013 from $2,012,960 in the second quarter of 2012. Oil volumes during the second quarter of 2013 increased 88% to 33,195 barrels, compared to 17,710 barrels of oil produced in the second quarter of 2012. The increase in volumes is due primarily to the commencement of production of two wells at Eugene Island 339 and increased production at Ship Shoal 182/183 during the second quarter of 2013. The average price received for crude oil and condensate production decreased 3.2%, or $3.56, to $110.10 per barrel in the second quarter of 2013 from $113.66 per barrel in the second quarter of 2012.

        Including the benefit of production during December 2012 and January 2013 for Eugene Island 339 and the prior period adjustment for Eugene Island 342, gas revenues increased $30,342, or 61%, to $80,058 in the second quarter of 2013 from $49,716 in the second quarter of 2012. Gas volumes during the second quarter of 2013 increased 5% to 21,159 Mcf, compared to 20,159 Mcf produced in the second quarter of 2012. The increase in volumes is due primarily to the commencement of production of two wells at Eugene Island 339 and increased production at Ship Shoal 182/183 during the second quarter of 2013. The average price received for natural gas production was $3.69 per Mcf in the second quarter of 2013 compared to $2.47 per Mcf in the second quarter of 2012, excluding the impact from the prior period audit adjustments for Eugene Island 342. Including the benefit of production during December 2012 and January 2013 at Eugene Island 339 and the prior period adjustment for Eugene Island 342, gas products revenue increased $16,313, or 225%, to $23,557 in the second quarter of 2013 from $7,244 in the second quarter of 2012. Gas products volumes during the second quarter of 2013 increased 425% to 24,573 gallons, compared to 7,571 gallons in the second quarter of 2012, including the benefit of the above described adjustments.

        Capital expenditures decreased by $1,267,446, or 95%, from $1,341,549 in the second quarter of 2012 to $74,103 in the second quarter of 2013. The higher amount of capital expenditures during the second quarter of 2012 relate primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183.

        Production expenses decreased by $1,667,622, or 50%, from $3,358,165 in the second quarter of 2012 to $1,690,543 in the second quarter of 2013. The decrease in operating expenses is due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in the second quarter of 2013 as compared to the second quarter of 2012.

        The Royalty Properties had undistributed net income of $1,993,763 in the second quarter of 2013 compared to net loss of $2,659,642 for the second quarter of 2012 due primarily to the increase in revenue and decrease in abandonment expenses at Eugene Island 339 and decrease in capital expenses at Ship Shoal.

        In the second quarter of 2013, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2013, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

Six Months Ended June 30, 2013 and 2012

  Royalty Trust Comparison

        Royalty income was $0 for the six months ended June 30, 2013 and 2012. Gross proceeds for the underlying Royalty Properties exceeded development and protection costs for the months November 2012 through April 2013 by $5,697,613, or $1,139,523 attributable to the Trust. However, the Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the six months ended June 30, 2013. In comparison, there were no positive Net Proceeds attributable to the Royalty Properties for the production period attributable to the first six months of 2012.

        General and administrative expenses for the Trust were $268,102 for the six months ended June 30, 2013 compared to $488,925 for the six months ended June 30, 2012. The decrease is due to cost reduction measures taken by the Trustees to minimize expenses of the Trust and due to the timing of the recording of expenses.

        The reserve for future Trust expenses decreased $223,925 from December 31, 2012 to June 30, 2013 due to payments for a portion of Trust expenses. The Trust used $44,170 of proceeds from the Note to pay for the remaining Trust expenses during the six months ended June 30, 2013.

        There was no distributable income for each of the six months ended June 30, 2013 and June 30, 2012 and therefore no distributions to unit holders.

        For the six months ended June 30, 2013, the Trust had undistributed net income of $1,139,523, representing the Trust's portion of the undistributed net income of $5,697,613 associated with the Royalty Properties for the six months ended June 30, 2013. Included within the aggregate undistributed net income associated with the Royalty Properties is a working interest audit adjustment associated with the Royalty Properties for Eugene Island 339 which resulted in additional proceeds of $1,869,919 ($373,984 net to the Trust). The cumulative undistributed net loss for the Trust was $5,153,804 as of June 30, 2013. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

        Ship Shoal 182/183 crude oil revenues decreased from $5,683,060 in the first six months of 2012 to $5,337,565 in the first six months of 2013, due to a decrease in net crude oil production from 51,007 barrels in the first six months of 2012 to 49,900 barrels in the first six months of 2013. The decrease in volumes was due to multiple shut ins for facility improvement projects during the first quarter 2013. There was also a decrease in the average crude oil price received from $111.42 per barrel in the first six months of 2012 to $106.97 per barrel for the same period in 2013. Gas revenues decreased from $194,403 in the first six months of 2012 to $57,601 in the first six months of 2013, due to a decrease in gas production from 62,004 Mcf in the first six months of 2012 to 14,678 Mcf in the first six months of 2013 also as a result of the shut ins during the first quarter of 2013. The average gas revenue price received increased from $3.14 per Mcf in the first six months of 2012 to $3.92 per Mcf for the same period in 2013. Capital expenditures decreased from $1,643,602 in the first six months of 2012 to $235,602 in the first six months of 2013. Operating expenses increased from $2,316,838 in the first six months of 2012 to $2,389,824 for the same period in 2013.

        Eugene Island 339 net crude oil revenues were $0 in the first six months of 2012 and $1,881,678, including a working interest audit adjustment of $852,014, in the first six months of 2013. There was suspended drilling activity and, therefore, no production in the first six months of 2012. Net crude oil production was 29,385 barrels in the first six months of 2013, including a working interest audit adjustment of 19,958 barrels . The first six months 2013 revenues and production include and reflect the benefit of a working interest audit adjustment of Eugene Island 339. Limited production at one well on Eugene Island 339 commenced in December 2012 and a second well in March 2013 and each are included in the results for the first six months of 2013. Gas revenues were $0 in the first six months of 2012 and, $1,903,984 in the first six months of 2013, including the results of the working interest audit adjustment of $1,884,307. There was no gas production and thus no revenues in the first six months of 2012 also a result of the suspended drilling. Gas production was 168,976 Mcf in the first six months of 2013, including the effect of the working interest audit adjustment of 162,885 Mcf. Capital expenditures were $7,532 in the first six months of 2012 and $(41,507) in the first six months of 2013. Operating expenses decreased from $8,042,661in the first six months of 2012 to $297,505 in the first six months of 2013 due primarily to decreased well and platform abandonment costs in the first six months of 2013 as compared to the first six months of 2012.

        South Timbalier 36/37 crude oil revenues decreased from $277,968 in the first six months of 2012 to $215,753 for the same period in 2013 due primarily to a decrease in oil production volumes, and a decrease in average price received. There was a decrease in crude oil production volumes to 1,975 barrels in the first six months of 2013 from 2,401 barrels in the first six months of 2012. The average crude oil price received decreased from $115.78 per barrel in the first six months of 2012 to $109.27 per barrel in the first six months of 2013. Gas revenues decreased from $20,382 in the first six months of 2012 to $16,809 in the first six months of 2013 due to a decrease in gas production. There was a decrease in natural gas volumes from 6,172 Mcf in the first six months of 2012 to 4,873 Mcf in the first six months of 2013. The average natural gas price received increased from $3.30 per Mcf in the first six months of 2012 to $3.45 per Mcf in the first six months of 2013. Capital expenditures increased from $12,397 in the first six months of 2012 to $46,017 in the first six months of 2013. The costs in the first six months of 2013 were primarily associated with the facility improvements. Operating expenses increased from $14,472 in the first six months of 2012 to $35,263 in the first six months of 2013 due to workover repairs conducted during the first six months of 2013.

        Production from Eugene Island 342 ceased in the first quarter of 2011 because a third party pipeline from the field was shut in due to a leak. Although production resumed in July 2012, Chevron has been informed by Apache Corporation, the operator of Eugene Island 342, that production has again ceased due to leaks in the third party pipeline. While there was no actual production of oil or gas from Eugene Island 342 in the first six months of 2013, as a result of a prior period adjustment, net crude oil revenues for the first six months of 2013 were $72,530 compared to $0 in the prior year period. As a result of the adjustment, net crude oil production was 1,776 barrels in the first six months of 2013 while there was no crude oil production in the first six months of 2012. Gas revenues were $0 in the first six months of 2012 while gas revenues of $23,930 were recorded in the first six months of 2013 as a result of the prior period adjustments. There was no gas production in the first six months of 2012 but as a result of the adjustments, gas production of 4,858 Mcf were recorded in the first six months of 2013. There were no capital or operating expenses recorded in the first six months of 2012 and 2013.

        Including the results of the working interest audit adjustment for Eugene Island 339 and the prior period adjustments for Eugene Island 342, crude oil and condensate revenues increased $1,546,498, or 26%, to $7,507,526 in the first six months of 2013 from $5,961,028 in the first six months of 2012. Oil volumes during the first six months of 2013 increased 56% to 83,035 barrels, compared to 53,408 barrels of oil produced in the first six months of 2012. The increase in volumes is due primarily to the working interest audit adjustment for Eugene Island 339 and, to a lesser extent, the prior period adjustments for Eugene Island 342. The average price received for crude oil and condensate production decreased 5.5%, or $6.10, to $105.51 per barrel in the first six months of 2013 from $111.61 per barrel in the first six months of 2012, excluding the impact of the working interest audit adjustments for Eugene Island 339 and prior period adjustments for Eugene Island 342.

        Including the results of the working interest audit adjustment for Eugene Island 339 and prior period adjustments for Eugene Island 342, gas revenues increased $1,787,537, or 832%, to $2,002,323 in the first six months of 2013 from $214,785 in the first six months of 2012. Gas volumes during the first six months of 2013 increased 184% to 193,386 Mcf, compared to 68,175 Mcf produced in the first six months of 2012. The increase in volumes is due primarily to the working interest audit adjustment for Eugene Island 339 and, to a lesser extent, the prior period adjustments for Eugene Island 342. The average price received for natural gas production was $3.87 per Mcf in the first six months of 2013 compared to $3.15 per Mcf in the first six months of 2012, excluding the impact from the working interest audit adjustments for Eugene Island 339 and prior period adjustments for Eugene Island 342. As a result of the adjustments, gas products revenue decreased $515,593, or 2019%, to $(490,057) in the first six months of 2013 from $25,535 in the first six months of 2012. Gas products volumes during the first six months of 2013 decreased 1551% to (323,661) gallons, compared to 22,298 gallons in the first six months of 2012, also as a result of the adjustments.

        Capital expenditures decreased by $1,408,354, or 85%, from $1,648,466 in the first six months of 2012 to $240,112 in the first six months of 2013. The higher amount of capital expenditures during the first six months of 2012 relate primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183.

        Production expenses decreased by $7,838,617, or 72%, from $10,920,684 in the first six months of 2012 to $3,082,067 in the first six months of 2013. The decrease in operating expenses is due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in the first six months of 2013 as compared to the first six months of 2012.

        The Royalty Properties had undistributed net income of $5,697,613 in the first six months of 2013 compared to net loss of $6,446,696 for the first six months of 2012 due primarily to the working interest audit adjustment for Eugene Island 339, the prior period adjustments for Eugene Island 342 and lower abandonment cost.

        In the first six months of 2013, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2013, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

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

        In September 2012, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In June 2013, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had not changed and approximately $19.76 million had been incurred through April 30, 2013.

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

        On December 15, 2009, Chevron entered into the Arena Agreement with Arena to assist in the redevelopment as a farmout of portions of Eugene Island 338 and 339. Pursuant to the terms of the Arena Agreement, Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339. Chevron holds a 50% interest in Eugene Island 339, which interest is included in the 5500' and the 4500' sand units; 42.05% of all production from the 5500' sand unit is allocated to Eugene Island 339 and 38.50% of the gas production and 24.44% of the oil production from the 4500' sand unit is allocated to Eugene Island 339. Pursuant to the terms of the Conveyance, Chevron may enter into a farmout agreement whereby Chevron assigns any portion of its interest in the Royalty Properties free and clear of the Royalty, and the Royalty will be reduced in the same proportion as that in which the Royalty Property is reduced. Under the terms of the Conveyance, a "farmout agreement" is defined as an agreement with a third party requiring or permitting the performance of drilling or development operations on a Royalty Property, and for which all or substantially all of the consideration is the transfer of an interest in a Royalty Property. On August 4, 2012, Arena completed installation of the remaining topside decks of the structure and on August 16, 2012, Arena commenced mobilization of the H&P 100 platform rig components. On September 28, 2012, Arena spud the OCS-G 2318 Well No. K002 and production from this well was realized in the fourth quarter of 2012. Pursuant to the terms of the Arena Agreement, following completion of the well and the other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. Chevron has informed the Trust that Arena has completed a third well pursuant to the Arena Agreement and production has commenced from this well. With this drilling, completion and placing on production of the third well, Arena has satisfied its drilling and well completion obligations under the Arena Agreement as those obligations relate to Eugene Island 339.

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

Overview of Production, Prices and Royalty Income

        The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners' calculations of the Net Proceeds and Royalties paid to the Trust during the periods indicated. The following includes the effect of the working interest audit adjustment of Eugene Island 339 and the prior period adjustments for Eugene Island 342. For the three months ended June 30, 2013, production includes production from Eugene Island 339 during December 2012 and January 2013. Net Proceeds due to the Trust are calculated for each three month period commencing on the first day of February, May, August and November.

	Royalty Properties Three Months Ended June 30,(1)		Royalty Properties Six Months Ended June 30,(1)
	2013	2012	2013	2012
Crude oil and condensate (bbls)	33,195	17,710	83,035	53,408
Natural gas and gas products (Mcfe)	25,254	21,241	139,442	71,361
Crude oil and condensate average price, per bbl	$110.10 (2)	$113.66	$90.41 (2)	$111.61
Natural gas average price, per Mcf (excluding gas products)	$3.78 (3)	$2.47	$10.35 (3)	$3.15
Crude oil and condensate revenues	$3,654,793	$2,012,960	$7,507,526	$5,961,028
Natural gas and gas products revenues	103,616	56,961	1,512,267	240,321
Production expenses	(1,690,543)	(3,358,165)	(3,082,067)	(10,920,685)
Capital expenditures	(74,103)	(1,341,549)	(240,112)	(1,648,466)
Interest		(29,849)		(78,895)
Undistributed net loss (income)(4)	(1,993,763)	2,659,642	(5,697,613)	6,446,697
Refund of (provision for) Special Cost Escrow	—	—	—	—

Net Proceeds	—	—	—	—
Royalty interest	x20%	x20%	x20%	x20%

Partnership share	—	—	—	—
Trust interest	x99.99%	x99.99%	x99.99%	x99.99%

Trust share of Royalty Income(5)	$—	$—	$—	$—

(1)
Amounts are based on production for the three- and six-month period ended April 30 of each year, respectively, and include the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price was $105.51 per barrel.

(3)
Excluding the adjustments, the average price was $3.87 per Mcf.

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

  (e)
  Amortization of the investment in overriding royalty interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect distributable income; and

  (f)
  Proceeds from loans used to pay for Trust expenses is charged directly to Trust corpus (deficit).

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

        Amortization of Overriding Royalty Interest.    The Trust amortizes the investment in overriding royalty interest using the units-of-production method. The Trust's rate of recording amortization is dependent upon the estimates of total proved reserves, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which the Trust records amortization expense would increase, reducing Trust corpus (deficit). Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to produce from higher cost fields. The Trust is unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic and operational conditions.

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

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended June 30, 2013 applicable to the Trust or its condensed financial statements.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended June 30, 2013, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There are not likely to be sufficient Net Proceeds distributed to the Trust for the foreseeable future to enable the Trust to pay expenses on a current basis. The Trustees have taken certain actions on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. The Trust has not received a distribution of Net Proceeds since December 2008, and there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. On May 23, 2013, the Trust executed a demand promissory note for $300,000 payable to The Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee, acting as lender. The promissory note evidences an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The promissory note is due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by The Bank of New York Mellon, N.A. or (ii) May 23, 2014. The promissory note accrues interest at a rate per annum equal to one-half percent (0.5%). Proceeds from the promissory note have been, and will continue to be, used solely for the payment of expenses of the Trust and no distributions will be made to the Unitholders until the promissory note has been repaid in full.

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 12, 2013, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the Royalty so that the Trust will have sufficient funds to pay its liabilities. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 2 of this Form 10-Q.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4(a)	*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(a)

4(b)	*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(b)

				SEC File or Registration Number	Exhibit Number
4(c)	*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(c)
4(d)	*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(d)

4(e)	*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(e)

10(a)	*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	10(a)

10(b)	*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(b)

10(c)	*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(c)

10(d)	*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10(d)

10(e)	*		Demand Promissory Note, dated as of May 23, 2013, between TEL Offshore Trust and The Bank of New York Mellon, N.A.	0-06920	10.1

31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Date: August 14, 2013

        The Registrant, TEL Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1. Condensed Financial Statements. (Unaudited)
TEL OFFSHORE TRUST CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (DEFICIT)
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (DEFICIT)
TEL OFFSHORE TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS
  Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES