Form 10-K
period 2013-12-31
TEL OFFSHORE TRUST
filed 2014-03-31
CIK 97148

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File Number 0-6910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee 919 Congress Avenue, Suite 500 Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

Registrant's telephone number, including area code: (800) 852-1422

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $14,967,256 based on a June 28, 2013 closing sales price of $3.15.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          As of March 31, 2014, there were 4,751,510 Units of Beneficial Interest in TEL Offshore Trust outstanding.

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

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

General

        The TEL Offshore Trust, which we refer to herein as the "Trust," was created under the laws of the State of Texas in 1983 and maintains its offices at the office of The Bank of New York Mellon Trust Company, N.A., whom we refer to as the "Corporate Trustee," 919 Congress Avenue, Suite 500, Austin, Texas 78701. The telephone number of the Corporate Trustee is 1-800-852-1422. Gary C. Evans, Thomas H. Owen, Jr. and Jeffrey S. Swanson serve as individual trustees of the Trust and are referred to herein as the "Individual Trustees." The Individual Trustees and the Corporate Trustee may be referred to hereinafter collectively as the "Trustees."

        The Corporate Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission, which we refer to herein as the "SEC." Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov. The Trust will also provide paper copies of its recent filing free upon request to the Corporate Trustee.

        The principal asset of the Trust consists of a 99.99% interest in the TEL Offshore Trust Partnership, which we refer to herein as the "Partnership." Chevron U.S.A., Inc., or "Chevron," owns the remaining .01% interest in the Partnership. Until October 27, 2011, the Partnership owned 100% of an overriding royalty interest equivalent to a 25% net profits interest (the "Original Royalty"), in certain oil and gas properties, which we refer to herein as the "Royalty Properties," located offshore Louisiana. The term "Original Royalty" shall refer to the initial 25% net profits interest in the Royalty Properties and the term "Royalty" shall refer to the applicable net profits interest held from time to time by the Partnership following the 2011 Royalty Sale (as defined herein) and the 2013 Royalty Sale (as defined herein).

        On October 31, 1986, Tenneco Exploration Ltd. ("Exploration I") was dissolved and the oil and gas properties of Exploration I were distributed to Tenneco Oil Company ("Tenneco") subject to the Original Royalty. Tenneco, who was then serving as the Managing General Partner of the Partnership, assumed the obligations of Exploration I, including its obligations under the instrument conveying the Original Royalty to the Partnership (the "Conveyance"). The dissolution of Exploration I had no impact on future cash distributions to holders of units of beneficial interest in the Trust.

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

Effective August 1, 2008, Hilcorp assumed operations, reporting and payment responsibilities for West Cameron 643.

        On June 6, 2003, Anadarko Petroleum Corporation ("Anadarko") acquired, among other interests, a 25% working interest in the East Cameron 354 field subject to the Original Royalty from Amerada effective April 1, 2003. As a result of such transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligations under the Conveyance with respect to this property.

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

        On August 4, 2012, Arena completed installation of the remaining topside decks of the structure and on August 16, 2012, Arena commenced mobilization of the H&P 100 platform rig components. On September 28, 2012, Arena spud the OCS-G 2318 Well No. K002 and production from this well was realized in the fourth quarter of 2012. Pursuant to the terms of the Arena Agreement, following completion of the well and the other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Conveyance and the Arena Agreement, the working interest assigned to Arena is not burdened by the Original Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

        All of the remaining Royalty Properties continue to be subject to the Original Royalty, though only those Royalty Properties owned by Chevron and Arena were still producing as of December 31, 2013. Chevron, as the Managing General Partner of the Partnership, calculates the Net Proceeds (as defined below) from the Royalty Properties owned by Chevron and collects financial information relating to the other Royalty Properties from the Working Interest Owners other than Chevron for presentation to the Trust.

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

        The Royalty Properties are required to be operated in accordance with standards applicable to a prudent oil and gas operator. The Working Interest Owners are free to transfer their working interest in any of the Royalty Properties (burdened by the Royalty) to third parties. The Working Interest Owners are also free to enter into farm-out agreements whereby a Working Interest Owner would transfer a portion of its interest (unburdened by the Original Royalty) while retaining a lesser interest (burdened by the Original Royalty) in return for the transferee's obligation to drill a well on the Royalty Properties. The Working Interest Owners have the right to abandon any well or lease, and upon termination of any lease, the part of the Original Royalty relating thereto will be extinguished. See "Description of Royalty Properties—Properties and Wells" for more information regarding the status of the Royalty Properties. The Working Interest Owners are primarily the operators of the respective Royalty Properties although certain other parties are, and have also been, operators for the Royalty Properties.

        As of March 31, 2014, a total of 4,751,510 units of beneficial interest in the Trust, which we refer to herein as "Units," were issued and outstanding. The Units traded on the Nasdaq Capital Market, or "NASDAQ," from August 31, 2001 through January 2, 2011. On January 3, 2011, the Units were suspended from trading by the NASDAQ and the Trust filed a Form 25 with the SEC to announce the voluntary delisting of the Units. In an effort to reduce expenses, the Trustees determined that it was in the best interest of the Trust to voluntarily delist the Units and to cause the Units to no longer be traded on the NASDAQ. Since January 3, 2011, the Units have been quoted on the OTCQB™ Marketplace, which is an electronic quotation service operated by Pink OTC Markets Inc. for securities traded over-the-counter. From inception of the Trust to December 31, 2013, distributions to Unit holders totaled approximately $138,742,000 or approximately $29.20 per Unit; however, the Trust has not made a distribution to Unit holders since January 9, 2009. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" in Item 7 of this Form 10-K and Note 4 to the Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainties of the Trust's future distributions.

        The terms of the TEL Offshore Trust Agreement, which we refer to herein as the "Trust Agreement," provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders or if necessary to provide for the payment of liabilities of the Trust; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at approximately $8.6 million as of October 31, 2013 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers (the "2013 Reserve Report"). (See "Termination of the Trust" and Note 9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) Upon termination of the Trust, the Trustees will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

        Under the Conveyance and the Partnership Agreement, the Trust is entitled to its share (99.99%) of the Partnership's 60% interest in 25% of the Net Proceeds, as hereinafter defined, realized from the sale of the oil, gas and associated hydrocarbons produced from the Royalty Properties. See "Description of Royalty Properties." The Conveyance provides that the Working Interest Owners will calculate, for each quarterly period commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. "Net Proceeds" means for each quarterly period, the excess, if any, of the Gross Proceeds, as hereinafter defined, for such period over Production Costs, as hereinafter defined, for such period. "Gross Proceeds" means the amounts received by the Working Interest Owners from the sale of oil, gas and associated hydrocarbons produced from the properties burdened by the Royalty, subject to certain adjustments. Gross Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas. "Production Costs" means, generally, costs incurred on an accrual basis by the Working Interest Owners in operating the Royalty Properties, including capital and non-capital costs. In general, Net Proceeds are computed on an aggregate basis and consist of the aggregate proceeds to the Working Interest Owners from the sale of oil and gas from the Royalty Properties less (1) all direct costs, charges and expenses incurred by the Working Interest Owners in exploration, production, development, drilling and other operations on the Royalty Properties (including secondary recovery operations); (2) all applicable taxes (including severance and ad valorem taxes) excluding income taxes; (3) all operating charges directly associated with the Royalty Properties; (4) an allowance for costs, computed on a current basis at a rate equal to the prime rate of JPMorgan Chase Bank plus 0.5% on all amounts by which, and for only so long as, costs and expenses for the Royalty Properties incurred for any quarter have exceeded the proceeds of production from such Royalty Properties for such quarter; (5) applicable charges for certain overhead expenses as provided in the Conveyance; (6) the management fees and expense reimbursements owing the Working Interest Owners; and (7) a special cost reserve for the future costs to be incurred by the Working Interest Owners to plug and abandon wells and dismantle and remove platforms, pipelines and other production facilities from the Royalty Properties and for future drilling projects and other estimated future capital expenditures on the Royalty Properties. The Trustees are not obligated to return any

Royalty income received in any period, but future amounts otherwise payable will be reduced by the amount of any prior overpayments of such Royalty income. The Working Interest Owners are required to maintain books and records sufficient to determine amounts payable under the Original Royalty. The Working Interest Owners are also required to deliver to the Managing General Partner on behalf of the Partnership a statement of the computation of Net Proceeds no later than the tenth business day prior to the quarterly record date.

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

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at approximately $8.6 million as of October 31, 2013. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. The Trust has not received a distribution of Net Proceeds since December 2008. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis, and the Trust may in the future not have sufficient cash flow to pay expenses on a current basis. The Trust has not made a distribution to Unit holders since January 9, 2009 and there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made.

        In March 2011, the Trustees unanimously determined to suspend future payments of fees to the Trustees, until a date to be determined in the future by the Trustees. Such suspended fees were accrued as an expense of the Trust, but were not being paid on a current basis, until November 2011, when such fees were paid following receipt by the Trust of proceeds from the 2011 Royalty Sale (as defined herein).

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

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2011 Royalty Sale") of 20% of the Partnership's interest in the Original Royalty (or 5% of 8/8ths). The 2011 Royalty Sale generated $1,600,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust has used and will continue to use such net proceeds solely for the payment of expenses of the Trust.

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

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. As of December 31, 2013, the amount of such fees was approximately $339,414. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid. Such Trustee fees were paid in full by the Trustee in January 2014.

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, on July 12, 2013, the Trustees provided written notice to Chevron that, pursuant to the Trust Agreement, the Trust needed funds to pay for liabilities of the Trust and that the Trustees therefore instructed Chevron, as the Managing General Partner of the Partnership, to sell a portion of the remaining interest in the Royalty so that the Trust will have sufficient funds to pay its liabilities. Based on a recommendation from Chevron, Chevron engaged EnergyNet.com to conduct the marketing process and related auction of the Royalty. EnergyNet.com handled the 2011 Royalty Sale.

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2013 Royalty Sale") of 25% of its remaining interest in the Original Royalty (or 5% of 8/8ths) and following such sale the Partnership now holds 60% of the overriding royalty interest (or 15% of 8/8ths), and thus the Partnership will receive in the future only 15% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Partnership's Royalty. The 2013 Royalty Sale generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under that certain Demand Promissory Note, dated May 23, 2013, in the original principal amount of $300,000, executed by the Trust and payable to The Bank of New York Mellon, N.A., (the "Note") and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust.

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

History of the Trust

        Tenneco Offshore Company, Inc. ("Tenneco Offshore") created the Trust effective January 1, 1983, pursuant to a Plan of Dissolution ("Plan"), which was approved by Tenneco Offshore's stockholders on

December 22, 1982. In accordance with the Plan, the assets of Tenneco Offshore were transferred to the Trust as of January 1, 1983, and Units were exchanged for shares of common stock of Tenneco Offshore on the basis of one Unit for each share of common stock held by stockholders of record on January 14, 1983. Additionally, the Partnership was formed, in which the Trust owned a 99.99% interest and Tenneco initially owned a .01% interest. The Partnership was formed solely for the purpose of owning the Royalty, receiving the proceeds from the Royalty, paying the liabilities and expenses of the Partnership and disbursing remaining revenues to the Trust and the Managing General Partner of the Partnership in accordance with their interests. The Plan was effected by transferring the Original Royalty to the Partnership, contributing the common stock of Tenneco Offshore II Company to the Trust, and issuing certificates evidencing Units in liquidation and cancellation of Tenneco Offshore's common stock.

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

Distributions

        The Trustees distribute the Trust's income pro rata for each calendar quarter within 10 days after the end of each calendar quarter. Distributions of the Trust's income are made to Unit holders of record on the Quarterly Record Date, which is the last business day of each quarterly period, or such later date as the Trustees determine is required to comply with legal requirements. The Trustees determine for each quarterly period the amount available for distribution. Such amount (the "Quarterly Income Amount") consists of the cash received from the Royalty during the quarterly period plus any other cash receipts of the Trust, less the obligations of the Trust paid during the quarterly period, and adjusted for changes made by the Trust during the quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. The Trustees have previously determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years would be sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at December 31, 2013 and 2012 was $873,640 and $223,925, respectively. The Trust has not received a distribution from the Partnership for Net Proceeds since December 2008; thus, the Trust has not made a distribution to Unit holders since January 9, 2009. In connection with the 2011 Royalty Sale and the 2013 Royalty Sale the Trust did receive distributions of approximately $1,485,851 in October 2011 and $1,151,885 in October 2013, respectively. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under the Note and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust. While oil and gas production at Ship Shoal 182 and 183 and Eugene Island 339 has been partially restored following the damages inflicted by Hurricane Ike in September 2008, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions to the Unit holders will be made. Because of the lack of receipt of Net Proceeds, the Trust has previously not had sufficient cash flow to pay expenses on a current basis; and absent the receipt of Net Proceeds or other actions being taken, the Trust may in the future continue to have insufficient cash flow to pay expenses on a current basis. While the Trust realized proceeds of approximately $2,637,736 from the 2011 Royalty Sale and 2013 Royalty Sale, absent the receipt of Net Proceeds or other actions being taken and based on currently estimated expenditures, it is expected that the Trust's cash reserves will be depleted during the fourth quarter of 2014. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this Form 10-K.

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

        Therefore, the Trustees consider the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for federal income tax purposes. The Corporate Trustee, 919 Congress Avenue, Suite 500, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Units on behalf of Unit holders, and not the Trustees of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Units.

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

Additional Tax on Net Investment Income

        A 3.8% Medicare tax applies to certain net investment income earned by individuals. For these purposes, investment income would generally include certain income derived from investments such as the Units and gain realized by a Unit holder from a sale of Units. In the case of an individual, the tax will be imposed on the lesser of (i) the Unit holder's net investment income or (ii) the amount by which the Unit holder's modified adjusted gross income exceeds $250,000 (if the Unit holder is married and filing jointly or a surviving spouse), $125,000 (if the Unit holder is married and filing separately) or $200,000 (in any other case).

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

        Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as "FATCA"), distributions from the Trust to "foreign financial institutions" and certain other "non-financial foreign entities" may be subject to U.S. withholding taxes. Specifically, certain "withholdable payments" (including certain royalties, interest and other gains or income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. The Treasury Department has issued guidance providing that the FATCA withholding rules described above generally will only apply to qualifying payments made after June 30, 2014.

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

TERMINATION OF THE TRUST

        The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $8.6 million as of October 31, 2013, based on the 2013 Reserve Report, which includes the then-estimated costs of approximately $19.8 million for the plugging and abandonment costs related to Eugene Island 339 attributable to the Original Royalty. Estimated plugging and abandonment costs included in the 2013 Reserve Report are the same as the costs estimated by Chevron in March 2014. Based on the 2013 Reserve Report, approximately 38% of future net revenues from the Royalty Properties are expected to be generated during the next three years. Because the Trust will terminate in the event estimated future net revenues fall below $1.2 million (assuming no further sales of any interests in the Royalty), it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the summary of the 2013 Reserve Report included in Item 1 of this Form 10-K. The 2013 Reserve Report is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues, nor are any capital expenditures included for any redevelopment of Eugene Island 339. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In addition, in the event of a dissolution of the Partnership (which could occur under the circumstances described above under "Description of the Trust") and a subsequent winding up and termination thereof, the assets of the Partnership (i.e., the Partnership's interest in the Original Royalty) could either (1) be distributed in kind ratably to the Trust and the Managing General Partner or (2) be sold and the proceeds thereof distributed ratably to the Trust and the Managing General Partner. In the event of a sale of the Partnership's interest in the Royalty and a distribution of the cash proceeds thereof to the Trust and the Managing General Partner, the Trustees would make a final distribution to Unit holders of the Trust's portion of such cash proceeds plus any other cash held by the Trust after payment of or provision for all liabilities of the Trust, and the Trust would be terminated.

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
Producing Properties
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

(17)
The wells at South Marsh Island 252 have been inactive since 2006.

        The following is a summary of the number of developmental and exploratory wells drilled on the Royalty Properties during the last three years:

	Year Ended December 31,
	2011		2012		2013
	Gross	Net	Gross	Net	Gross	Net
Developmental:
Oil wells	0	0	1	0.04	3	0.06
Natural gas wells	0	0	0	0	0	0
Non-productive	0	0	0	0	0	0

Exploratory:
Oil wells	0	0	0	0	0	0
Natural gas wells	0	0	0	0	0	0
Non-productive	0	0	0	0	0	0

Total	0	0	0	0	0	0

Reserves

        The following is a summary of the 2013 Reserve Report of DeGolyer and MacNaughton, independent petroleum engineers, a copy of which has been attached as an exhibit to this Form 10-K. The 2013 Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its Royalty income. See Notes 2 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 15% of the Net Proceeds (which represents the Partnership's 60% interest in 25% of the Net Proceeds) for the immediately preceding Quarterly Period; prior to the 2013 Royalty Sale, which was effective August 1, 2013, the Working Interest Owners would pay to the Partnership 20% of the Net Proceeds from the then immediately preceding Quarterly Period and prior to the 2011 Royalty Sale, which was effective August 1, 2011, the Working Interest Owners would pay to the Partnership 25% of the Net Proceeds from the then immediately preceding Quarterly Period. On October 31, 2013, but effective as of August 1, 2013, the Partnership consummated 2013 Royalty Sale and as a result, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners are to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Any funds conveyed to the Trust from the Trust's interest in the Royalty during the quarter ended December 31, 2013 would substantially represent the revenues and expenses from the Royalty Properties from August through October 2013. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2013 primarily represents financial and operating information with respect to the Royalty Properties for the months of November 2012 through October 2013. Thus, the 2013 Reserve Report was made as of October 31, 2013. The 2013 Reserve Report bases proved developed reserves on oil and gas prices based on a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2013. Proved reserve estimates do not include any value for probable or possible reserves that may exist, categories that SEC rules permit the Trust to disclose in its public reports.

        During September 2008, the platforms and wells associated with the Eugene Island 339 field were completely destroyed by Hurricane Ike. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells. None of the reserve studies prepared as of October 31, 2010 or October 31, 2011 included reserves attributable to Eugene Island 339 or any capital expenditures for any redevelopment of Eugene Island 339. The 2012 Reserve Report included projected future reserves attributable to the well drilled by Arena during the fourth quarter of 2012 but did not include any capital expenditures for the redevelopment of Eugene Island 339. The 2013 Reserve Report does include projected future reserves from the three wells drilled by Arena but does not include any capital expenditures for the redevelopment of Eugene Island 339. Each such reserve study, including the 2013 Reserve Report, does include the estimated total plugging and abandonment costs related to Eugene Island 339. Plugging and abandonment costs to the Royalty were estimated to be approximately $19.8 million for purposes of the 2013 Reserve Report. Approximately $19.76 million of such plugging and abandonment costs had been incurred through March 1, 2014.

        The 2013 Reserve Report notes that there were five productive Royalty Properties, which consist of Ship Shoal 182/183, South Timbalier 36, South Timbalier 37, Eugene Island 339 and Eugene Island 342. For a discussion of Royalty Properties, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Operations."

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data in the DeGolyer and MacNaughton study represent estimates only and should not be construed as being exact. The discounted present values shown by the DeGolyer and MacNaughton study should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. Estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2013, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. Actual future prices and costs may be materially greater or less than the assumed amounts in the reserve study. Because the 2013 Reserve Report is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        Estimated net proved reserves attributable to the interest in the net profits interest owned by the Partnership, for each of the three years in the period ended October 31, 2013, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2010(2)	180,070	1,216,438
Sales of Minerals in Place(4)	(25,112)	(128,271)
Revisions of Previous Estimates	(27,760)	(523,637)
Production(3)	(26,774)	(51,434)

Reserves as of October 31, 2011(2)	100,424	513,096
Revisions of Previous Estimates	46,606	193,170
Production(3)	(13,692)	(19,783)

Reserves as of October 31, 2012(2)	133,338	686,483
Sales of Minerals in Place(5)	(33,335)	(171,621)
Revisions of Previous Estimates	(13,446)	(3,684)
Production(3)	(22,507)	(23,501)

Reserves as of October 31, 2013(2)	64,050	495,045

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

(4)
Represents 2011 Royalty Sale.

(5)
Represents 2013 Royalty Sale.

        Information used in the preparation of the 2013 Reserve Report was obtained from Working Interest Owners. All of the reserve estimates are classified as proved developed reserves. There are no proved undeveloped reserves for the Royalty Properties subject to the report.

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

        While estimates of reserves attributable to the Royalty are shown in order to comply with requirements of the SEC, there is no precise method of allocating estimates of physical quantities of reserves to the Partnership and the Trust, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. Reserve quantities in the 2013 Reserve Report have been allocated based on a revenue formula and such quantities can be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Royalty Properties. Therefore, the estimates of reserves in the 2013 Reserve Report are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest. For a further discussion of reserves, reference is made to Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        The future net revenues contained in the 2013 Reserve Report do not take into account (i) any required deposits to the Special Cost Escrow account or (ii) the approximately $5.0 million, as of October 31, 2013, net to the entire Original Royalty (or $3.0 million, net to the Partnership's then existing 15% Royalty), by which aggregate Production Costs for the Royalty Properties have exceeded the related Gross Proceeds for the Royalty Properties since November 2008. The $5.0 million amount reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island in the fourth quarter of 2012. The future net revenues contained in the 2013 Reserve Report have not been reduced for future costs and expenses of the Trust, which are expected to approximate $800,000 annually. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors. Increased legal fees may occur in connection with, among other things, any borrowing or sales effected by the Trust or the Partnership in order to provide liquidity to the Trust.

        Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $8.6 million as of October 31, 2013. The present value of the total future net revenues attributable to the Partnership's interest in the Royalty, discounted at 10 percent, were estimated at $6.1 million as of October 31, 2013. Revenue values in the reserve study were estimated using the initial costs provided by Chevron and the unweighted average prices of $95.94 per barrel of oil and $3.64 per Mcf of natural gas. The future net revenue value was calculated by deducting operating expenses and capital costs from future gross revenue of the combined interests of the Partnership and the Working Interest Owners in the Royalty Properties. Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. The values were reduced by a trust overhead charge furnished by Chevron. Abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2014. The future accrual or escrow amounts for the Royalty Properties were deducted from the future net revenue at the end of each quarter, as specified by Chevron.

        The 2013 Reserve Report is limited to proved reserves and therefore future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of future net revenues nor are any capital expenditures for the redevelopment of Eugene

Island 339. While it is anticipated that any such redevelopment costs relating to Eugene Island 339 will be incurred by Arena, to the extent any such costs are incurred by Chevron, such capital expenditures could have a significant effect on the actual future net revenues attributable to the Partnership's interest in the Royalty.

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

        Chevron, as the Managing General Partner of the Partnership, maintains oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provides appropriate data to independent third party engineers for the annual estimation of year-end reserves. Chevron accumulates historical production data for the Royalty Properties, calculates historical lease operating expenses and differentials, updates working interests and net revenue interests, and obtains logs, 3-D seismic and other geological and geophysical information. This data is forwarded to DeGolyer and MacNaughton, thereby allowing DeGolyer and MacNaughton to prepare estimated proved reserves in their entirety based on such data.

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

        The Managing General Partner of the Partnership has advised the Trust that, as of March 31, 2014, there had been no events subsequent to October 31, 2013 that have caused a significant change in the estimated proved reserves referred to in the 2013 Reserve Report.

Operations and Production

        Reference is made to the Section entitled "—Operations" under Item 7 of this Form 10-K for information concerning operations and production.

Distributions

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009. The Trust has not made a distribution since January 9, 2009. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. In addition, the Partnership has sold an aggregate 40% of the Original Royalty (or 10% of 8/8ths) in the 2011

Royalty Sale and the 2013 Royalty Sale; thus, the Partnership will receive in the future only 60% of the Net Proceeds if and when there are sufficient Net Proceeds for distribution on the Royalty.

        While oil and gas production at Ship Shoal 182 and 183 and Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. While Chevron has taken steps to redevelop Eugene Island 339, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. In March 2013, Chevron informed the Trust that the estimate of the aggregate cost to the Original Royalty to plug and abandon the wells subject to the Original Royalty on Eugene Island 339 was approximately $19.8 million and such amount has not been subsequently revised. Approximately $19.76 million of this amount had been incurred through March 1, 2014. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As of October 31, 2013, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $5.0 million, net to the entire Original Royalty (or $3.0 million, net to the Partnership's then existing 15% Royalty). Such amount reflects increased production and the benefit of a working interest audit adjustment of Eugene Island 339 during the first quarter of 2013. The excess development and production costs have decreased from $5.0 million to $4.9 million, net to the entire Original Royalty, as of January 31, 2014, reflecting increased production from the Royalty Properties. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which development and production costs exceeded the related proceeds of production as of December 31, 2010. Production at Eugene Island 339 has since been partially restored pursuant to the Arena Agreement and effective December 15, 2009, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena. As a result both Chevron and Arena are Working Interest Owners of Eugene Island 339. While neither Chevron nor the Trust bore the cost of any redevelopment under the terms of the Arena Agreement, Chevron and the Trust will, however, bear the proportionately reduced post-redevelopment costs incurred for each Eugene Island 339 Royalty Property. In addition, as a result of Chevron's assignment of 65% of its working interests in Eugene Island 338 and Eugene Island 339 to Arena pursuant to the Arena Agreement, the Original Royalty now only covers a 35% interest in Eugene Island 339, thereby reducing the proceeds available to the Trust from Eugene Island 339. Despite the costs saved under the Arena Agreement and limited production from Eugene Island 339, it is anticipated that there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these matters cannot be determined with any degree of certainty. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and also "—Operations."

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

Gas Marketing

        During the years ended December 31, 2013, 2012 and 2011, 100% of Chevron's natural gas and natural gas liquids relative to the Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. Prices for natural gas, excluding adjustments, paid by Chevron Natural Gas in fiscal 2013 ranged from $2.90 to $4.38 per Mcf.

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

Oil Marketing

        Crude oil purchases by Chevron accounted for approximately 100% of the total crude oil revenues from the Royalty Properties operated by Chevron for each of the years ended December 31, 2013, 2012 and 2011.

        Chevron purchases the crude oil at prices based on a market index for the applicable grade of crude oil, as adjusted for gravity and transportation charges, if applicable. Prices for crude oil, excluding adjustments, paid by Chevron in fiscal 2013 ranged from $73.29 per barrel to $110.10 per barrel.

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

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. The Trust has not received a distribution of Net Proceeds since December 2008, and there are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. The Trust continues to utilize its cash reserves to pay expenses. As of December 31, 2013, those reserves were approximately $873,640. Based upon currently estimated expenditures, it is anticipated that the existing cash reserves will be depleted during the fourth quarter of 2014.

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the 2013 Royalty Sale and following such sale the Partnership now holds 60% of the overriding royalty interest (or 15% of 8/8ths). The 2013 Royalty Sale generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under the Note and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust. The Partnership has retained a 60% interest in the Original Royalty, and thus the Partnership will receive in the future only 15% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Partnership's Royalty.

        Based on the continuing expenses of the Trust and the lack of any distributions and any assurances as to the timing of any future distributions, the Trustees continue to evaluate the actions and alternatives available under the Trust Agreement and such actions and alternatives could materially impact distributions of Net Profits available to the Trust and the likelihood of future distributions to the Unit holders.

Production from Eugene Island 339 and Ship Shoal 182 and 183, the two most significant Royalty Properties, ceased following damage inflicted by Hurricane Ike in September 2008. The development and production costs of the Royalty, which includes the costs associated with plugging and abandonment operations associated with Eugene Island 339, have exceeded the proceeds of production from the Royalty Properties and the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. While oil and natural gas production at Ship Shoal 182 and 183 was restored in 2009 and limited oil and natural gas production was restored at Eugene Island 339 beginning in the fourth quarter of 2012, development activities may not generate sufficient additional revenue to repay such costs.

        In December 2009, Chevron entered into a participation agreement covering the redevelopment of Eugene Island 338 and 339. The redevelopment plan provided that three wells were to be drilled from a common open water location in Eugene Island 338 in the second quarter of 2010. The first well was drilled in 2010 but drilling activity was suspended in July 2010. Chevron and Arena entered into the Arena Agreement in response to Notice to Lessees No. 2010-N05, "Increased Safety Measures for Energy Development on the OCS," and the revised redevelopment plan provided for setting a platform at Eugene Island 338 and drilling wells into Eugene Island 338 and Eugene Island 339 from the platform. On August 4, 2012, Arena completed installation of the remaining topside decks of the structure and on August 16, 2012, Arena commenced mobilization of the H&P 100 platform rig components. On September 28, 2012, Arena spud the OCS-G 2318 Well No. K002 and production from this well was realized in the fourth quarter of 2012. Pursuant to the terms of the Arena Agreement, following completion of the well and the other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

        The Production Costs of the Royalty have exceeded the Gross Proceeds from the Royalty Properties and the Trust will not receive Net Proceeds until future Gross Proceeds exceed the total of the Production Costs plus accrued interest. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. As of October 31, 2013, Production Costs of the Royalty exceeded the Gross Proceeds from the Royalty Properties by approximately $5.0 million, net to the entire Original Royalty. The excess development and production costs have decreased from $5.0 million as of October 31, 2013 to $4.9 million as of January 31, 2014, reflecting increased production from the Royalty Properties. While Chevron has not withdrawn any funds from the Special Cost Escrow Account since the fourth quarter of 2010, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty.

        For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Operations." No distributions have been made to Unit holders since January 9, 2009. There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. At this time, the ultimate outcome of the various matters cannot be determined with any degree of certainty.

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

        Crude oil prices have been volatile the last several years and, in 2013, excluding adjustments, ranged from a high of approximately $110.83 to a low of approximately $100.42. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected.

        When natural gas and oil prices decline, the Trust is affected in two ways. First, net royalties are reduced. Second, any proposed exploration and development activities on the underlying properties become uneconomic and are either delayed or cancelled. The volatility of energy prices reduces the predictability of future cash distributions to Unit holders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties operated by Chevron is being sold to Chevron Natural Gas at spot market prices. Substantially all of the crude oil produced by the Royalty Properties operated by Chevron is being sold to subsidiaries of Chevron Corporation based on pricing bulletins.

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

        In September 2008, Hurricane Ike completely destroyed the platforms and wells on Eugene Island 339. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Original Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through March 1, 2014. In December 2009, Chevron and Arena entered into the Arena Agreement, pursuant to which Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. Consistent with the Conveyance and in accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Original Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Operations."

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

        The reserve quantities attributable to the Royalty and revenues are based on estimates of reserves and revenues for the Royalty Properties. The method of allocating a portion of those reserves to the Trust is complicated because the Trust, indirectly through the Partnership, holds an interest in the Royalty and does not own a specific percentage of the reserves. Ultimately, actual production, revenues and expenditures for the Royalty Properties, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. Results of drilling, testing and production after the date of those estimates may require substantial downward revisions or write- downs of reserves.

        The Trustees also rely entirely on reserve estimates and related information prepared by Chevron, the other Working Interest Owners and the independent reserve engineer engaged by the Partnership. While the Trustees have no reason to believe the reserve estimates included in this Form 10-K are inaccurate, to the extent additional information exists that could affect the reserve estimates of Chevron, the other Working Interest Owners and the independent reserve engineer, the estimated reserves in this Form 10-K may not accurately reflect the actual quantities of oil and natural gas that are ultimately recovered.

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

Terrorism and other hostilities could decrease Trust distributions or the market price of the units of beneficial interest of the Trust.

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

        The Trust will be terminated and the Trustees must sell the Royalty if holders of a majority of the Units approve the sale or vote to terminate the Trust, or if the total future net revenues attributable to the Royalty, determined by the independent reserve engineer as of December 31 of the prior year, are less than $1.2 million (assuming no further sales of any interests in the Royalty). Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit holders and Unit holders will receive no further distributions from the Trust. In addition, if the Trust does not have sufficient funds to pay the liabilities of the Trust, the Trustees may take certain actions on behalf of the Trust that could materially impact the Unit holders. Such actions include borrowing money, selling all or a part of the Trust's interest in the Partnership, exercising their rights to dissolve the Partnership or causing a sale by the Partnership of the Royalty owned by the Partnership.

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the 2011 Royalty Sale, which generated $1,600,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust used such net proceeds solely for the payment of expenses of the Trust. The 2011 Royalty Sale was made to RNR Production on October 27, 2011, though the assignment was effective as of August 1, 2011.

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the 2013 Royalty Sale, which generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under the Note and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust. Following the 2013 Royalty Sale, the Partnership has retained a 60% interest in the Original Royalty, and thus the Partnership will receive in the future only 15% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Partnership's Royalty. The 2013 Royalty Sale to RNR Production closed on October 31, 2013, though the assignment was effective as of August 1, 2013.

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

        The Trust Agreement and related trust law permit the Trustees and the Trust to sue the Working Interest Owners to compel them to fulfill the terms of the Conveyance. If the Trustees do not take appropriate action to enforce provisions of the Conveyance, the recourse of a Unit holder would likely be limited to bringing a lawsuit against the Trustees to compel the Trustees to take specified actions. Unit holders probably would not be able to sue the Working Interest Owners directly.

Item 1B.    Unresolved Staff Comments.

        There were no unresolved Securities and Exchange Commission comments as of December 31, 2013.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

        Effective January 3, 2011, the Units have been quoted on the OTCQB™ Marketplace, which is an electronic quotation service operated by Pink OTC Markets Inc. for securities traded over-the-counter. Prior to January 3, 2011, the Trust Units were traded on the Nasdaq Capital Market under the symbol "TELOZ". At March 31, 2014, the 4,751,510 Units outstanding were held by 1,665 Unit holders of record. The high and low bid quotations obtained from data available on the Yahoo! Finance website, and distributions for each quarter for the years ended December 31, 2013 and 2012 were as follows. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low	Distribution
2013:
Fourth	$2.20	$1.14	$.000000
Third	3.40	1.19	.000000
Second	4.30	1.86	.000000
First	2.45	0.66	.000000
2012:
Fourth	$1.14	$0.30	$.000000
Third	1.19	0.91	.000000
Second	1.20	0.97	.000000
First	1.19	0.84	.000000

        See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Operations" and "—Liquidity and Capital Resources" and Note 4 to Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Item 6.    Selected Financial Data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Royalty income	$0	$0	$0	$0	$0
Distributable income	$0	$0	$0	$0	$0
Distributions per Unit	$0.000000	$0.000000	$0.000000	$0.000000	$0.000000
Total assets	$888,155	$241,233	$964,425	$374,512	$1,290,266

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operation.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 15% of the Net Proceeds (which represents the Partnership's 60% interest in 25% of the Net Proceeds) for the immediately preceding Quarterly Period; prior to the 2013 Royalty Sale, which was effective August 1, 2013, the Working Interest Owners would pay to the Partnership 20% of the Net Proceeds from the then immediately preceding Quarterly Period and prior to the 2011 Royalty Sale, which was effective August 1, 2011, the Working Interest Owners would pay to the Partnership 25% of the Net Proceeds from the then immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended December 31, 2013 would substantially represent the revenues and expenses from the Royalty Properties from August through October 2013. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2013, 2012 and 2011 primarily represents financial and operating information with respect to the Royalty Properties for the months of November 2012 through October 2013, November 2011 through October 2012 and November 2010 through October 2011, respectively. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

New Accounting Pronouncements

        There were no accounting pronouncements issued during the year ended December 31, 2013 applicable to the Trust or its financial statements.

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

Liquidity and Capital Resources

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $8.6 million as of October 31, 2013. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. The Trust has not received a distribution of Net Proceeds since December 2008. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Original Royalty in order to pay Trust expenses. As of December 31, 2013, the cash reserves remaining from the 2013 Royalty Sale were $873,640. Based upon currently estimated expenditures, it is anticipated that the existing cash reserves will be depleted during the fourth quarter of 2014. In light of the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, the Trustees continue to evaluate all alternatives available to the Trust to obtain funds or to reduce the ongoing costs and expenses of the Trust. As a result, there is no guarantee that any further distributions from the Trust will be made.

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

        Pursuant to the terms of the Trust Agreement, the Trustees, on behalf of the Trust, are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. Accordingly, on May 23, 2013, the Trust executed the Note, which evidences an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The outstanding indebtedness evidenced by the Note was paid by the Trust in November 2013 from proceeds of the 2013 Royalty Sale. During the year ended December 31, 2013, $162,759 of the proceeds from the Note were used to pay Trust expenses.

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the 2011 Royalty Sale, which generated $1,600,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The 2011 Royalty Sale was made to RNR Production on October 27, 2011, though the assignment was effective as of August 1, 2011.

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. As of December 31, 2013, the amount of such fees was approximately $339,414. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid. Such Trustees fees were paid in full by the Trust in January 2014.

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

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the 2013 Royalty Sale, which generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under the Note and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust. The Partnership has retained a 60% interest in the Original Royalty, and thus the Partnership will receive in the future only 15% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Partnership's Royalty.

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

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through March 1, 2014. In December 2009, Chevron and Arena entered into the Arena Agreement, pursuant to which Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. See "—Operations" for a more detailed discussion of Eugene Island 339.

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

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. In September 2012, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2014, Chevron informed the Trust that of the estimated $19.8 million of aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339, approximately $19.76 million had been incurred through March 1, 2014. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of October 31, 2013, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $5.0 million, net to the entire Original Royalty (or $3.0 million, net to the Partnership's then existing 15% Royalty). Such amount reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in 2012. The excess development and production costs have decreased from $5.0 million to $4.9 million, net to the entire Original Royalty, as of January 31, 2014, reflecting increased production from the Royalty Properties and the benefit of a working interest audit adjustment of Eugene Island 339 during the first quarter of 2013. While Chevron has not withdrawn any funds from the Special Cost Escrow Account since the fourth quarter of 2010, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations."

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

        Historically the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the year ended December 31, 2013, the Trust utilized $162,759 proceeds from the Note to pay for Trust expenses and the reserve balance, consisting of proceeds from the 2013 Royalty Sale, was $873,640 as of December 31, 2013. As of December 31, 2012, the reserve was $223,925.

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. Certain potential alternatives available to the Trustees are described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Notes 2 and 6 to the financial statements.

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

        In September 2012, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2014, Chevron informed the Trust that the estimate of the aggregate cost to the Royalty to plug and abandon the wells subject to the Royalty on Eugene Island 339 had not changed and approximately $19.76 million had been incurred through March 1, 2014.

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

        On December 15, 2009, Chevron entered into the Arena Agreement with Arena to assist in the redevelopment as a farmout of portions of Eugene Island 338 and 339. Pursuant to the terms of the Arena Agreement, Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339. Chevron holds a 50% interest in Eugene Island 339, which interest is included in the 5500' and the 4500' sand units; 42.05% of all production from the 5500' sand unit is allocated to Eugene Island 339 and 38.50% of the gas production and 24.44% of the oil production from the 4500' sand unit is allocated to Eugene Island 339. Pursuant to the terms of the Conveyance, Chevron may enter into a farmout agreement whereby Chevron assigns any portion of its interest in the Royalty Properties free and clear of the Original Royalty, and the Original Royalty will be reduced in the same proportion as that in which the Royalty Property is reduced. Under the terms of the Conveyance, a "farmout agreement" is defined as an agreement with a third party requiring or permitting the performance of drilling or development operations on a Royalty Property, and for which all or substantially all of the consideration is the transfer of an interest in a Royalty Property. On August 4, 2012, Arena completed installation of the remaining topside decks of the structure and on August 16, 2012, Arena commenced mobilization of the H&P 100 platform rig components. On September 28, 2012, Arena spud the OCS-G 2318 Well No. K002 and production from this well was realized in the fourth quarter of 2012. Pursuant to the terms of the Arena Agreement, following completion of the well and the other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Original Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

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

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. Chevron, as the Managing General Partner of the Partnership, understands that, as a result of the cessation of production at West Cameron 643 due to the damages inflicted by Hurricane Ike to a third-party transporter's pipeline, the lease for West Cameron 643 expired on May 31, 2010. Chevron has been informed by Hilcorp that Hilcorp completed the plugging and abandoning of the wells at West Cameron 643 in October 2012. The field operator for East Cameron 371 has reported to Chevron that a review of the remaining reserves for East Cameron 371 has been conducted, and that the wells at East Cameron 371 have been depleted. The lease for East Cameron 371 expired on March 31, 2010 and field abandonment work, including the related wells, equipment platforms and any field infrastructure, remains to be completed.

        In January 2010, the Trust engaged an independent oil and gas accounting firm to review the books and records of certain Working Interest Owners with respect to the Royalty Properties and the related payments to the Trust. Such audit review process resulted in certain adjustments to revenues, production volumes, prices and expenditures. As part of such process, Chevron agreed that $22,197 in adjustments were appropriate, which were credited in the first quarter of 2011. An additional $49,792 was credited in the fourth quarter of 2012. Chevron did not pay these amounts to the Partnership or the Trust, but credited such amounts against the Partnership's share of allocated expenses for the Royalty Properties. Chevron also agreed that $608,409 of expenses with respect to Eugene Island 339 in the first quarter of 2009 that were previously allocated to the Partnership should have been charged to Chevron. Credit for $287,594 of such amount was made in the second quarter of 2011, with the remaining $320,815 credited in the third quarter of 2011.

Years 2013 and 2012

  Royalty Trust Comparison

        Royalty income was $0 in 2012 and 2013 because there were no positive Net Proceeds attributable to the Royalty Properties due to damages inflicted to the Royalty Properties by Hurricane Ike in September 2008. Gross proceeds for the underlying Royalty Properties exceeded development and production costs for the months November 2012 through October 2013 by $11,316,661, or $2,829,165 attributable to the entire Original Royalty, and $2,159,061 attributable to the Trust. However, the Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the production, and as a result there was no royalty income from the year ended December 31, 2013. In comparison, there were no positive Net Proceeds attributable to the Royalty Properties for the production period attributable to the year ended December 31, 2012.

        General and administrative expenses for the Trust were $502,203 for 2013 compared to $721,053 for 2012. The decrease in expenses in 2013 is due, in part, to a decrease in fees payable to the Trustees and a decrease in auditor expenses.

        The reserve for future Trust expenses increased approximately $650,000 to $873,640 as of December 31, 2013 due to the receipt of funds from the 2013 Royalty Sale.

        There was no distributable income for 2013 and therefore no distributions to unit holders.

        For 2013, the Trust had undistributed net income of $2,159,061, representing the Trust's portion of the undistributed net income of $11,316,661associated with the Royalty Properties for 2013. The aggregate undistributed net income for 2013 includes a working interest audit adjustment associated with the Royalty Properties for Eugene Island 339 which resulted in additional proceeds of $1,869,919 ($373,984 net to the Trust) and revenues from Eugene Island 342 for the period July 2010 through January 2013. For 2012, the Trust had undistributed net loss of $1,950,561, representing the Trust's portion of the undistributed net loss of $9,752,807 associated with the Royalty Properties for 2012. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s).

        As of December 31, 2013, the cumulative undistributed net loss for the Trust was $3 million, compared to $6.3 million as of December 31, 2012. The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

  Underlying Properties Comparison

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Including the results of the working interest audit adjustment for Eugene Island 339 and prior period adjustments for Eugene Island 342, natural gas revenues and gas products increased approximately 297% from $461,355 in 2012 to $1,832,302 in 2013. Gas and gas products volumes increased approximately 35% from 153,133 Mcf equivalents in 2012 to 206,372 Mcf equivalents in 2013. The increase in volumes is due primarily to prior period adjustments at Eugene Island 342 as well as production at three wells on Eugene Island 339 in 2013. The average price received for natural gas increased approximately 54% from an average price, excluding adjustments, of $2.86 per Mcf in 2012 to $3.64 per Mcf in 2013.

Crude Oil and Condensate

        Including the results of the working interest audit adjustment for Eugene Island 339 and the prior period adjustments for Eugene Island 342, crude oil and condensate revenues increased 24% from $12,421,116 in 2012 to $15,391,083 in 2013, due primarily to increased oil volumes. Oil volumes increased 50% from 114,704 barrels in 2012 to 172,153 barrels in 2013. The increase in volumes is due primarily to the working interest audit adjustment for Eugene Island 339 and, to a lesser extent, the prior period adjustments for Eugene Island 342. The average price received for crude oil and condensate decreased 17% from $108.29 in 2012 to $89.40 in 2013, excluding the impact of the working interest audit adjustments for Eugene Island 339 and prior period adjustments for Eugene Island 342.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners decreased 70% from $18,122,373 in 2012 to $5,467,866 in 2013, due primarily to a decrease in well and platform abandonment work being conducted at Eugene Island 339 in 2013 as compared to 2012. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $1,030,807 and $ 673,692 for 2012 and 2013, respectively.

        Capital expenditures paid by the Working Interest Owners decreased 90% from $4,386,209 in 2012 to $438,857 in 2013. The higher amount of capital expenditures during 2012 relate primarily to the facility improvement projects at Ship Shoal 182/183.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners, and it is described herein for information purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow Account of $0 in each of 2013 and 2012, respectively, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current Net Proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow Account to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow Account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty Properties as of October 31, 2013 was approximately $5.0 million, net to the entire Original Royalty (or $3.0 million, net to the Partnership's then existing 15% Royalty); however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds would otherwise be payable on the royalty. During 2013, there were no funds released from or escrowed into the Special Cost Escrow account. As of December 31, 2013, $1,000 remained in the Special Cost Escrow account.

        In connection with the 2013 Royalty Sale, and including the effect of the 2011 Royalty Sale, the Partnership has assigned an aggregate 40% of its rights and obligations with respect to the Special Cost Escrow.

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

Summary By Property

        Listed below is a summary of 2013 operations as compared to 2012 of the principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 crude oil revenues were $0 in 2012 and $4,060,436, including a working interest audit adjustment of $852,014, in 2013. Crude oil production was 0 barrels in 2012 and 50,112 barrels in 2013, including a working interest audit adjustment of 19,958 barrels. Production at one well on Eugene Island 339 commenced in December 2012, a second well in March 2013 and a third well in May 2013, and each are included in the results for 2013. Gas revenues were $0 in 2012 and $1,983,866 in 2013. Gas production was 0 Mcf in 2012 compared to 188,622 barrels in 2013, including the effect of the working interest audit adjustments of 162,885 Mcf. Prior period audit adjustments to capital expenditures resulted in a benefit of $128,121 in 2012 and a benefit of $41,507 in 2013. Operating expenses decreased from $12,769,859 in 2012 to $323,478 in 2013 due to decreased well and platform abandonment costs and the effect of audit adjustments in 2013 as compared to 2012.

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

Ship Shoal 182/183

        Ship Shoal 182/183 crude oil revenues decreased from $11,932,591 in 2012 to $10,431,756 in 2013, primarily due to a decrease in average crude oil prices received from $108.13 per barrel in 2012 to $93.02 per barrel in 2013. This decrease was partially offset by an increase in net crude oil production from 110,361 barrels in 2012 to 112,150 barrels in 2013. The lower volumes in 2012 were a result of multiple shut ins for facility improvement projects during 2012. Gas revenues decreased from $386,651 in 2012 to $193,802 in 2013. Gas production decreased from 135,600 Mcf in 2012 to 39,790 Mcf in 2013 partially due to multiple shut ins for facility improvement projects during 2013 and normal fluctuations in productions. The average natural gas sales price increased from $2.86 per Mcf in 2012 to $4.87 in 2013. Capital expenditures increased from a balance of $4,495,014 in 2012 to $414,495 in 2013 as a result of the costs associated with the facility improvement projects. Operating expenses decreased slightly from $4,285,933 in 2012 to $4,414,158 in 2013 primarily due to a routine wireline support expense project and workover expenses associated with the I-4 ST well in 2011.

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

South Timbalier 36/37

        South Timbalier 36/37 oil revenues decreased from $488,525 in 2012 to $432,038 in 2013 due to a decrease in crude oil production and a decrease in average price received. Crude oil production decreased from 4,342 barrels in 2012 to 4,214 barrels in 2013. The average crude oil price was $112.52 per barrel in 2012 compared to $102.52 per barrel in 2013. Gas revenues increased from $34,108 in 2012 to $37,339 in 2013 due to an increase in the average gas sales price realized from $2.99 per Mcf in 2012 to $3.69 per Mcf in 2013. This increase was partially offset by a decrease in natural gas volumes from 11,405 Mcf in 2012 to 10,114 Mcf in 2013. Capital expenditures increased from $19,316 in 2012 to $65,868 in 2013 due primarily to facility improvements during 2013. Operating expenses increased from $35,774 in 2012 to $56,538 in 2013due to workover repairs conducted during 2013.

Eugene Island 342

        Production from Eugene Island 342 ceased in the first quarter of 2011 because a third party pipeline from the field was shut in due to a leak. Following repairs to fix the leak, limited production resumed in July 2012. As a result of prior period adjustments, net crude oil revenues were $466,853 and net crude oil production was 5,677 barrels in 2013 compared to crude oil revenues and production of $0 and 0 barrels in 2012. Also as a result of prior period adjustments, gas revenues were $23,930 and gas production was 4,858 Mcf in 2013 compared to gas revenues and production of $0 and 0 Mcf in 2012. As the underlying interest in Eugene Island 339 is an overriding royalty interest, there were no capital or operating expenses recorded in 2012 and 2013.

Years 2012 and 2011

  Royalty Trust Comparison

        Royalty income was $0 in 2011 and 2012 because there were no positive Net Proceeds attributable to the Royalty Properties due to damages inflicted to the Royalty Properties by Hurricane Ike in September 2008.

        On October 27, 2011, but effective as of August 1, 2011, the Partnership consummated the 2011 Royalty Sale for $1,600,000 in gross proceeds. The Trust received a distribution from the Partnership of approximately $1,485,851, representing 99.99% of the net proceeds from the 2011 Royalty Sale. The proceeds were used to pay for Trust expenses and to increase the reserve for future Trust expenses.

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

        As noted above, in connection with the 2011 Royalty Sale, the Partnership assigned 20% of its rights and obligations with respect to the Special Cost Escrow.

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

Eugene Island 339

        Eugene Island 339 crude oil revenues were $0 in 2011 and 2012. Crude oil production was 0 barrels in both 2011 and 2012. Gas revenues were $0 in 2011 and 2012. Gas production was 0 Mcf in 2011 and 2012. Capital expenditures were $0 in 2011 to $(128,121) in 2012. Operating expenses decreased from $20,883,713 in 2011 to $12,769,859 in 2012 due primarily to less well and platform abandonment work being conducted at Eugene Island 339 in 2012 as compared to 2011.

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

Production and Price Review

        The following schedule provides a summary of the volumes and weighted average prices, excluding adjustments, for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners' calculations of the Net Proceeds and

Royalties paid to the Trust during the periods indicated. Net proceeds due to the Trust are calculated for each three month period commencing on the first day of February, May, August and November.

	Royalty Properties Year Ended December 31,(1)
	2013	2012	2011
Crude oil and condensate (bbls)	172,153	114,704	153,319
Natural gas and gas products (Mcfe)	206,372	153,133	190,528
Crude oil and condensate average price, per bbl	$89.40	$108.29	$106.03
Natural gas average price, per Mcf (excluding gas products)	$3.64	$2.86	$4.33
Crude oil and condensate revenues	$15,391,083	$12,421,116	$16,255,926
Natural gas and gas products revenues	$1,832,302	$461,355	$871,255
Interest	0	(126,696)	(108,804)
Production expenses	(5,467,866)	(18,122,373)	(26,576,911)
Capital expenditures	(438,857)	(4,386,209)	(1,254,982)
Undistributed Net Loss (income)(2)	$(11,316,661)	$9,752,807	$10,807,200
Refund of/(Provision for) Special Cost Escrow	$—	$—	$6,316
Net Proceeds(4)	$—	$—	$—
Royalty interest	x15%	x20%	x20%
Partnership share	$—	$—	$—
Trust interest	x99.99%	x99.99%	x99.99%
Trust share of Royalty Income(3)	$—	$—	$—

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

Contractual Obligations

        As of December 31, 2013, the Trust had no obligations or commitments to make future contractual obligations except for annual administrative fees of approximately $339,414 owed to the Trustees pursuant to the Trust Agreement. All such fees were paid by the Trust in January 2014.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of
TEL Offshore Trust
Austin, Texas

        We have audited the accompanying statements of assets, liabilities and trust corpus—modified cash basis of TEL Offshore Trust (the "Trust") as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus—modified cash basis for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporate Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2013 and 2012, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013, on the basis of accounting described in Note 2 to the financial statements.

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 2 to the financial statements, the Trust has not received any royalties or paid distributions since 2009 and has an inability to maintain adequate cash reserves, which raises substantial doubt about its ability to continue as a going concern. The Trustees' plans concerning these matters are also discussed in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Austin, Texas
March 31, 2014

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$873,640	$223,925
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,253,140 and $28,250,347 at December 31, 2013 and 2012, respectively	14,515	17,308

Total assets	$888,155	$241,233

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Note payable	—	—
Reserve for future Trust expenses	873,640	223,925
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2013 and 2012)	14,515	17,308

Total liabilities and Trust corpus	$888,155	$241,233

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2013	2012	2011
Royalty income	$—	$—	$—
Interest income	33	61	23
Proceeds from sale of overriding royalty interest	1,151,885	—	1,485,851

	1,151,899	61	1,485,874
Proceeds from Note used for Trust expenses	—	—	—
General and administrative expenses	(502,203)	(721,053)	(894,113)

Decrease (Increase) in reserve for future Trust expenses	(649,715)	720,992	(591,761)

Distributable income	$—	$—	$—

Distributions per Unit (4,751,510 Units)	$0.000000	$0.000000	$0.000000

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2013	2012	2011
Trust corpus, beginning of year	$17,308	$19,508	$22,495
Distributable income	—	—	—
Distributions to Unit holders	—	—	—
Proceeds from Note used for Trust expenses	—	—	—
Amortization of net overriding royalty interest	(2,793)	(2,200)	(2,987)

Trust corpus, end of year	$14,515	$17,308	$19,508

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2013 and 2012, the reserve amount was $873,640 and $223,925, respectively;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $8.6 million (unaudited) as of October 31, 2013. Such future net revenues include projected reserves attributable to the three wells drilled by Arena but do not include capital expenditures attributable to the redevelopment of to Eugene Island 339. However, such future net revenues do include the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Royalty as of October 31, 2013 relating thereto estimated to be approximately $19.8 million, approximately $19.76 million of which had been incurred through March 1, 2014. Upon termination of the Trust, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

        On October 27, 2011, the Partnership sold 20% of the Royalty for gross proceeds of $1,600,000. See Note 3.

        On October 31, 2013, the Partnership consummated the sale of 25% of its remaining interest in the Original Royalty (or 5% of 8/8ths) and following such sale now holds 60% of the Original Royalty interest (or 15% of 8/8ths). See Notes 2 and 3.

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

(2) Basis of Accounting and Going Concern

        Overriding Royalty Interest—The Trust uses the modified cash basis of accounting to report Trust receipts from the overriding royalty and payments of expenses incurred. The actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust's overriding royalty interest. The overriding royalty interest entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, post-production costs including plugging and abandonment, and producing overhead of the underlying properties multiplied by the Partnership's interest in the Original Royalty. The Original Royalty initially represented a 25% net profits interest but after the previous sales by the Partnership, the Royalty now represents a 15% net profits interest. Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

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

(2) Basis of Accounting and Going Concern (Continued)

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

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the year ended December 31, 2013 applicable to the Trust or its financial statements.

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

(3) Net Overriding Royalty Interest

        The Royalty entitles the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, "Net Proceeds" means the amount received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and the Special Cost Escrow account. The Special Cost Escrow account is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(3) Net Overriding Royalty Interest (Continued)

capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas. Following the 2011 Royalty Sale and the 2013 Royalty Sale, the Partnership has retained a 60% interest in the Original Royalty, and thus the Partnership will receive in the future only 15% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Partnership's Royalty.

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period. (i) on October 27, 2011, but effective as of August 1, 2011, the Partnership consummated a sale of 20% of its interest in the Original Royalty (or 5% of 8/8ths) to a third party; as a result, on the last business day of each calendar quarter after August 1, 2011 and prior to August 1, 2013, the Working Interest Owners were to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period and (ii) on October 31, 2013, but effective as of August 1, 2013, the Partnership consummated the sale of 25% of its interest in the Original Royalty (or 5% of 8/8ths) to a third party and as a result, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners are to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter.

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

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2013 Royalty Sale") of 25% of its remaining interest in the Original Royalty (or 5% of 8/8ths) and following such sale the Partnership now holds 60% of the overriding royalty interest (or 15% of 8/8ths). The 2013 Royalty Sale generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in November 2013 to repay the Trust's indebtedness under that certain Demand Promissory Note, dated May 23, 2013, in the original principle amount of $300,000, executed by the Trust and payable to The Bank of New York Mellon, N.A., and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust.

        As of October 9, 2001, Chevron Corporation merged with Texaco Inc. and the Royalty Properties owned by Texaco Exploration and Production Inc. ("TEPI") were assigned to Chevron U.S.A. Inc. ("Chevron") on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(3) Net Overriding Royalty Interest (Continued)

accounted for approximately 100% of crude oil revenues from the Royalty Properties for each of the years ended December 31, 2013, 2012 and 2011. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during 2013, 2012 and 2011.

        The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. The Trust's share of Royalty income was reduced by approximately $101,000, $206,000 and $305,000 in 2013, 2012 and 2011, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

        While oil and gas production at Ship Shoal 182 and 183 and at Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. In September 2012, Chevron informed the Trust that the estimate of the Royalty's net portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339 had increased from approximately $18.7 million to approximately $19.8 million. In March 2014, Chevron informed the Trust that of the estimated $19.8 million, approximately $19.76 million of which had been incurred through March 1, 2014. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unit Holders (Continued)

Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of October 31, 2013, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $5.0 million, net to the entire Original Royalty ($3 million applicable to the Trust as of October 31, 2013). The $5.0 million amount (and the $3 million applicable to the Trust) reflects adjustments in 2012, including an insurance credit of approximately $381,000 received by Chevron and allocated for the benefit of the Royalty with respect to Eugene Island 339 in 2012. The excess development and production costs have decreased from $5.0 million to $4.9 million as of January 31, 2014, reflecting increased production from the Royalty Properties. As of December 31, 2012, aggregate development and production costs for the Royalty Properties since November 2008 exceeded the related proceeds of production from the Royalty Properties by approximately $7.9 million. As of December 31, 2011, aggregate development and production costs for the Royalty Properties since November 2008 exceeded the related proceeds of production from the Royalty Properties by approximately $5.9 million.

        For 2013, the Trust had undistributed net income of $2,159,061, representing the Trust's portion of the undistributed net income of $11,316,661 associated with the Royalty Properties for 2013. Included within the aggregate undistributed net income associated with the Royalty Properties is a working interest audit adjustment associated with the Royalty Properties for Eugene Island 339 which resulted in additional proceeds of $1,869,919 ($373,984 net to the Trust) and revenues from Eugene Island 342 for the period July 2010 through January 2013. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

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

        The cumulative undistributed net loss for the Trust was $3 million as of December 31, 2013, compared to $6.3 million as of December 31, 2012. The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account, approximately $0 and $0 for 2013 and 2012, respectively, serves to reduce the Trust's share of allocated production costs. As of December 31, 2013, 2012 and 2011, approximately $1,000 remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Special Cost Escrow Account (Continued)

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

        In 2013, 2012 and 2011, there were no funds released from or deposited into the Special Cost Escrow account.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty properties, as of October 31, 2013, was approximately $5.5 million, net to the entire Royalty; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the underlying conveyance of the royalty if, and when, net proceeds would otherwise be payable on the royalty.

        RNR Production was the purchaser of the partial interests in the overriding royalty interest sold pursuant to the 2011 Royalty Sale and the 2013 Royalty Sale and now holds 40% of the Original Royalty (or 10% of 8/8ths) and 40% of the Partnership's rights and obligations with respect to the Special Cost Escrow, which were assigned in connection with the 2011 Royalty Sale and the 2013 Royalty Sale

        The discussion of the terms of the Conveyance and Special Cost Escrow Account contained herein is qualified in its entirety by reference to the Conveyance.

        Deposits to the Special Cost Escrow Account will be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

(6) Reserve For Future Trust Expenses

        Historically, the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of December 31, 2013, the reserve amount was $873,640. Prior to the 2013 Royalty Sale, all Trust expenses during the year ended December 31, 2013 were paid for through the proceeds from the 2011 Royalty Sale and partial use of Note proceeds. However, in connection with the 2013 Royalty Sale, the Trust received a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in October 2013 to

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Reserve For Future Trust Expenses (Continued)

repay the Trust's indebtedness under the Note and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust.

        There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Absent the receipt of Net Proceeds or other actions being taken, at some time, the Trust will not have sufficient funds to pay the liabilities of the Trust. Based upon currently estimated expenditures, it is anticipated that the Trust's existing cash reserves will be depleted during the fourth quarter of 2014. As such, the Trustees may take certain actions, discussed below, on behalf of the Trust as permitted under the Trust Agreement, which could materially impact the Unit holders.

        Pursuant to the terms of the Trust Agreement, the Trustees are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. As discussed in Note 11, the Trustees borrowed funds from which a portion of the proceeds were used to pay for Trust expenses.

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

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the 2011 Royalty Sale, which generated $1,600,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,485,851, representing 99.99% of the net proceeds from the sale of $1,486,000. The Trust used such net proceeds solely for the payment of expenses of the Trust. The 2011 Royalty Sale was made to RNR Production on October 27, 2011, though the assignment was effective as of August 1, 2011.

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. As of December 31, 2013, the amount of such fees was approximately $339,414. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid. Such Trustees fees were paid in full by the Trust in January 2014.

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

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Reserve For Future Trust Expenses (Continued)

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the 2013 Royalty Sale, which generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under the Note and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust. The Partnership has retained a 60% interest in the Original Royalty, and thus the Partnership will receive in the future only 15% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Partnership's Royalty. The 2013 Royalty Sale to RNR Production closed on October 31, 2013, though the assignment was effective as of August 1, 2013.

        The Trust's share of Royalty income was reduced by approximately $101,000 and $206,000, respectively, for each of the years ended December 31, 2013 and December 31, 2012, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

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

(9) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The reserve study prepared by DeGolyer and MacNaughton as of October 31, 2013 includes projected reserves attributable to the wells drilled by Arena but does not include any capital expenditures for the redevelopment of Eugene Island 339. The 2013 Reserve Report does include the then-estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Royalty relating thereto estimated to be approximately $19.8 million, of which approximately $19.76 million had been incurred through March 1, 2014. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2013, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

        Estimated net proved reserves attributable to the net profits interest owned by the Partnership, as of October 31, 2013, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2010(2)	180,070	1,216,438
Sales of Minerals in Place(4)	(25,112)	(128,271)
Revisions of Previous Estimates	(27,760)	(523,637)
Production(3)	(26,774)	(51,434)

Reserves as of October 31, 2011(2)	100,424	513,096
Revisions of Previous Estimates	46,606	193,170
Production(3)	(13,692)	(19,783)

Reserves as of October 31, 2012(2)	133,338	686,483
Sales of Minerals in Place(5)	(33,335)	(171,621)
Revisions of Previous Estimates	(13,446)	3,684
Production(3)	(22,507)	(23,501)

Reserves as of October 31, 2013(2)	64,050	495,045

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

(4)
Represents the 2011 Royalty Sale.

(5)
Represents the 2013 Royalty Sale.

        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas. Future cash inflows as of October 31, 2013, 2012 and 2011 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2013, 2012 and 2011) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (dollars in thousands):

	Twelve Months Ended October 31,
	2013	2012	2011
Future cash inflows	$15,928	$24,417	$22,375
Future production costs	(5,275)	(5,319)	(5,437)
Cost Escrow as of October 31	1	1	1
Future development costs	(2,073)	(4,545)	(5,449)

Future net cash flows	8,580	14,553	11,490
10% annual discount for estimated timing of cash flows	(2,468)	(2,952)	(2,953)

Standardized measure of discounted future net cash flows(1)	$6,112	$11,601	$8,537

(1)
No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

        The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (dollars in thousands):

	Twelve Months Ended October 31,
	2013	2012	2011
Beginning of year	$11,601	$8,537	$15,026
Sale of oil and gas produced, net of production costs	(2,458)	(1,075)	(2,695)
Sale of minerals in place	(1,528)	—	(2,134)
Net changes in prices and production costs	1,089	(431)	1,191
Changes in estimated future development costs, net	(2,472)	(720)	1,094
Revisions of previous quantity estimates	(1,048)	4,436	(5,147)
Accretion of discount	928	854	1,202

End of year	$6,112	$11,601	$8,537

        Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate unweighted arithmetic average sales prices (inclusive of adjustments for quality and location) in effect at October 31, 2013, 2012 and 2011 as follows:

	2013	2012	2011
Oil (per Bbl)	$105.41	$94.36	$92.34
Gas (per Mcf)	$3.64	$2.87	$4.32

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

September 2008. The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through March 1, 2014. In December 2009, Chevron and Arena entered into the Arena Agreement, pursuant to which Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Original Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

        The reserve volumes and revenue values attributable to the Partnership's royalty interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership's royalty interest and the retained interest of the Working Interest Owners in the Royalty Properties. Net reserves attributable to the Partnership's royalty interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the subject properties based on the ratio of the Partnership's interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership's royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership's royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership's royalty interest are located in the United States. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $8.6 million as of October 31, 2013 based on the reserve study of DeGolyer and MacNaughton.

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

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(10) Related Party Transactions (Continued)

        Crude oil sales to Chevron Corporation accounted for approximately 100% of crude oil revenues from the Royalty Properties during each of the years ended December 31, 2013, 2012 and 2011. During the year ended December 31, 2013, 2012 and 2011, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

        The Trust's share of Royalty income was reduced by approximately $101,000, $206,000 and $305,000 in 2013, 2012 and 2011, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2013, 2012 and 2011.

(11) Note Payable

        On May 23, 2013, the Trust executed the Note for $300,000 payable to The Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee, serving as lender. The Note evidences an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The Note was due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by The Bank of New York Mellon, N.A. or (ii) May 23, 2014. The Note bore interest at a rate per annum equal to one-half percent (0.5%). Proceeds from the Note were used solely for the payment of expenses of the Trust and no distributions were made to the Unit holders. During November 2013, the Note was repaid in full.

(12) Subsequent Events

        As discussed in Note 6, the suspended Trustees fees were paid in full by the Trust in January 2014.

(13) Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2013:
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

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2013, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chevron.

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

        The Corporate Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Corporate Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Corporate Trustee's evaluation under the framework in Internal Control—Integrated Framework (1992), the Corporate Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2013.

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

Item 11.    Executive Compensation.

        During the year ended December 31, 2013, the Corporate Trustee and each of the Individual Trustees received compensation from the Trust in an aggregate amount of $0. The Trust does not have any executive officers.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of the Units as of March 31, 2014 by each person who, to the Trustees' knowledge, beneficially owns more than 5% of the outstanding Units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
RNR Production, Land and Cattle Company, Inc.(1)(2)	Units of Beneficial Interest	730,265	15.4%

(1)
Has a principal business address of 14531 Hwy 377 South, Forth Worth, TX 76126.

(2)
This information has been derived from a Schedule 13D/A filed with the SEC on February 26, 2014. Based on the information contained in the filing, RNR Production, Land and Cattle Company, Inc., Roy T. Rimmer, Jr. and Nancy Rimmer have shared voting power and dispositive power with respect to, and beneficially own, an aggregate of 730,265 Units.
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

        Crude oil sales to Chevron Corporation accounted for approximately 100% of crude oil revenues from the Royalty Properties for each of the years ended December 31, 2013, 2012 and 2011. During the years ended December 31, 2013, 2012 and 2011, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

        The Trust's share of Royalty income was reduced by approximately $101,000 $206,000 and $305,000 in 2013, 2012 and 2011, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2013, 2012 and 2011. Chevron, as the Managing General Partner of the Partnership, was paid a management fee of $673,692 for 2013 by the Partnership.

Item 14.    Principal Accountant Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustees. The Trustees have appointed Deloitte & Touche, LLP and its affiliates (collectively "Deloitte") as the independent registered public accounting firm to audit the trust's financial statements for the fiscal year ending December 31, 2014. During fiscal 2013, Deloitte served as the Trust's independent registered public accounting firm and also provided certain tax services.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2013 and 2012 by Deloitte:

	2013	2012
Audit fees(1)	$135,000	$150,000
Audit-related fees	—	—
Tax fees(2)	8,000	8,000
All other fees	—	—

Total fees	$143,000	$158,000

(1)
Fees for audit services in 2013 and 2012 consisted of the audit of the Trust's annual financial statements and reviews of the Trust's quarterly financial statements.

(2)
Fees for tax services billed in 2013 and 2012 consisted of tax compliance services.

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

		SEC File or Registration Number	Exhibit Number
4(a)*	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(a	)

4(b)*	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(b	)

4(c)*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(c	)

4(d)*	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(d	)

4(e)*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(e	)

		SEC File or Registration Number	Exhibit Number
10(a)*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	10(a	)

10(b)*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	000-06910	10(b	)

10(c)*	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	000-06910	10(c	)

10(d)*	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	000-06910	10(d	)

10(e)*	Letter Agreement, effective August 1, 2011, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.2 to Current Report on Form 8-K filed October 27, 2011)	000-06910	99.2

10(f)*	Partial Assignment of Overriding Royalty Interests, effective August 1, 2011, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.3 to Current Report on Form 8-K filed October 27, 2011)	000-06910	99.3

10(g)*	Letter Agreement, effective August 1, 2013, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.2 to Current Report on Form 8-K filed October 31, 2013)	000-06910	99.2

10(h)*	Partial Assignment of Overriding Royalty Interests, effective August 1, 2013, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.3 to Current Report on Form 8-K filed October 31, 2013)	000-06910	99.3

31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Study of DeGolyer and MacNaughton

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2014.

TEL OFFSHORE TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Signature		Date

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich, Vice President & Trust Officer	March 31, 2014
INDIVIDUAL TRUSTEES
	/s/ GARY C. EVANS Gary C. Evans, Individual Trustee	March 31, 2014
	/s/ THOMAS H. OWEN, JR. Thomas H. Owen, Jr., Individual Trustee	March 31, 2014
	/s/ JEFFREY S. SWANSON Jeffrey S. Swanson, Individual Trustee	March 31, 2014

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