Form 10-Q
period 2014-03-31
TEL OFFSHORE TRUST
filed 2014-05-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

(512) 236-6599
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

        As of May 13, 2014, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (this "Form 10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and elsewhere herein regarding the financial position, production and reserve growth, and other plans and objectives are forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "could," "may," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions about future events. Although Chevron USA, Inc., the Managing General Partner of the TEL Offshore Trust Partnership, has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations are disclosed in the risk factors discussed in Item 1A of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 10-K") and such other factors as may be set forth from time to time in the Trust's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Managing General Partner or the Trust or persons acting on behalf of the Managing General Partner or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$384,715	$873,640
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,253,527 and $28,253,140, respectively	14,128	14,515

Total assets	$398,843	$888,155

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	384,715	873,640
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	14,128	14,515

Total liabilities and Trust corpus	$398,843	$888,155

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Royalty income	$—	$—
Interest income	—	5

	—	5
Decrease in reserve for future Trust expenses	488,925	176,360
General and administrative expenses	(488,925)	(176,365)

Distributable income	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Trust corpus, beginning of period	$14,515	$17,308
Distributable income	—	—
Distribution payable to Unit holders	—	—
Amortization of net overriding royalty interest	(387)	(1,098)

Trust corpus, end of period	$14,128	$16,210

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At March 31, 2014 and December 31, 2013, respectively, the reserve amount was $384,715 and $873,640;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $8.6 million (unaudited) as of October 31, 2013. Such future net revenues include projected reserves attributable to the three wells drilled by Arena Offshore, LP ("Arena") but do not include capital expenditures attributable to the redevelopment of to Eugene Island 339. However, such future net revenues do include the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Original Royalty as of October 31, 2013 relating thereto estimated to be approximately $19.8 million, approximately $19.76 million of which had been incurred through March 31, 2014. Upon termination of the Trust,

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(1) Trust Organization (Continued)

  the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

        On October 27, 2011, the Partnership sold 20% of the Original Royalty for gross proceeds of $1,600,000. See Note 3.

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

        The Trustees, including the Corporate Trustee, have no authority over, have not evaluated and make no statement concerning, the internal control over financial reporting of any of the owner or owners of the Royalty Properties (the "Working Interest Owners").

(2) Basis of Accounting and Going Concern

        The accompanying unaudited financial information has been prepared by the Corporate Trustee. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America ("GAAP"). The Corporate Trustee and the Individual Trustees believe that the information furnished reflects all adjustments that are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2013.

        Overriding Royalty Interest.    The Trust uses the modified cash basis of accounting to report Trust receipts from the overriding royalty and payments of expenses incurred. The actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust's overriding royalty interest. The overriding royalty interest entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, post-production costs including plugging and abandonment, and producing overhead of the underlying properties) multiplied by the Partnership's interest in the Original Royalty. The Original Royalty initially represented a 25% net profits interest but after the previous sales by the Partnership, the Royalty now represents a 15% net profits interest.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

        Modified Cash Basis of Accounting.    The condensed financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, liabilities, Trust corpus, earnings and distributions, as follows:

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
  Proceeds from loans used to pay for Trust expenses is charged directly to Trust corpus.

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

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

        Impairment of Investment in Overriding Royalty Interest.    The Trust reviews overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three months ended March 31, 2014.

        Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid short-term investments with original maturities of three months or less.

        Reserve for future Trust expenses.    Represents cash reserves for future Trust expenses established by the Trustee. The changes in reserves for future Trust expenses includes both changes of amounts deemed necessary by the Trustees and related distributions, as well as amounts paid from the reserve during periods when the Trust has insufficient income to pay Trust expenses. See Note 6.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

        Proceeds from Sale of Overriding Royalty.    The Trust records proceeds from the sale of Overriding Royalty Interests when received.

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the three months ended March 31, 2014, applicable to the Trust or its condensed financial statements.

        Going Concern.    The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. The Trust has not received Royalty income since the fourth quarter of 2008. The lack of sufficient Net Proceeds to make distributions in the foreseeable future as discussed in Note 4 and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. Certain potential alternatives available to the Trustees are described in Note 6. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Net Overriding Royalty Interest

        The Original Royalty entitled the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, "Net Proceeds" means the amount received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and the Special Cost Escrow account. The Special Cost Escrow account is established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds do not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments are extinguished or repaid through the future delivery of gas.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Net Overriding Royalty Interest (Continued)

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2011 Royalty Sale") of 20% of the Original Royalty (or 5% of 8/8ths). The 2011 Royalty Sale was made to RNR Production on October 27, 2011, though the assignment was effective as of August 1, 2011. Refer to Note 6 for further discussion of the 2011 Royalty Sale.

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2013 Royalty Sale") of 25% of its remaining interest in the Original Royalty (or 5% of 8/8ths). The 2013 Royalty Sale to RNR Production closed on October 31, 2013, though the assignment was effective as of August 1, 2013. Refer to Note 6 for further discussion of the 2013 Royalty Sale.

        Following the 2011 Royalty Sale and the 2013 Royalty Sale, the Partnership has retained a 60% interest in the Original Royalty, and thus the Partnership will receive in the future only 15% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Partnership's Royalty.

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period; however, (i) as a result of the 2011 Royalty Sale, on the last business day of each calendar quarter after August 1, 2011 and prior to August 1, 2013, the Working Interest Owners were to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period and (ii) as a result of the 2013 Royalty Sale, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners are to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Partnership during the quarter ended March 31, 2014 would substantially represent the revenues and expenses from the Royalty Properties from November 2013 through January 2014. Similarly, any cash conveyed to the Trust from the Partnership during the quarter ended March 31, 2013 would substantially represent the revenues and expenses from the Royalty Properties from November 2012 through January 2013. However, there was no cash conveyed to the Trust from the Partnership pursuant to its overriding royalty interest in the Royalty Properties from either November 2013 through January 2014 or November 2012 through January 2013. The financial and operating information included in this Form 10-Q for the three months ended March 31, 2014 and March 31, 2013 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November, December, and January. Income received pursuant to the Partnership's overriding royalty interest is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Distributions to Unit Holders

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. These distributions are referred to as "distributable income." The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.

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

        While oil and gas production at Ship Shoal 182 and 183 and at Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from its interests in the Royalty Properties, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells of Eugene Island 339, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through March 31, 2014. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of January 31, 2014, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $4.9 million, net to the entire Original Royalty ($3.0 million applicable to the Trust).

        For the three months ended March 31, 2014, the Trust had undistributed net income of $63,968, representing the Trust's portion of the aggregate undistributed net income of $426,454 associated with the Royalty Properties for the three months ended March 31, 2014. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Distributions to Unit Holders (Continued)

        The Trust's portion of the cumulative undistributed net loss associated with the Royalty Properties was $2,955,982 as of January 31, 2014. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interests Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of March 31, 2014, approximately $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        During the first quarter of 2014 and during 2013, there were no funds released from or deposited into the Special Cost Escrow account.

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Special Cost Escrow Account (Continued)

        Deposits to the Special Cost Escrow Account will be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made.

(6) Reserve For Future Trust Expenses

        Historically, the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of March 31, 2014 and December 31, 2013, the reserve amount was $384,715 and $873,640, respectively.

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

        Pursuant to the terms of the Trust Agreement, the Trustees are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. As discussed in Note 10, the Trustees borrowed funds from which a portion of the proceeds were used to pay for Trust expenses.

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. As of December 31, 2013, the amount of such fees was approximately $339,414. The suspended fees were paid in full by the Trust in January 2014 and are included within general and administrative expenses for the three months ended March 31, 2014.

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of March 31, 2014, the amount of such fees was approximately $56,553 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

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

(9) Related Party Transactions

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Related Party Transactions (Continued)

        Crude oil sales from the Chevron Corporation accounted for approximately 100% of crude oil revenues from the Royalty Properties for the three months ended March 31, 2014 and 2013. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during the three months ended March 31, 2014 and 2013.

        The Trust's share of Royalty income was reduced by approximately $18,960 and $39,722 for each of the three months ended March 31, 2014 and March 31, 2013, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

(10) Note Payable

        On May 23, 2013, the Trust executed the Note payable to Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The outstanding indebtedness evidenced by the Note was paid by the Trust in November 2013 from proceeds of the 2013 Royalty Sale.

(11) Subsequent Events

        On April 11, 2014, the Trust issued a press release announcing that there would be no trust distribution for the first quarter of 2014 for Trust unitholders of record on March 31, 2014.

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Trust's source of capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $8.6 million as of October 31, 2013. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. The Trust has not received a distribution of Net Proceeds since December 2008. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Royalty in order to pay Trust expenses. As of March 31, 2014, the cash reserves remaining from the 2013 Royalty Sale were $384,715. Based upon currently estimated expenditures, it is anticipated that the existing cash reserves will be depleted during the fourth quarter of 2014. In light of the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, the Trustees continue to evaluate all alternatives available to the Trust to obtain funds or to reduce the ongoing costs and expenses of the Trust. As a result, there is no guarantee that any further distributions from the Trust will be made.

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

        Pursuant to the terms of the Trust Agreement, the Trustees, on behalf of the Trust, are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. Accordingly, on May 23, 2013, the Trust executed that certain Demand Promissory Note (the "Note") for $300,000 payable to Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The outstanding indebtedness evidenced by the Note was paid by the Trust in November 2013 from proceeds of the 2013 Royalty Sale.

        On October 27, 2011, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2011 Royalty Sale") of 20% of the Original Royalty (or 5% of 8/8ths), which generated $1,600,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,485,581, representing 99.99% of the net proceeds from the sale of $1,486,000. The 2011 Royalty Sale was made to RNR Production, Land and Cattle Company, Inc. ("RNR Production") on October 27, 2011, though the assignment was effective as of August 1, 2011.

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. As of December 31, 2013, the amount of such fees was approximately $339,414. The suspended fees were paid in full by the Trust in January 2014 and are included within general and administrative expenses for the three months ended March 31, 2014.

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of March 31, 2014, the amount of such fees was approximately $56,553 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2013 Royalty Sale") of 25% of its remaining interest in the Original Royalty (or 5% of 8/8ths), which generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under the Note and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust.

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

        The platforms and wells on Eugene Island 339 were completely destroyed by Hurricane Ike. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through March 31, 2014. In December 2009, Chevron and Arena entered into a participation agreement (as amended, the "Arena Agreement"), pursuant to which Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. See "—Operations" for a more detailed discussion of Eugene Island 339.

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

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. The lease for West Cameron 643 expired on May 31, 2010 and the lease for East Cameron 371 expired on March 31, 2010. Plugging and abandoning of the wells at West Cameron 643 was completed in October 2012. Field abandonment work for East Cameron 371, including the related wells, equipment platforms and any field infrastructure, remains to be completed.

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through March 31, 2014. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of January 31, 2014, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $4.9 million, net to the entire Original Royalty (or $3.0 million, net to the Trust). While Chevron has not withdrawn any funds from the Special Cost Escrow Account since the fourth quarter of 2010, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations"

        Substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for oil and gas, worldwide political conditions, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables.

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

        Historically the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the quarter ended March 31, 2014, the Trust utilized $488,925 of the proceeds from the 2013 Royalty Sale to pay for Trust expenses and as a result the reserve balance of $873,640 as of December 31, 2013 was reduced to $384,715 as of March 31, 2014.

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

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2013 future net revenues attributable to the Trust's royalty interests were estimated at $8.6 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2013 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 4% of the future net revenues from the Royalty Properties are expected to be received by the Trust by October 31, 2015. The reserve study does include projected reserves attributable to the well drilled by Arena during the fourth quarter of 2012 on Eugene Island 339 but does not include any capital expenditures for any redevelopment of Eugene Island 339. However, such reserve study does include the Trust's share of the estimated total plugging and abandonment costs related to Eugene Island 339. Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through March 31, 2014. Because the Trust will terminate in the event estimated future net revenues fall below $1.2 million, it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust's Annual Report on Form 10-K for the year ended December 31, 2013. The Trust's Form 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2013, there were no funds released or escrowed from the Special Cost Escrow account. As of March 31, 2014, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        Aggregate development and production costs in excess of the related proceeds for the royalty properties, as of January 31, 2014, was approximately $4.9 million, net to the entire Royalty ($3.0 million applicable to the Trust); however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the underlying conveyance of the royalty if, and when, net proceeds would otherwise be payable on the royalty. During the first quarter of 2014 and during 2013, there were no funds released from or escrowed into the Special Cost Escrow account. As of March 31, 2014, $1,000 remained in the Special Cost Escrow account.

        In connection with the 2013 Royalty Sale, and including the effect of the 2011 Royalty Sale, the Partnership has assigned an aggregate 40% of its rights and obligations with respect to the Special Cost Escrow account.

        Chevron, in its capacity as Managing General Partner of the Partnership, has advised the Trust that additional deposits to the Special Cost Escrow account will be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits could result in a significant reduction in Royalty income in the periods in which such deposits are made, including the possibility that no Royalty income would be received in such periods.

Three Months Ended March 31, 2014 and 2013

  Royalty Trust Comparison

        Royalty income was $0 for the three months ended March 31, 2014 and 2013. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $426,454, or $63,968 attributable to the Trust, for the production period of November and December 2013 and January 2014 attributable to the three months ended March 31, 2014 and by $3,703,850, or $740,770 attributable to the Trust for the production period of November and December 2012 and January 2013 attributable to the three months ended March 31, 2013. The large fluctuation is primarily due to working interest audit adjustments, which impacted the production period attributable to the three months ended March 31, 2013. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the quarters ended March 31, 2014 and 2013.

        General and administrative expenses for the Trust were $488,925 for the three months ended March 31, 2014 compared to $176,365 for the three months ended March 31, 2013. The increase is due to the timing of the recording of expenses, of which $339,414 related to payment of the suspended Trustee fees paid in January 2014.

        The reserve for future Trust expenses decreased $488,925 from December 31, 2013 to March 31, 2014 due to payments for Trust expenses.

        There was no distributable income for each of the three months ended March 31, 2014 and March 31, 2013 and therefore no distributions to unit holders.

        For the three months ended March 31, 2014 and March 31, 2013, the Trust had undistributed net income of $63,968 and $740,770, respectively, representing the Trust's portion of the undistributed net income of $426,454 and $3,703,850 associated with the Royalty Properties for the three months ended March 31, 2014 and 2013. The net income for the Royalty Properties for the production period of November and December 2012 and January 2013 reflects the benefit of an audit adjustment of Eugene Island 339, which resulted in additional proceeds of $1,869,919 ($373,984 net to the Trust) for the three months ended March 31, 2013, as well as prior period adjustments for Eugene Island 342. The cumulative undistributed net loss for the Trust was $2,955,982 as of January 31, 2014. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

Natural Gas and Gas Products

        Gas revenues decreased $1,829,998, or 95%, to $92,267 in the first quarter of 2014 from $1,922,265 in the first quarter of 2013. The reduction is the result of working interest audit adjustments for Eugene Island 339 and Eugene Island 342, which resulted in additional proceeds of $1,884,307 for the first quarter of 2013. Gas volumes during the first quarter of 2014 decreased 88% to 20,587 Mcf from 172,227 Mcf in the first quarter of 2013. The decrease in volumes is due primarily to the prior period working interest audit adjustment for Eugene Island 339 and, to a lesser extent, the prior period adjustment for Eugene Island 342. The average price received for natural gas increased approximately

18.2% from an average price, excluding adjustments, of $3.85 per Mcf in the first quarter of 2013 to $4.55 per Mcf in the first quarter of 2014. As a result of the audit adjustment for Eugene Island 339 and prior period adjustment for Eugene Island 342, gas products revenue increased $556,017, or 108%, to $42,403 in the first quarter of 2014 from $(513,614) in the first quarter of 2013. Also as a result of the adjustments, gas products volumes during the first quarter of 2014 increased 115% to 51,843 gallons, compared to (348,234) gallons in the first quarter of 2013.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $1,604,359, or 42%, to $2,248,374 in the first quarter of 2014 from $3,852,733 in the first quarter of 2013. The reduction is the result of working interest audit adjustments for Eugene Island 339 and Eugene Island 342, which resulted in additional proceeds of $852,014 for the first quarter of 2013 and a decline in production for Ship Shoal 182/183 for the first quarter of 2014. Oil volumes decreased 55% from 49,840 barrels in the first quarter of 2013 to 22,568 barrels in the first quarter of 2014. The decrease in volumes is due primarily to the decline in production for Ship Shoal 182/183 and the audit adjustment for Eugene Island 339 and, to a lesser extent, the adjustment for Eugene Island 342. The average price received for crude oil and condensate production decreased 5%, or $5.23, to $98.95 per barrel in the first quarter of 2014 from $104.18 per barrel in the first quarter of 2013, excluding the impact of the adjustments for Eugene Island 339 and Eugene Island 342.

Capital Expenditures

        Capital expenditures decreased by $24,375, or 15%, from $166,009 in the first quarter of 2013 to $141,634 in the first quarter of 2014. The higher amount of capital expenditures during the first quarter of 2013 relate primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183.

Production Expenses

        Production expenses increased by $423,432, or 30%, from $1,391,524 in the first quarter of 2013 to $1,814,956 in the first quarter of 2014. The increase in operating expenses is due to maintenance projects at Ship Shoal 169 in the first quarter of 2014 as compared to the first quarter of 2013.

Special Cost Escrow Account

        In the first quarter of 2014, there were no funds released from or escrowed into the Special Cost Escrow account. As of March 31, 2014, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the first quarter of 2014 as compared to operations for the first quarter of 2013 based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 net crude oil revenues decreased from $852,014 in the first quarter of 2013 to $732,405 in the first quarter of 2014, due to a decrease in net crude oil production from 19,958 barrels in the first quarter of 2013 to 7,419 barrels in the first quarter of 2014. Gas revenues decreased from $1,884,307 in the first quarter of 2013 to $49,018 in the first quarter of 2014, due to a decrease in gas production from 162,885 Mcf in the first quarter of 2013 to 11,477 Mcf in the first quarter of 2014. The decrease in volumes is primarily attributable to the benefit of the working interest audit adjustment of Eugene Island 339 being reflected in the first quarter of 2013. While no actual proceeds or revenues were received from Eugene Island 339 for the months of November and December 2012 and January 2013, the first quarter of 2013 revenues and production include and reflect the benefit of a working interest audit adjustment of Eugene Island 339. Capital expenditures were $0 in the first quarter of 2013 and the first quarter of 2014. Operating expenses decreased from $277,231 in the first quarter of 2013 to $35,369 in the first quarter of 2014 due primarily to increased well and platform abandonment costs in the first quarter of 2013 as compared to the first quarter of 2014.

Ship Shoal 182/183

        Ship Shoal 182/183 net crude oil revenues decreased from $2,821,975 in the first quarter of 2013 to $1,364,701 in the first quarter of 2014, due to a decrease in net crude oil production from 27,112 barrels in the first quarter of 2013 to 13,646 barrels in the first quarter of 2014. The decrease in volumes was primarily due to multiple shut ins for facility improvement projects during the first quarter of 2014. There was also a decrease in the average crude oil price received from $104.09 per barrel in the first quarter of 2013 to $100.01 per barrel for the same period in 2014. Gas revenues increased from $14,476 in the first quarter of 2013 to $31,875 in the first quarter of 2014, due to an increase in gas production from 3,479 Mcf in the first quarter of 2013 to 5,850 Mcf in the first quarter of 2014 as a result of the shut ins during the first quarter of 2013. Gas revenues also increased due an increase in the average gas revenue price received from $4.16 per Mcf in the first quarter of 2013 to $5.45 per Mcf for the same period in 2014. Capital expenditures decreased from $162,195 in the first quarter of 2013 to $139,512 in the first quarter of 2014. Operating expenses increased from $901,198 in the first quarter of 2013 to $1,635,075 for the same period in 2014 due to several maintenance projects during the first quarter of 2014.

South Timbalier 36/37

        South Timbalier 36/37 crude oil revenues decreased from $106,214 in the first quarter of 2013 to $91,588 for the same period in 2014 due primarily to a decrease in the average crude oil price received from $106.72 per barrel in the first quarter of 2013 to $98.96 per barrel in the first quarter of 2014. In addition, there was a slight decrease in oil production volumes from 995 barrels in the first quarter of 2013 to 926 barrels in the first quarter of 2014. Gas revenues increased from $8,490 in the first quarter of 2013 to $11,374 in the first quarter of 2014 due to an increase in gas production from 2,485 Mcf in the first quarter of 2013 to 3,259 Mcf in the first quarter of 2014 and an increase in the average natural gas price received from $3.42 per Mcf in the first quarter of 2013 to $3.49 per Mcf in the first quarter of 2014. Capital expenditures decreased from $3,814 in the first quarter of 2013 to $2,122 in the first quarter of 2014. The costs in the first quarter of 2013 were primarily associated with facility improvements. Operating expenses increased from $14,486 in the first quarter of 2013 to $18,114 in the first quarter of 2014 due to maintenance repairs conducted during the first quarter of 2014.

Eugene Island 342

        Production from Eugene Island 342 effectively ceased in the first quarter of 2011 because a third party pipeline from the field was shut in due to a leak. Following repairs to fix the leak, limited production resumed in July 2012. Net crude oil revenues were $59,681 and net crude oil production was 578 barrels in the first quarter of 2014. While there was no actual production of oil or gas from Eugene Island in the first quarter of 2013, as a result of prior period adjustments, net crude oil revenues were $72,530 and net crude oil production was 1,776 barrels in the first quarter of 2013. Gas revenues were $0 and gas production was 0 Mcf in the first quarter of 2014, compared to gas revenues of $14,993 and gas production of 3,377 Mcf in the first quarter of 2013 as a result of the prior period adjustments. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the first quarter of 2014 and 2013.

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

        Chevron has completed the work required to clear the remaining infrastructure and abandon existing wells on Eugene Island 339, with estimated costs to the Royalty relating thereto of approximately $19.8 million, approximately $19.76 million of which had been incurred through March 31, 2014.

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

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. The lease for West Cameron 643 expired on May 31, 2010 and the lease for East Cameron 371 expired on March 31, 2010. Plugging and abandoning of the wells at West Cameron 643 was completed in October 2012. Field abandonment work for East Cameron 371, including the related wells, equipment platforms and any field infrastructure, remains to be completed.

Overview of Production, Prices and Royalty Income

        The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners' calculations of the Net Proceeds and Royalties paid to the Trust during the periods indicated. The following information for the three months ended March 31, 2013 includes the effect of the audit adjustments of Eugene Island 339 and Eugene Island 342. Net Proceeds due to the Trust are calculated for each three month period commencing on the first day of February, May, August and November.

	Royalty Properties Three Months Ended March 31,(1)
	2014	2013
Crude oil and condensate (bbls)	22,568	49,840
Natural gas and gas products (Mcfe)	29,227	114,188
Crude oil and condensate average price, per bbl(2)	$99.63	$77.30
Natural gas average price, per Mcf (excluding gas products)(3)	$4.48	$11.16
Crude oil and condensate revenues	$2,248,374	$3,852,733
Natural gas and gas products revenues	134,670	1,408,651
Production expenses	(1,814,956)	(1,391,524)
Capital expenditures	(141,634)	(166,009)
Interest
Undistributed net loss (income)(4)	(426,454)	(3,703,850)
Refund of (provision for) Special Cost Escrow	—	—

Net Proceeds	—	—
Royalty interest	X15%	x20%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income(5)	$—	$—

(1)
Amounts are based on production for the three-month period ended January 31 of each year, respectively, and include the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price was $98.95 and $104.18 per barrel, respectivley.

(3)
Excluding the adjustments, the average price was $4.55 and $3.85 per Mcf, respectively.

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

Critical Accounting Policies

        Modified Cash Basis of Accounting.    The Trust's condensed financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than GAAP. This method of accounting is consistent with reporting of taxable income to the Trust unitholders. The most significant differences between the Trust's condensed financial statements and those prepared in accordance with GAAP are:

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
  Proceeds from loans used to pay for Trust expenses is charged directly to Trust corpus.

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

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended March 31, 2014 applicable to the Trust or its condensed financial statements.

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

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the Managing

General Partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustees rely upon the Working Interest Owners and Managing General Partner for information regarding the Royalty Properties" in the 2013 Form 10-K for a description of certain risks relating to these arrangements and reliance on and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

        Changes in Internal Control Over Financial Reporting.    During the three months ended March 31, 2014, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2013.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4(a	)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(a	)

4(b	)*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(b	)

4(c	)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(c	)

4(d	)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(d	)

4(e	)*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(e	)

10(a	)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	10(a	)

10(b	)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(b	)

				SEC File or Registration Number	Exhibit Number
10(c	)*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(c	)

10(d	)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10(d	)

31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Date: May 14, 2014

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