Form 10-Q
period 2014-09-30
TEL OFFSHORE TRUST
filed 2014-11-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of November 12, 2014, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (this "Form 10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and elsewhere herein regarding the financial position, production and reserve growth, and other plans and objectives are forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "could," "may," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions about future events. Although Chevron USA, Inc., the Managing General Partner of the TEL Offshore Trust Partnership, has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations are disclosed in the risk factors discussed in Item 1A of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 10-K"), in Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and such other factors as may be set forth from time to time in the Trust's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Managing General Partner or the Trust or persons acting on behalf of the Managing General Partner or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$19,721	$873,640
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,254,819 and $28,253,140, respectively	12,836	14,515

Total assets	$32,557	$888,155

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Reserve for future Trust expenses	19,721	873,640
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	12,836	14,515

Total liabilities and Trust corpus	$32,557	$888,155

The accompanying notes are an integral part of these condensed financial statements.

TEL OFFSHORE TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Royalty income	$—	$—	$—	$—
Interest income	—	4	—	11

	—	4	—	11
Decrease in reserve for future Trust expenses	187,957	—	853,918	223,925
Proceeds from note used for Trust expenses	—	118,589	—	162,759
General and administrative expenses	(187,957)	(118,593)	(853,918)	(386,695)

Distributable income	—	—	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

The accompanying notes are an integral part of these condensed financial statements.

TEL OFFSHORE TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$13,500	$(28,441)	$14,515	$17,308
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Proceeds from note used for Trust expenses	—	(118,589)	—	(162,759)
Amortization of net overriding royalty interest	(664)	(482)	(1,679)	(2,061)

Trust corpus, end of period	$12,836	$(147,512)	$12,836	$(147,512)

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At September 30, 2014 and December 31, 2013, respectively, the reserve amount was $19,721 and $873,640;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $8.6 million (unaudited) as of October 31, 2013. Such future net revenues include projected reserves attributable to the three wells drilled by Arena Offshore, LP ("Arena") but do not include capital expenditures attributable to the redevelopment of Eugene Island 339. However, such future net revenues do include the estimated total plugging and abandonment costs related to Eugene Island 339, with costs to the Original Royalty as of October 31, 2013 relating thereto estimated to be approximately $19.8 million, with no further

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(1) Trust Organization (Continued)

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

        Impairment of Investment in Overriding Royalty Interest.    The Trust reviews overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three or nine months ended September 30, 2014.

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the three months ended September 30, 2014, applicable to the Trust or its condensed financial statements.

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

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period; however, (i) as a result of the 2011 Royalty Sale, on the last business day of each calendar quarter after August 1, 2011 and prior to August 1, 2013, the Working Interest Owners were to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period and (ii) as a result of the 2013 Royalty Sale, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners are to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Partnership during the quarter ended September 30, 2014 would substantially represent the revenues and expenses from the Royalty Properties from May 2014 through July 2014. Similarly, any cash conveyed to the Trust from the Partnership during the quarter ended September 30, 2013 would substantially represent the revenues and expenses from the Royalty Properties from May 2013 through July 2013. However, there was no cash conveyed to the Trust from the Partnership pursuant to its overriding royalty interest in the Royalty Properties from either May 2014 through July 2014 or May 2013 through July 2013. The financial and operating information included in this Form 10-Q for the three and nine months ended September 30, 2014 and September 30, 2013 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November, December, January, February, March, April, May, June and July. Income received pursuant to the Partnership's overriding royalty interest is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

        While oil and gas production at Ship Shoal 182 and 183 and at Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from its interests in the Royalty Properties, and there is no guarantee that any further distributions will be made. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the estimate of the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million. No further expenses are expected to be incurred. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of July 31, 2014, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $3.6 million, net to the entire Original Royalty ($2.2 million applicable to the Trust).

        For the three months ended September 30, 2014, the Trust had undistributed net income of $410,092, representing the Trust's portion of the aggregate undistributed net income of $2,733,945 associated with the Royalty Properties for the three months ended September 30, 2014. For the nine

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Distributions to Unit Holders (Continued)

months ended September 30, 2014, the Trust had undistributed net income of $815,831, representing the Trust's portion of the aggregate undistributed net income of $5,438,877 associated with the Royalty Properties for the nine months ended September 30, 2014. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

        The Trust's portion of the cumulative undistributed net loss associated with the Royalty Properties was $2,160,733 as of July 31, 2014. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interests Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of September 30, 2014, approximately $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        During the first nine months of 2014 and during 2013, there were no funds released from or deposited into the Special Cost Escrow account.

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

(6) Reserve For Future Trust Expenses

        Historically, the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of September 30, 2014 and December 31, 2013, the reserve amount was $19,721 and $873,640, respectively.

        There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Absent the receipt of Net Proceeds or other actions being taken, at some time, the Trust will not have sufficient funds to pay the liabilities of the Trust. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the probate proceeding described below, it is anticipated that the Trust's existing cash reserves, including the proceeds from the October 1, 2014 advance from The Bank of New York Mellon as discussed in Note 11, will be depleted during the first quarter of 2015. It is anticipated that the Trust will fund the costs and expenses of the probate proceeding with loans from The Bank of New York Mellon, an affiliate of the Corporate Trustee. However, The Bank of New York Mellon will continue to evaluate the probate proceeding and the costs and expenses associated therewith. It is further anticipated that any such loans will be repaid from any proceeds received by the Trust, including any proceeds received upon any sale of the remaining Royalty and will therefore reduce the cash available for distribution to the Trust's unitholders.

        Pursuant to the terms of the Trust Agreement, the Trustees are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. As discussed in Note 10, the Trustees have previously

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Reserve For Future Trust Expenses (Continued)

borrowed and repaid funds from which a portion of the proceeds were used to pay for Trust expenses. As discussed in Note 11, the Trustees recently borrowed additional funds to pay for Trust expenses.

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

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the 2013 Royalty Sale, which generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under the 2013 Note (as defined in Note 10 below) and has used, and will continue to use, the remaining net proceeds solely for the payment of expenses of the Trust.

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. As of December 31, 2013, the amount of such fees was approximately $339,414. The suspended fees were paid in full by the Trust in January 2014 and are included within general and administrative expenses for the nine months ended September 30, 2014.

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of September 30, 2014, the amount of such fees was approximately $169,658 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

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

Royalty. The goals in filing such probate proceeding (the "Probate Proceeding") are to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Trust's unitholders; and, to, thereafter terminate the Partnership and the Trust. The Trustees are currently in the process of giving notice to all unitholders, which is expected to be completed by the end of 2014. There can be no assurances whether the Court will grant the requested relief and, if such relief is granted, when such actions will be completed.

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

        Crude oil sales from the Chevron Corporation accounted for approximately 100% of crude oil revenues from the Royalty Properties for the three and nine months ended September 30, 2014 and 2013. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during the three and nine months ended September 30, 2014 and 2013.

        The Trust's share of Royalty income was reduced by approximately $23,728 and $36,213 for each of the three months ended September 30, 2014 and 2013, respectively, and $66,094 and $108,108 for each of the nine months ended September 30, 2014 and 2013, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(10) Note Payable

        On May 23, 2013, the Trust executed that certain Demand Promissory Note (the "2013 Note") for $300,000 payable to Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The outstanding indebtedness evidenced by the 2013 Note was paid by the Trust in November 2013 from proceeds of the 2013 Royalty Sale.

(11) Subsequent Events

        On October 1, 2014, The Bank of New York Mellon made an advance to the Trust in the amount of $363,000, and The Bank of New York Mellon Trust Company, N.A., in its capacity as corporate trustee for the Trust, as the borrower, has entered into a Demand Promissory Note (the "2014 Note") with The Bank of New York Mellon, as lender (the "Lender"), relating to the unsecured $363,000 advance. The 2014 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2014 Note, all amounts outstanding under the 2014 Note will be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by the Lender or (ii) December 31, 2015. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2014 Note, in whole or in part, at any time without penalty.

        On October 6, 2014, the Trust issued a press release announcing that there would be no trust distribution for the third quarter of 2014 for Trust unitholders of record on September 30, 2014.

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Source of Liquidity and Capital

        The Trust's primary source of liquidity and capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $8.6 million as of October 31, 2013. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. The Trust has not received a distribution of Net Proceeds since December 2008. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Royalty in order to pay Trust expenses. As of September 30, 2014, the cash reserves remaining from the 2013 Royalty Sale were $19,721; however, including the proceeds from the October 1, 2014 loan, the Trust's cash reserve was approximately $312,240 as of October 31, 2014. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the probate proceeding described below, it is anticipated that the existing cash reserves will be depleted during the first quarter of 2015. In light of the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, the Trustees have considered the alternatives available to the Trust to obtain funds or to reduce the ongoing costs and expenses of the Trust and after evaluating the alternatives available to the Trust, the Trustees elected to institute the probate proceeding described below.

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

        On May 23, 2013, the Trust executed that certain Demand Promissory Note (the "2013 Note") for $300,000 payable to Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. A portion of the proceeds from the 2013 Note were used to pay expenses of the Trust. The outstanding indebtedness evidenced by the 2013 Note was paid by the Trust in November 2013 from proceeds of the 2013 Royalty Sale.

        On October 1, 2014, the Bank of New York Mellon made an advance to the Trust in the amount of $363,000, and the Bank of New York Mellon Trust Company, N.A., in its capacity as corporate trustee for the Trust, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with the Bank of New York Mellon, as lender (the "Lender"), relating to the unsecured $363,000 advance.

The 2014 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2014 Note, all amounts outstanding under the 2014 Note will be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by the Lender or (ii) December 31, 2015. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2014 Note, in whole or in part, at any time without penalty.

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

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. As of December 31, 2013, the amount of such fees was approximately $339,414. The suspended fees were paid in full by the Trust in January 2014 and are included within general and administrative expenses for the nine months ended September 30, 2014.

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2013 Royalty Sale") of 25% of its remaining interest in the Original Royalty (or 5% of 8/8ths), which generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The 2013 Royalty Sale to RNR Production closed on October 31, 2013, though the assignment was effective as of August 1, 2013. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under the 2013 Note and used the remaining net proceeds solely for the payment of expenses of the Trust.

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

As of September 30, 2014, the amount of such fees was approximately $169,658 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        As indicated above, the Trustees have previously authorized the Trust to borrow funds and the Partnership to sell portions of the Original Royalty in an effort to pay the ongoing costs and expenses incurred by the Trust in fulfilling its obligations under the Trust Agreement. As a result of the ongoing costs and expenses of the Trust and the lack of any distributions or assurances of future distributions, on July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requests the Court to modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without unitholder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding are to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Trust's unitholders; and, to, thereafter terminate the Partnership and the Trust. It is anticipated that the Trust will fund the costs and expenses of the probate proceeding with loans from The Bank of New York Mellon, an affiliate of the Corporate Trustee. However, The Bank of New York Mellon will continue to evaluate the probate proceeding and the costs and expenses. There can be no assurances whether the Court will grant the requested relief and, if such relief is granted, when such actions will be completed. The Trustees are currently in the process of giving notice to all unitholders, which is expected to be completed by the end of 2014. It is anticipated that any loans obtained by the Trust to pay the costs and expenses of the Probate Proceeding will be repaid from any proceeds received by the Trust, including any proceeds received upon any sale of the remaining Royalty and, as a result, there can be no assurances as to amount of net proceeds resulting from any such sale of the Royalty that may be available for distribution to the Trust's unitholders.

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

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the estimate of the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million. No further expenses are expected to be incurred. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of July 31, 2014, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $3.6 million, net to the entire Original Royalty (or $2.2 million, net to the Trust). While Chevron has not withdrawn any funds from the Special Cost Escrow Account since the fourth quarter of 2010, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations".

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

        Historically the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the nine months ended September 30, 2014, the Trust utilized $853,918 of the proceeds from the 2013 Royalty Sale to pay for Trust expenses and as a result the reserve balance of $873,640 as of December 31, 2013 was reduced to $19,721 as of September 30, 2014. Including the proceeds from the October 1, 2014 advance from The Bank of New York Mellon, the cash reserve as of October 31, 2014, was approximately $312,240.

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

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first nine months of 2013, there were no funds released or escrowed from the Special Cost Escrow account. As of September 30, 2014, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        Aggregate development and production costs in excess of the related proceeds for the royalty properties, as of July 31, 2014, were approximately $3.6 million, net to the entire Royalty ($2.2 million applicable to the Trust); however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the underlying conveyance of the royalty if, and when, net proceeds would otherwise be payable on the royalty. During the first nine months of 2014 and during 2013, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2014, $1,000 remained in the Special Cost Escrow account.

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

Three Months Ended September 30, 2014 and 2013

  Royalty Trust Comparison

        Royalty income was $0 for the three months ended September 30, 2014 and 2013. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $2,733,945, or $683,486 attributable to the entire Original Royalty and $410,092 attributable to the Trust, for the production period of May, June and July 2014 attributable to the three months ended September 30, 2014 and by $3,533,636, or $883,409 attributable to the entire Original Royalty and $706,727 attributable to the Trust, for the production period of May, June and July 2013 attributable to the three months ended September 30, 2013. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the quarters ended September 30, 2014 and 2013.

        General and administrative expenses for the Trust were $187,957 for the three months ended September 30, 2014 compared to $118,593 for the three months ended September 30, 2013.

        The reserve for future Trust expenses decreased $187,957 from June 30, 2014 to September 30, 2014 due to payments for Trust expenses.

        There was no distributable income for each of the three months ended September 30, 2014 and September 30, 2013 and therefore no distributions to unit holders.

        For the three months ended September 30, 2014 and September 30, 2013, the Trust had undistributed net income of $410,092 and $706,727, respectively, representing the Trust's portion of the undistributed net income of $2,733,945 and $3,533,636 associated with the Royalty Properties for the three months ended September 30, 2014 and 2013. The cumulative undistributed net loss for the Trust was $2,160,733 as of July 31, 2014. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

Natural Gas and Gas Products

        Gas revenues increased $230,486, or 191%, to $351,077 in the third quarter of 2014 from $120,591 in the third quarter of 2013. The increase is a result of Ship Shoal 182/183 wells coming back on line in the third quarter of 2014. Gas volumes during the third quarter of 2014 increased 167% to 73,562 Mcf from 27,585 Mcf in the third quarter of 2013. The increase in volumes is due primarily to gas wells coming back on line. Excluding the impact of prior period adjustments, the average price received for natural gas increased approximately 10% from an average price of $4.38 per Mcf in the third quarter of 2013 to $4.82 per Mcf in the third quarter of 2014. Liquid revenues increased $7,540, or 22%, to $41,945 in the third quarter of 2014 from $34,405 in the third quarter of 2013. The increase is a result of Ship Shoal 182/183 wells coming back on line in the third quarter of 2014. Liquid volumes increased 19,112 gallons, or 40%, to 67,075 gallons in the third quarter of 2014 from 47,963 gallons in the third quarter of 2013.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $1,030,631, or 22%, to $3,689,442 in the third quarter of 2014 from $4,720,073 in the third quarter of 2013. Oil volumes decreased 22% from 45,954 barrels in the third quarter of 2013 to 35,777 barrels in the third quarter of 2014. The decrease is a result of limited production at Eugene Island 342. Excluding the impact of prior period adjustments, the average price received for crude oil and condensate production decreased 0.35%, or $0.36, to $103.13 per barrel in the third quarter of 2014 from $103.49 per barrel in the third quarter of 2013.

Capital Expenditures

        Capital expenditures decreased by $43,103, or 71%, from $61,134 in the third quarter of 2013 to $18,031 in the third quarter of 2014. The higher amount of capital expenditures during the third quarter of 2013 relate primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183.

Production Expenses

        Production expenses increased by $50,189, or 3.92%, from $1,280,300 in the third quarter of 2013 to $1,330,489 in the third quarter of 2014. The increase in operating expenses is due to a reduction in maintenance projects at Ship Shoal 169 in the third quarter of 2014 as compared to the third quarter of 2013.

Special Cost Escrow Account

        In the third quarter of 2014, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2014, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" above.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the third quarter of 2014 as compared to operations for the third quarter of 2013 based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 net crude oil revenues decreased from $1,144,375 in the third quarter of 2013 to $546,816 in the third quarter of 2014, due to a decrease in net crude oil production from 11,145 barrels in the third quarter of 2013 to 5,308 barrels in the third quarter of 2014. Gas revenues decreased from $41,975 in the third quarter of 2013 to $29,659 in the third quarter of 2014, due to a decrease in gas production from 9,913 Mcf in the third quarter of 2013 to 5,929 Mcf in the third quarter of 2014. During the third quarter of 2013, one new well came online on Eugene Island 339, the increased production associated with the new well resulted in increased production during the quarter. The decrease in volumes in the third quarter of 2014 is primarily attributable to the production from such well returning to normal operations. Capital expenditures were $0 in the third quarter of 2014 and 2013. Operating expenses increased from a benefit of $47,707 in the third quarter of 2013, as a result of prior period adjustments, to $12,353 in the third quarter of 2014.

Ship Shoal 182/183

        Ship Shoal 182/183 net crude oil revenues decreased from $3,219,357 in the third quarter of 2013 to $3,043,860 in the third quarter of 2014, due to a decrease in net crude oil production from 31,038 barrels in the third quarter of 2013 to 29,505 barrels in the third quarter of 2014. The revenue decrease from production was further impacted by a slight decrease in the average crude oil price received from $103.72 per barrel in the third quarter of 2013 to $103.17 per barrel for the same period in 2014. Gas revenues increased from $66,003 in the third quarter of 2013 to $314,024 in the third quarter of 2014, due to an increase in gas production from 14,702 Mcf in the third quarter of 2013 to 65,313 Mcf in the third quarter of 2014 as a result of the shut ins during the third quarter of 2013. Gas revenues also increased due an increase in the average gas revenue price received from $4.49 per Mcf in the third quarter of 2013 to $4.81 per Mcf for the same period in 2014. Capital expenditures decreased from $44,863 in the third quarter of 2013 to $18,010 in the third quarter of 2014. Operating expenses increased from $1,137,054 in the third quarter of 2013 to $1,147,246 for the same period in 2014.

South Timbalier 36/37

        South Timbalier 36/37 crude oil revenues decreased from $105,594 in the third quarter of 2013 to $98,766 for the same period in 2014 due primarily to a decrease in oil production volumes from 1,225 barrels in the third quarter of 2013 to 965 barrels in the third quarter of 2014. The decrease in volumes was partially offset by an increase in the average crude oil price received from $86.18 per barrel in the third quarter of 2013 to $102.40 per barrel in the third quarter of 2014. Gas revenues decreased from $12,614 in the third quarter of 2013 to $7,326 in the third quarter of 2014 due to a decrease in gas production from 2,969 Mcf in the third quarter of 2013 to 2,305 Mcf in the third quarter of 2014. The decrease in gas revenues was furthered impacted by a decrease in the average natural gas price received from $4.25 per Mcf in the third quarter of 2013 to $3.18 per Mcf in the third quarter of 2014. Capital expenditures decreased from $16,270 in the third quarter of 2013 to $21 in the third quarter of 2014. The costs in the third quarter of 2013 were primarily associated with facility improvements. Operating expenses increased from $9,891 in the third quarter of 2013 to $12,706 in the third quarter of 2014 due to maintenance repairs conducted during the third quarter of 2014.

Eugene Island 342

        Production from Eugene Island 342 effectively ceased in the third quarter of 2011 because a third party pipeline from the field was shut in due to a leak. Following repairs to fix the leak, limited production resumed in July 2012. Net crude oil revenues were $0 and net crude oil production was 0 barrels in the third quarter of 2014. Gas revenues were $68 and gas production was 15 Mcf in the third quarter of 2014. Net crude oil revenues were $250,747 and net crude oil production was 2,546 barrels in the third quarter 2013. Of these amounts, $209,015 and 2,165 barrels relates to production prior to the third quarter of 2013. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there was no capital or operating expenses recorded in the third quarter of 2014 and 2013.

Nine Months Ended September 30, 2014 and 2013

  Royalty Trust Comparison

        Royalty income was $0 for the nine months ended September 30, 2014 and 2013. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $5,438,877, or $815,831 attributable to the Trust, for the production period of November and December 2013 and January, February, March, April, May, June and July 2014 attributable to the nine months ended September 30, 2014 and by $9,231,249, or $1,846,250 attributable to the Trust for the production period of November and December 2012 and January, February, March, April, May, June and July 2013 attributable to the nine months ended September 30, 2013. The large fluctuation is primarily due to working interest audit adjustments, which impacted the production period attributable to the nine months ended September 30, 2013. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the nine months ended September 30, 2014 and 2013.

        General and administrative expenses for the Trust were $853,918 for the nine months ended September 30, 2014 compared to $386,695 for the nine months ended September 30, 2013. The increase is due to the timing of the recording of expenses, of which $339,414 related to payment of the suspended Trustee fees paid in January 2014.

        The reserve for future Trust expenses decreased $853,918 from December 31, 2013 to September 30, 2014 due to payments for Trust expenses.

        There was no distributable income for each of the nine months ended September 30, 2014 and September 30, 2013 and therefore no distributions to unit holders.

        For the nine months ended September 30, 2014 and September 30, 2013, the Trust had undistributed net income of $815,831 and $1,846,250, respectively, representing the Trust's portion of the undistributed net income of $5,438,877 and $9,231,249 associated with the Royalty Properties for the nine months ended September 30, 2014 and 2013. The net income for the Royalty Properties for the production period of November and December 2012 and January, February, March, April, May, June and July 2013 reflects the benefit of an audit adjustment of Eugene Island 339, which resulted in additional proceeds of $1,869,919 for the nine months ended September 30, 2013, as well as prior period adjustments for Eugene Island 342. For the nine months ended September 30, 2014, net income for the Royalty Properties included additional proceeds of $72,443, net to the Trust, as a result of an audit adjustment for the Royalty Properties. The cumulative undistributed net loss for the Trust was $2,160,733 as of July 31, 2014. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

Natural Gas and Gas Products

        Gas revenues decreased $1,387,006, or 65%, to $735,909 in the first nine months of 2014 from $2,122,915 in the first nine months of 2013. The reduction is the result of working interest audit adjustments for Eugene Island 339 and Eugene Island 342, which resulted in additional proceeds of $1,884,307 for the first nine months of 2013. Gas volumes during the first nine months of 2014 decreased 31% to 151,382 Mcf from 220,971 Mcf in the first nine months of 2013. The decrease in volumes is due primarily to the prior period working interest audit adjustment for Eugene Island 339 and, to a lesser extent, the prior period adjustment for Eugene Island 342. Excluding the impact of prior period adjustments, the average price received for natural gas increased approximately 20% from $4.09 per Mcf in the first nine months of 2013 to $4.90 per Mcf in the first nine months of 2014. Liquid revenues increased $595,044 to $139,393 in the first nine months of 2014 from ($455,651) in the first nine months of 2013. Liquid volumes increased 462,665 gallons to 186,967 gallons in the first nine months of 2014 from (275,698) gallons in the prior year period. The negative revenues and volumes for the first nine months of 2013 were the result of working interest audit adjustments for Eugene Island 339.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $2,819,449, or 23%, to $9,408,150 in the first nine months of 2014 from $12,227,599 in the first nine months of 2013. The reduction is primarily the result of working interest audit adjustments for Eugene Island 339 and Eugene Island 342, which resulted in additional proceeds of $852,014 for the first nine months of 2013 and a decline in production for Ship Shoal 181/183 for the first nine months of 2014. Oil volumes decreased 29% from 128,989 barrels in the first nine months of 2013 to 92,202 barrels in the first nine months of 2014. The decrease in volumes is due primarily to the decline in production for Ship Shoal 182/183 and the prior year audit adjustment for Eugene Island 339 and, to a lesser extent, the adjustment for Eugene Island 342. Excluding the impact of prior period adjustments, the average price received for crude oil and condensate production decreased 2.3%, or $2.40, to $101.87 per barrel in the first nine months of 2014 from $104.72 per barrel in the first nine months of 2013.

Capital Expenditures

        Capital expenditures decreased by $125,638, or 42%, from $301,246 in the first nine months of 2013 to $175,608 in the first nine months of 2014. The higher amount of capital expenditures during the first nine months of 2013 relate primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183.

Production Expenses

        Production expenses increased by $306,599, or 7%, from $4,362,368 in the first nine months of 2013 to $4,668,967 in the first nine months of 2014.

Special Cost Escrow Account

        In the first nine months of 2014, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2014, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" above.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the first nine months of 2014 as compared to operations for the first nine months of 2013 based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 net crude oil revenues decreased from $3,026,053 in the first nine months of 2013 to $1,942,299 in the first nine months of 2014, due to a decrease in net crude oil production from 40,530 barrels in the first nine months of 2013 to 19,181 barrels in the first nine months of 2014. Gas revenues decreased from $1,945,959 in the first nine months of 2013 to $129,309 in the first nine months of 2014, due to a decrease in gas production from 178,889 Mcf in the first nine months of 2013 to 26,904 Mcf in the first nine months of 2014. The decrease in volumes is primarily attributable to the benefit of the working interest audit adjustment of Eugene Island 339 being reflected in the first nine months of 2013. Capital expenditures were $0 the first nine months of 2014. Prior period adjustments to capital expenditures resulted in a benefit of $41,507 for the first nine months of 2013. Operating expenses decreased from $249,798 in the first nine months of 2013 to $68,760 in the first nine months of 2014 due primarily to increased well and platform abandonment costs in the first nine months of 2013 as compared to the first nine months of 2014.

Ship Shoal 182/183

        Ship Shoal 182/183 net crude oil revenues decreased from $8,556,922 in the first nine months of 2013 to $7,052,957 in the first nine months of 2014, due to a decrease in net crude oil production from 80,938 barrels in the first nine months of 2013 to 68,935 barrels in the first nine months of 2014. The decrease in volumes was primarily due to multiple shut ins for facility improvement projects during the first nine months of 2014. There was also a decrease in the average crude oil price received from

$105.72 per barrel in the first nine months of 2013 to $102.31 per barrel for the same period in 2014. Gas revenues increased from $123,604 in the first nine months of 2013 to $571,302 in the first nine months of 2014, due to an increase in gas production from 29,380 Mcf in the first nine months of 2013 to 115,127 Mcf in the first nine months of 2014 as a result of the shut ins during the first nine months of 2013. Gas revenues also increased due an increase in the average gas revenue price received from $4.21 per Mcf in the first nine months of 2013 to $4.96 per Mcf for the same period in 2014. Capital expenditures decreased from $280,465 in the first nine months of 2013 to $171,767 in the first nine months of 2014. Operating expenses increased from $3,526,878 in the first nine months of 2013 to $4,103,803 for the same period in 2014 due to several maintenance projects during the first nine months of 2014.

South Timbalier 36/37

        South Timbalier 36/37 crude oil revenues decreased from $321,347 in the first nine months of 2013 to $282,864 for the same period in 2014 due primarily to a decrease in oil production volumes from 3,200 barrels in the first nine months of 2013 to 2,806 barrels in the first nine months of 2014. This decrease was partially offset by an increase in the average crude oil price received from $100.42 per barrel in the first nine months of 2013 to $100.81 per barrel in the first nine months of 2014. Gas revenues decreased from $29,423 in the first nine months of 2013 to $25,465 in the first nine months of 2014 due to a decrease in gas production from 7,842 Mcf in the first nine months of 2013 to 6,891 Mcf in the first nine months of 2014. There was also a decrease in the average natural gas price received from $3.75 per Mcf in the first nine months of 2013 to $3.70 per Mcf in the first nine months of 2014. Capital expenditures decreased from $62,287 in the first nine months of 2013 to $3,841 in the first nine months of 2014. The costs in the first nine months of 2013 were primarily associated with facility improvements. Operating expenses increased from $45,154 in the first nine months of 2013 to $55,782 in the first nine months of 2014 due to maintenance repairs conducted during the first nine months of 2014.

Eugene Island 342

        Production from Eugene Island 342 effectively ceased in the first nine months of 2011 because a third party pipeline from the field was shut in due to a leak. Following repairs to fix the leak, limited production resumed in July 2012. Net crude oil revenues were $130,031 and net crude oil production was 1,282 barrels in the first nine months of 2014. As a result of prior period adjustments, net crude oil revenues were $323,277 and net crude oil production was 4,322 barrels in the first nine months of 2013. Gas revenues were $9,760 and gas production was 2,460 Mcf in the first nine months of 2014, compared to gas revenues of $23,930 and gas production of 4,858 Mcf in the first nine months of 2013 as a result of the prior period adjustments. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the first nine months of 2014 and 2013.

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

        Generally, if production ceases from an outer continental shelf lease, like that for Eugene Island 339, production must be restored or drilling operations must commence within 180 days of the cessation of production (which was in early March 2009 with respect to Eugene Island 339 given the cessation of production in September 2008 resulting from Hurricane Ike), or the lease will be terminated. Alternatively, an operator of a lease may seek a Suspension of Production ("SOP"), that, if approved by the regional supervisor of the Bureau of Ocean Energy Management allows additional time to restore production in the event of certain circumstances, such as hurricanes and other events beyond the control of the operator. Although Chevron successfully obtained a series of SOPs and, with the participation of Arena, obtained additional SOPs resulting in the restoration of limited production at Eugene Island 339, other Working Interest Owners have been unable to timely restore production or obtain an SOP and as a result, many of the leases covering the Royalty Properties have been terminated or expired thereby reducing the proceeds payable to the Trust.

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

Overview of Production, Prices and Royalty Income

        The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners' calculations of the Net Proceeds and Royalties paid to the Trust during the periods indicated. The following information for the three-and nine-month periods ended September 30, 2014 includes the effect of the audit adjustments of Eugene Island 339 and Eugene Island 342.

	Royalty Properties Three Months Ended September 30,(1)		Royalty Properties Nine Months Ended September 30,(1)
	2014	2013	2014	2013
Crude oil and condensate (bbls)	35,777	45,954	92,202	128,989
Natural gas and gas products (Mcfe)	84,741	35,578	182,543	175,020
Crude oil and condensate average price, per bbl(2)	$103.12	$102.71	$102.04	$94.80
Natural gas average price, per Mcf (excluding gas products)(3)	$4.77	$4.38	$4.86	$9.61
Crude oil and condensate revenues	$3,689,442	$4,720,073	$9,408,150	$12,227,599
Natural gas and gas products revenues	393,022	154,997	875,301	1,667,264
Production expenses	(1,330,489)	(1,280,300)	(4,668,967)	(4,362,368)
Capital expenditures	(18,031)	(61,134)	(175,608)	(301,246)
Interest
Undistributed net loss (income)(4)	(2,733,945)	(3,533,635)	(5,438,877)	(9,231,249)
Refund of (provision for) Special Cost Escrow	—	—	—	—

Net Proceeds	—	—	—	—
Royalty interest	X15%	x20%	X15%	x20%

Partnership share	—	—	—	—
Trust interest	x99.99%	x99.99%	x99.99%	x99.99%

Trust share of Royalty Income(5)	$—	$—	$—	$—

(1)
Amounts are based on production for the three- and nine-month periods ended July 31 of each year, respectively, and include the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price for the three months ended September 30, 2014 and 2013 was $103.13 and $103.49, respectively, and for the nine months ended September 30, 2014 and 2013 was $101.87 and $104.72, respectively.

(3)
Excluding the adjustments, the average price for the three months ended September 30, 2014 and 2013 was $4.82 and $4.38, respectively, and for the nine months ended September 30, 2014 and 2013 was $4.90 and $4.09, respectively.

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

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended September 30, 2014 applicable to the Trust or its condensed financial statements.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended September 30, 2014, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        On July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requests the Court to modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without unitholder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such Probate Proceeding are to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Trust's unitholders; and, to, thereafter terminate the Partnership and the Trust. The Trustees are currently in the process of giving notice to all unitholders, which is expected to be completed by the end of 2014. There can be no assurances whether the Court will grant the requested relief and, if such relief is granted, when such actions will be completed.

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

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

			SEC File or Registration Number	Exhibit Number
4(a)*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(a)
4(b)*	—
		Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(b)
4(c)*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(c)
4(d)*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10- K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(d)
4(e)*	—
		Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(e)
10(a)*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	10(a)
10(b)*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(b)
10(c)*	—
		Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC- Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(c)

			SEC File or Registration Number	Exhibit Number
10(d)*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10(d)
31	—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Date: November 14, 2014

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