Form 10-Q
period 2015-06-30
TEL OFFSHORE TRUST
filed 2015-08-12
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of August 10, 2015, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

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

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$55,069	$243,923
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,268,224 and $28,255,605, respectively	10,794	12,050

Total assets	$65,863	$255,973

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Cash advances	164,913	116,277
Note payable	363,000	363,000
Reserve for future Trust expenses	—	—
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	(462,050)	(223,304)

Total liabilities and Trust corpus	$65,863	$255,973

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Royalty income	$—	$—	$—	$—
Interest income	—	—	—	—

	—	—	—	—
Decrease in reserve for future Trust expenses	—	177,036	—	665,961
Proceeds from Note and cash advances used for Trust expenses	142,889	—	237,493	—
General and administrative expenses	(142,889)	(177,036)	(237,493)	(665,961)

Distributable income	—	—	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

The accompanying notes are an integral part of these condensed financial statements.

 CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$(318,592)	$14,128	$(223,304)	$14,515
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Proceeds from Note and cash advances used for Trust expenses	(142,889)	—	(237,490)	—
Amortization of net overriding royalty interest	(569)	(628)	(1,256)	(1,015)

Trust corpus, end of period	$(462,050)	$13,500	$(462,050)	$13,500

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At June 30, 2015 and December 31, 2014 the reserve amount was $0;

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

        Impairment of Investment in Overriding Royalty Interest.    The Trust reviews overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three months ended June 30, 2015.

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the three months ended June 30, 2015, applicable to the Trust or its condensed financial statements.

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

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period; however, (i) as a result of the 2011 Royalty Sale, on the last business day of each calendar quarter after August 1, 2011 and prior to August 1, 2013, the Working Interest Owners were to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period and (ii) as a result of the 2013 Royalty Sale, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners are to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Partnership during the quarter ended June 30, 2015 would substantially represent the revenues and expenses from the Royalty Properties from February 2015 through April 2015. Similarly, any cash conveyed to the Trust from the Partnership during the quarter ended June 30, 2014 would substantially represent the revenues and expenses from the Royalty Properties from February 2014 through April 2014. However, there was no cash conveyed to the Trust from the Partnership pursuant to its overriding royalty interest in the Royalty Properties from either February 2015 through April 2015 or February 2014 through April 2014. The financial and operating information included in this Form 10-Q for the three and six months ended June 30, 2015 and June 30, 2014 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November, December, January, February, March and April. Income received pursuant to the Partnership's overriding royalty interest is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

        While oil and gas production at Ship Shoal 182 and 183 and at Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million and that no further expenses of this nature relating to prior hurricane damage are expected to be incurred. If development and production costs of the Royalty Properties exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of April 30, 2015, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $2.1 million, net to the entire Original Royalty ($1.2 million applicable to the Trust).

        For the three months ended June 30, 2015, the Trust had undistributed net income of $151,141, representing the Trust's portion of the aggregate undistributed net income of $1,007,606 associated with the Royalty Properties for the three months ended June 30, 2015. For the six months ended June 30, 2015, the Trust had undistributed net income of $443,237, representing the Trust's portion of the aggregate undistributed net income of $2,954,910 associated with the Royalty Properties for the six

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Distributions to Unit Holders (Continued)

months ended June 30, 2015. Undistributed net income represents positive Net Proceeds generated during the respective period, but not distributed by the Working Interest Owners.

        The Trust's portion of the cumulative undistributed net loss associated with the Royalty Properties was $1.2 million as of April 30, 2015. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interests Owner(s). The Trust will not receive Net Proceeds until (i) future proceeds from production exceed the total of the excess costs plus applicable accrued interest and (ii) any additional indebtedness of the Trust, such as the 2014 Note (as defined in Note 10 below) and other cash advances made by The Bank of New York Mellon, are repaid in full. In addition, to the extent Net Proceeds are otherwise distributable to the Trust, the amount of such distribution will be significantly reduced by deposits to the Special Cost Escrow account until such Special Cost Escrow account is replenished with funds in an amount determined by the Working Interest Owners.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of June 30, 2015, approximately $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Special Cost Escrow Account (Continued)

        During the six months ended June 30, 2015 and during the year ended December 31, 2014, there were no funds released from or deposited into the Special Cost Escrow account.

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

(6) Reserve For Future Trust Expenses

        Historically, the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of June 30, 2015 and December 31, 2014 the reserve amount was $0.

        There are not likely to be positive Net Proceeds from the Royalty Properties for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. The Trust has not received a distribution of Net Proceeds since December 2008. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Original Royalty in order to pay Trust expenses. As of June 30, 2015, including the proceeds from the 2014 Note (as defined below) and additional cash advances from The Bank of New York Mellon, an affiliate of the Corporate Trustee (as further described in Note 10 below), the Trust's available cash was approximately $55,069. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding (as defined below), it is anticipated that the Trust's existing cash reserves will be depleted during the third quarter of 2015. Following the depletion of the Trust's existing cash reserves, it is anticipated that the Trust will continue to fund the costs and expenses of the Probate Proceeding with loans and cash advances from The Bank of New York Mellon. However, The Bank of New York Mellon will continue to evaluate the Probate Proceeding and the costs and expenses associated therewith. It is further anticipated that any such loans and cash advances will be repaid from any proceeds received by the Trust, including any proceeds received upon any sale of the remaining Royalty and will therefore reduce the cash available for distribution to the Unit holders.

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

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the 2013 Royalty Sale, which generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used a portion of the net proceeds received in October 2013 to repay the Trust's indebtedness under a previous note payable to The Bank of New York Mellon and used the remaining net proceeds solely for the payment of expenses of the Trust.

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

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of June 30, 2015, the amount of such fees was approximately $358,366 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        On July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requests the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Reserve For Future Trust Expenses (Continued)

Court to modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding (the "Probate Proceeding") are to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Unit holders; and, to, thereafter terminate the Partnership and the Trust. The Trust has completed the process of serving the Petition on the Trust's Unit holders. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. It is anticipated that the trial will begin in the fourth quarter of 2015, assuming there are no unexpected delays. There can be no assurances whether the Court will grant the requested relief and, if such relief is granted, when such actions will be completed.

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

        Crude oil sales from Chevron Corporation accounted for approximately 100% of crude oil revenues from the Royalty Properties for the three and six months ended June 30, 2015 and 2014. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during the three and six months ended June 30, 2015 and 2014.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Related Party Transactions (Continued)

        The Trust's share of Royalty income was reduced by approximately $12,170 and $23,406 for each of the three months ended June 30, 2015 and June 30, 2014, respectively, and $29,566 and $42,366 for each of the six months ended June 30, 2015 and 2014, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

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

        In addition to the 2014 Note, through June 30, 2015, The Bank of New York Mellon has made additional cash advances in the amount of $164,913 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding. Such cash advances shall bear interest on terms similar to the 2014 Note and will be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by the Lender or (ii) December 31, 2015.

(11) Subsequent Events

        On July 17, 2015, the Trust issued a press release announcing that there would be no trust distribution for the second quarter of 2015 for Unit holders of record on June 30, 2015.

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

As of June 30, 2015, including the proceeds from the 2014 Note and additional cash advances from The Bank of New York Mellon, N.A., an affiliate of the Corporate Trustee ("BONYM"), the Trust's available cash was approximately $55,069. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding (as defined below), it is anticipated that the Trust's available cash will be depleted during the third quarter of 2015. In light of the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, the Trustees have considered the alternatives available to the Trust to obtain funds or to reduce the ongoing costs and expenses of the Trust and after evaluating the alternatives available to the Trust, the Trustees elected to institute the Probate Proceeding described below.

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

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of June 30, 2015, the amount of such fees was approximately $358,366 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        On October 1, 2014, BONYM made a loan to the Trust in the amount of $363,000, and the Corporate Trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, as lender, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The 2014 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2014 Note, all amounts outstanding under the 2014 Note will be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) December 31, 2015. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2014 Note, in whole or in part, at any time without penalty. During the three and six months ended June 30, 2015, a portion of the proceeds from the 2014 Note were used to pay Trust expenses.

        In addition to the 2014 Note, as of June 30, 2015, BONYM has made additional advances in the amount of $164,913 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding. Although BONYM has no obligation to do so, it is anticipated that BONYM will continue to advance funds to the Trust for the payment of such expenses.

        As indicated above, the Trustees have previously authorized the Trust to borrow funds and the Partnership to sell portions of the Original Royalty in an effort to pay the ongoing costs and expenses incurred by the Trust in fulfilling its obligations under the Trust Agreement. As a result of the ongoing costs and expenses of the Trust and the lack of any distributions or assurances of future distributions, on July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requests the Court to modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trusts's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding (the "Probate Proceeding") are to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Unit holders; and, to, thereafter terminate the Partnership and the Trust. It is anticipated that the Trust will fund the costs and expenses of the Probate Proceeding with loans from BONYM. However, BONYM will continue to evaluate the Probate Proceeding and the costs and expenses. The Trust has completed the process serving the Petition on the Trust's Unit holders. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. It is anticipated that the trial will begin in the fourth quarter of 2015, assuming there are no unexpected delays. There can be no assurances whether the Court will grant the requested relief and, if such relief is granted, when such actions will be completed. It is anticipated that any loans obtained by the Trust to pay the costs and expenses of the Probate Proceeding will be repaid from any proceeds received by the Trust, including any proceeds received upon any sale of the remaining Royalty and, as a result, there can be no assurances as to amount of net proceeds resulting from any such sale of the Royalty that may be available for distribution to the Unit holders.

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

        Chevron reached settlements that provided Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million and that no further expenses of this nature relating to prior hurricane damage are expected to be incurred. If Production Costs of the Royalty Properties exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds since December 2008. As of April 30, 2015, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $2.1 million, net to the entire Original Royalty (or $1.2 million applicable to the Trust). The excess development and production costs have decreased from $2.8 million, as of October 31, 2014 to $2.1 million, net to the entire Original Royalty, as of April 30, 2015, reflecting increased production from the Royalty Properties. While Chevron has not withdrawn any funds from the Special Cost Escrow Account since the fourth quarter of 2010, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. Accordingly, there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations"

        Substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for oil and gas, worldwide political conditions, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables.

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. Historically the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the three and six months ended June 30, 2015, the Trust utilized $142,889 and $237,493, respectively, of the proceeds from the 2014 Note and cash advances from BONYM to pay for Trust expenses. As of June 30, 2015, the reserve balance was $0. Including the proceeds from the 2014 Note, and cash advances from BONYM, the Trust's available cash was approximately $55,069 at June 30, 2015.

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

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first six months of 2015, there were no funds released or escrowed from the Special Cost Escrow account. As of June 30, 2015, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        Aggregate development and production costs in excess of the related proceeds for the royalty properties, as of April 30, 2015, were approximately $2.1 million, net to the entire Royalty ($1.2 million applicable to the Trust); however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. During the first six months of 2015 and 2014, respectively, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2015, $1,000 remained in the Special Cost Escrow account.

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

Three Months Ended June 30, 2015 and 2014

  Royalty Trust Comparison

        Royalty income was $0 for each of the three months ended June 30, 2015 and 2014. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $251,902, or $151,141 attributable to the Trust, for the production period of February, March and April 2015 attributable to the three months ended June 30, 2015 and by $2,278,477, or $341,771 attributable to the Trust for the production period of February, March and April 2014 attributable to the three months ended June 30, 2014. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the quarters ended June 30, 2015 and 2014.

        General and administrative expenses for the Trust were $142,889 for the three months ended June 30, 2015 compared to $177,036 for the three months ended June 30, 2014. The decrease is due, in part, to the timing of the recording of expenses.

        The reserve for future Trust expenses did not change from March 31, 2015 to June 30, 2015 and remained at $0.

        There was no distributable income for each of the three months ended June 30, 2015 and June 30, 2014 and therefore no distributions to Unit holders.

        For the three months ended June 30, 2015 and June 30, 2014, the Trust had undistributed net income of $151,141 and $341,771, respectively, representing the Trust's portion of the undistributed net income of $1,007,606 and $2,278,477 associated with the Royalty Properties for the three months ended June 30, 2015 and 2014. As of April 30, 2015, the cumulative undistributed net loss was $2.1 million, net to the entire Original Royalty ($1.2 million net to the Trust). Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

Natural Gas and Gas Products

        Gas revenues decreased $186,571, or 64%, to $105,993 in the second quarter of 2015 from $292,564 in the second quarter of 2014. Gas volumes during the second quarter of 2015 decreased 44% to 38,173 Mcf from 68,575 Mcf in the second quarter of 2014. The average price received for natural gas decreased approximately 46% from an average price of $5.16 per Mcf in the second quarter of 2014 to $2.78 per Mcf in the second quarter of 2015, excluding the impact of the adjustments for Eugene Island 339 and Eugene Island 342. Gas products revenue decreased $4,987, or 75%, to $14,058 in the second quarter of 2015 from $55,045 in the second quarter of 2014. Gas products volumes during the second quarter of 2015 decreased 38% to 42,438 gallons, compared to 68,049 gallons in the second quarter of 2014.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $1,693,832, or 49%, to $1,776,502 in the second quarter of 2015 from $3,470,334 in the second quarter of 2014. The decrease in revenues is the result of a decrease in the average price received for crude oil and condensate for Ship Shoal 182/183 for the second quarter of 2015. The average price received for crude oil and condensate production decreased approximately 50%, or $51.48, to $51.04 per barrel in the second quarter of 2015 from $102.52 per barrel in the second quarter of 2014, excluding the impact of the adjustments for Eugene Island 339 and Eugene Island 342. Oil volumes increased 5% from 33,858 barrels in the second quarter of 2014 to 35,563 barrels in the second quarter of 2015. The increase was primarily due to the completion of the K-11 well on Eugene Island 339 during the fourth quarter of 2014, thus increasing crude oil production during 2015 when compared to 2014.

Capital Expenditures

        Capital expenditures decreased by $15,411, or 97%, from $15,943 in the second quarter of 2014 to $532 in the second quarter of 2015. The higher amount of capital expenditures during the second quarter of 2014 relates primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183.

Production Expenses

        Production expenses decreased by $479,067, or 35%, from $1,367,482 in the second quarter of 2014 to $888,415 in the second quarter of 2015. The decrease in operating expenses is due to the decrease of maintenance projects at Ship Shoal 169 in the second quarter of 2015 as compared to the second quarter of 2014.

Special Cost Escrow Account

        In the second quarter of 2015, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2015, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" above.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the second quarter of 2015 as compared to operations for the second quarter of 2014 based on gross revenues generated during these periods combined.

Eugene Island 339

        Net crude oil revenues decreased from $663,078 in the second quarter of 2014 to $526,149 in the second quarter of 2015, due to a decrease in the average crude oil price received from $102.74 per barrel in the second quarter of 2014 to $49.19 per barrel in the second quarter of 2015. This decrease was partially offset by an increase in net crude oil production from 6,454 barrels in the second quarter of 2014 to 10,697 barrels in the second quarter of 2015. Gas revenues decreased from $50,632, in the second quarter of 2014 to $24,320 in the second quarter of 2015, due primarily to a decrease in gas production from 9,498 Mcf in the second quarter of 2014 to 6,873 Mcf in the second quarter of 2015. The decrease in volumes is primarily attributable to the K-2 well being temporarily shut in for maintenance. Capital expenditures were $0 in the second quarter of 2014 and the second quarter of 2015. Operating expenses increased from $21,038 in the second quarter of 2014 to $40,321 in the second quarter of 2015 due to increased maintenance costs during the second quarter of 2015 compared to the second quarter of 2014.

Ship Shoal 182/183

        Net crude oil revenues decreased from $2,644,396 in the second quarter of 2014 to $1,294,654 in the second quarter of 2015, due to a decrease in the average crude oil price received from $102.56 per barrel in the second quarter of 2014 to $51.87 per barrel for the same period in 2015. Net crude oil production slightly decreased from 25,784 barrels in the second quarter of 2014 to 24,960 barrels in the second quarter of 2015. Gas revenues decreased from $225,476 in the second quarter of 2014 to $78,786 in the second quarter of 2015, due to a decrease in gas production from 43,963 Mcf in the second quarter of 2014 to 30,287 Mcf in the second quarter of 2015 as a result of the pipeline being temporarily shut in during the second quarter of 2015. The average gas revenue price received also decreased from $5.13 per Mcf in the second quarter of 2014 to $2.60 per Mcf for the same period in 2015. Capital expenditures decreased from $14,245 in the second quarter of 2014 to $528 in the second quarter of 2015. Operating expenses decreased from $1,321,482 in the second quarter of 2014 to $749,847 for the same period in 2015 due to several maintenance projects during the second quarter of 2014 and decreased production during the second quarter of 2015.

South Timbalier 36/37

        Net crude oil revenues decreased from $92,510 in the second quarter of 2014 to $26,544 for the same period in 2015 due to a decrease in oil production volumes from 916 barrels in the second quarter of 2014 to 549 barrels in the second quarter of 2015 due to a well being temporarily shut in during the second quarter 2015. There was also a decrease in the average crude oil price received from $101.02 per barrel in the second quarter of 2014 to $48.33 per barrel in the second quarter of 2015. Gas revenues decreased from $6,765 in the second quarter of 2014 to $2,879 in the second quarter of 2015 due primarily to a decrease in the average natural gas price received from $5.10 per Mcf in the second quarter of 2014 to $2.85 per Mcf in the second quarter of 2015. Gas production also decreased from 1,327 Mcf in the second quarter of 2014 to 1,011 Mcf in the second quarter of 2015 due to shut ins for maintenance work during the second quarter 2015. Capital expenditures decreased from $1,698 in the second quarter of 2014 to $4 in the second quarter of 2015. Operating expenses decreased from $24,962 in the second quarter of 2014 to $17,115 in the second quarter of 2015 due to higher maintenance repairs conducted during the second quarter of 2014 and lower production during the second quarter 2015.

Eugene Island 342

        Net crude oil revenues decreased from $70,350 in the second quarter of 2014 to negative $70,844 in the second quarter of 2015. This decrease is primarily due to a prior period adjustment in net crude oil production from 704 barrels in the second quarter of 2014 to negative 642 barrels in the second quarter of 2015. Gas revenues were $9,692 and gas production was 2,445 Mcf in the second quarter of 2014, compared to gas revenues of $8 and gas production of 2 Mcf in the second quarter of 2015. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the second quarter of 2015 and 2014.

Six Months Ended June 30, 2015 and 2014

  Royalty Trust Comparison

        Royalty income was $0 for the six months ended June 30, 2015 and 2014. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $2,954,910, or $443,237 attributable to the Trust, for the production period of November and December 2014 and January, February, March and April 2015 attributable to the six months ended June 30, 2015 and by $2,704,931, or $405,739 attributable to the Trust for the production period of November and December 2013 and January, February, March and April 2014 attributable to the six months ended June 30, 2014. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the six months ended June 30, 2015 and 2014.

        General and administrative expenses for the Trust were $237,493 for the six months ended June 30, 2015 compared to $665,961 for the six months ended June 30, 2014. The decrease is due to the timing of the recording of expenses, of which $339,414 related to payment of the suspended Trustee fees that was paid in January 2014.

        The reserve for future Trust expenses did not change from December 31, 2014 to June 30, 2015 and remained at $0.

        There was no distributable income for each of the six months ended June 30, 2015 and June 30, 2014 and therefore no distributions to unit holders.

        For the six months ended June 30, 2015 and June 30, 2014, the Trust had undistributed net income of $443,237 and $405,739, respectively, representing the Trust's portion of the undistributed net income of $2,954,910 and $2,704,931 associated with the Royalty Properties for the six months ended June 30, 2015 and 2014. For the six months ended June 30, 2014, net income for the Royalty Properties included additional proceeds of $72,443, net to the Trust, as a result of an audit adjustment for the Royalty Properties. The cumulative undistributed net loss for the Trust was $2.1 million as of April 30, 2015. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

Natural Gas and Gas Products

        Gas revenues increased $39,602, or 10%, to $424,433 in the first six months of 2015 from $384,831 in the first six months of 2014. Gas volumes during the first six months of 2015 increased 20% to 117,236 Mcf from 77,819 Mcf in the first six months of 2014. Excluding the impact of prior period adjustments, the average price received for natural gas decreased approximately 40% from an average price, excluding adjustments, of $5.00 per Mcf in the first six months of 2014 to $3.55 per Mcf in the first six months of 2015. Also as a result of the adjustments, gas products volumes during the first six months of 2015 decreased 10% to 107,955 gallons, compared to 119,892 gallons in the first six months of 2014.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $1,326,002, or 23%, to $4,392,706 in the first six months of 2015 from $5,718,708 in the first six months of 2014. Excluding the impact of prior period adjustments, the average price received for crude oil and condensate production decreased 37%, or $36.65, to $64.43 per barrel in the first six months of 2015 from $101.08 per barrel in the first six months of 2014. Oil volumes increased 24% from 56,425 barrels in the first six months of 2014 to 70,102 barrels in the first six months of 2015. The increase in volumes is primarily due to wells coming back online after multiple shut ins for facility improvement projects during the first six months of 2014 at Ship Shoal 182/183. In addition, the increase in volumes is due to increased production in the first six months of 2015 at Eugene Island 339 due to the completion of the K-11well on Eugene Island 339 which came online in the fourth quarter of 2014.

Capital Expenditures

        Capital expenditures decreased by $156,873, or 99%, from $157,577 in the first six months of 2014 to $704 in the first six months of 2015. The higher amount of capital expenditures during the first six months of 2014 relate primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183. There were no significant facility improvement projects or drilling and completion costs for Ship Shoal 182/183 or any other of the properties during the first six months of 2015.

Production Expenses

        Production expenses decreased by $1,433,127, or 43%, from $3,338,478 in the first six months of 2014 to $1,905,351 in the first six months of 2015. The decrease in operating expenses is due to a decrease in maintenance projects at Ship Shoal 169 in the first six months of 2015 as compared to the first six months of 2014.

Special Cost Escrow Account

        In the first six months of 2015, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2015, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the first six months of 2015 as compared to operations for the first six months of 2014 based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 net crude oil revenues decreased from $1,395,483 in the first six months of 2014 to $1,221,384 in the first six months of 2015, due to a decrease in the average crude oil price received from $100.59 per barrel in the first six months of 2014 to $63.42 per barrel in the first six months of 2015. This decrease was partially offset by an increase in net crude oil production from 13,873 barrels in the first six months of 2014 to 19,260 barrels in the first six months of 2015. Gas revenues decreased from $99,650 in the first six months of 2014 to $45,454 in the first six months of 2015, due primarily to a decrease in gas production from 20,975 Mcf in the first six months of 2014 to 11,552 Mcf in the first six months of 2015. Capital expenditures were $0 the first six months of 2015 and 2014, respectively. Operating expenses increased from $56,407 in the first six months of 2014 to $58,786 in the first six months of 2015 due primarily to increased maintenance costs in the first six months of 2015 as compared to the first six months of 2014.

Ship Shoal 182/183

        Ship Shoal 182/183 net crude oil revenues decreased from $4,009,097 in the first six months of 2014 to $3,338,983 in the first six months of 2015, due to a decrease in the average crude oil price received from $101.68 per barrel in the first six months of 2014 to $64.69 per barrel for the same period in 2015. This decrease was partially offset by an increase in net crude oil production from 39,430 barrels in the first six months of 2014 to 51,613 barrels in the first six months of 2015. The increase in volumes was primarily due to multiple shut ins for facility improvement projects during the first six months of 2014. Gas revenues increased from $257,351 in the first six months of 2014 to $344,757 in the first six months of 2015, due to an increase in gas production from 49,814 Mcf in the first six months of 2014 to 98,269 Mcf in the first six months of 2015 as a result of the shut ins during the first six months of 2014. The increase in gas revenues was partially offset by a decrease in in the average gas revenue price received from $5.16 per Mcf in the first six months of 2014 to $3.51 per Mcf for the same period in 2015. Capital expenditures decreased from $153,757 in the first six months of 2014 to $860 in the first six months of 2015. Operating expenses decreased from $2,956,557 in the first six months of 2014 to $1,620,910 for the same period in 2015 due to several maintenance projects during the first six months of 2014.

South Timbalier 36/37

        South Timbalier 36/37 crude oil revenues decreased from $184,098 in the first six months of 2014 to $139,018 for the same period in 2015 due primarily to a decrease in the average crude oil price received from $99.99 per barrel in the first six months of 2014 to $67.19 per barrel in the first six months of 2015. This decrease was partially offset by an increase in oil production volumes from 1,841 barrels in the first six months of 2014 to 2,069 barrels in the first six months of 2015. Gas revenues decreased from $18,139 in the first six months of 2014 to $7,075 in the first six months of 2015 due to a decrease in the average natural gas price received from $3.95 per Mcf in the first six months of 2014 to $3.44 per Mcf in the first six months of 2015. The decrease was partially offset by an increase in gas production from 4,586 Mcf in the first six months of 2014 to 2,057 Mcf in the first six months of 2015. Capital expenditures decreased from an expense of $3,820 in the first six months of 2014 to a benefit of $156 in the first six months of 2015 primarily due to the sale of some materials at South Timbalier 36/37. The costs in the first six months of 2014 were primarily associated with facility improvements. Operating expenses decreased from $43,076 in the first six months of 2014 to $28,556 in the first six months of 2015 due to higher maintenance repairs conducted during the first six months of 2014.

Eugene Island 342

        Net crude oil revenues decreased from $130,031 in the first six months of 2014 to negative $306,679 in the first six months of 2015. This decrease is primarily due to a prior period adjustment in net crude oil production from 1,282 barrels in the first six months of 2014 to negative 2,840 barrels in the first six months of 2015. Gas revenues were $27,147 and gas production was 5,358 Mcf in the first six months of 2015, compared to gas revenues of $9,692 and gas production of 2,445 Mcf in the first six months of 2014. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the first six months of 2015 and 2014.

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

Properties, as well as the Working Interest Owners' calculations of the Net Proceeds and Royalties paid to the Trust during the periods indicated.

	Royalty Properties Three Months Ended June 30,(1)		Royalty Properties Six Months Ended June 30,(1)
	2015	2014	2015	2014
Crude oil and condensate (bbls)	35,563	33,858	70,102	56,425
Natural gas and gas products (Mcfe)	45,246	68,575	135,228	97,802
Crude oil and condensate average price, per bbl(2)	$49.95	$102.50	$62.66	$101.35
Natural gas average price, per Mcf (excluding gas products)(3)	$2.78	$5.11	$3.62	$4.95
Crude oil and condensate revenues	$1,776,502	$3,470,334	$4,392,706	$5,718,708
Natural gas and gas products revenues	120,051	347,610	468,258	482,279
Production expenses	(888,415)	(1,523,523)	(1,905,351)	(3,338,478)
Capital expenditures	(532)	(15,943)	(704)	(157,577)
Interest
Undistributed net loss (income)(4)	(1,007,606)	(2,278,477)	(2,954,910)	(2,704,931)
Refund of (provision for) Special Cost Escrow	—	—	—	—

Net Proceeds	—	—	—	—
Royalty interest	X15%	X15%	X15%	X15%

Partnership share	—	—	—	—
Trust interest	x99.99%	x99.99%	x99.99%	x99.99%

Trust share of Royalty Income(5)	$—	$—	$—	$—

(1)
Amounts are based on production for the three- and six- month period ended April 30 of each year, respectively, and include the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price for the three months ended June 30, 2015 and 2014 was $51.04 and $102.52, respectively, and for the six months ended June 30, 2015 and 2014 was $64.43 and $101.08, respectively.

(3)
Excluding the adjustments, the average price for the three months ended June 30, 2015 and 2014 was $2.78 and $5.16, respectively, and for the six months ended June 30, 2015 and 2014 was $3.62 and $5.00, respectively.

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

Critical Accounting Policies

        Disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust's financial statements are included in Item 7 of the 2014 10-K. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2015.

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended June 30, 2015 applicable to the Trust or its condensed financial statements.

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

        The Trust has in the past and is currently expected to continue to borrow money to pay expenses of the Trust. Additionally, if development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Consequently, the Trust will be exposed to interest rate market risk should it borrow money to pay expenses and to the extent that development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended June 30, 2015, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        On July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requests the Court to modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without unitholder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding are to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Trust's unitholders; and, to, thereafter terminate the Partnership and the Trust. The Trust has completed the process of serving the Petition on the Trust's Unit holders. It is anticipated that the trial will begin in the fourth quarter of 2015, assuming there are no unexpected delays. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. There can be no assurances whether the Court will grant the requested relief and, if such relief is granted, when such actions will be completed.

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

Date: August 12, 2015

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