Form 10-Q
period 2015-09-30
TEL OFFSHORE TRUST
filed 2015-11-16
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of November 12, 2015, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

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

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$487,276	$243,923
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,268,761 and $28,255,605, respectively	10,257	12,050

Total assets	$497,533	$255,973

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Cash advances	0	116,277
Note payable	1,056,885	363,000
Reserve for future Trust expenses	—	—
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	(559,352)	(223,304)

Total liabilities and Trust corpus	$497,533	$255,973

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Royalty income	$—	$—	$—	$—
Interest income	—	—	—	—

	—	—	—	—
Decrease in reserve for future Trust expenses	—	187,957	—	853,918
Proceeds from Note and cash advances used for Trust expenses	96,765	—	334,255	—
General and administrative expenses	(96,765)	(187,957)	(334,255)	(853,918)

Distributable income	—	—	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$(462,050)	$13,500	$(223,304)	$14,515
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Proceeds from Note and cash advances used for Trust expenses	(96,765)	—	(334,255)	—
Amortization of net overriding royalty interest	(537)	(664)	(1,793)	(1,679)

Trust corpus, end of period	$(559,352)	$12,836	$(559,352)	$12,836

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At September 30, 2015 and December 31, 2014 the reserve amount was $0;

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

        Impairment of Investment in Overriding Royalty Interest.    The Trust reviews overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three months ended September 30, 2015.

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the three months ended September 30, 2015, applicable to the Trust or its condensed financial statements.

        Going Concern.    The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. The Trust received $787 in Royalty income in October of 2015 and except for this amount, the Trust has received no other distributions since the fourth quarter of 2008. The lack of sufficient Net Proceeds to make distributions in the foreseeable future as discussed in Note 4 and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. Certain potential alternatives available to the Trustees are described in Note 6. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period; however, (i) as a result of the 2011 Royalty Sale, on the last business day of each calendar quarter after August 1, 2011 and prior to August 1, 2013, the Working Interest Owners were to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period and (ii) as a result of the 2013 Royalty Sale, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners are to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Partnership during the quarter ended September 30, 2015 would substantially represent the revenues and expenses from the Royalty Properties from May 2015 through July 2015. Similarly, any cash conveyed to the Trust from the Partnership during the quarter ended September 30, 2014 would substantially represent the revenues and expenses from the Royalty Properties from May 2014 through July 2014. There was no cash conveyed to the Trust from the Partnership pursuant to its overriding royalty interest in the Royalty Properties from either May 2015 through July 2015 or May 2014 through July 2014. In October 2015, the Trust received, pursuant to the Partnership's overriding royalty interest in Eugene Island 342, the amount of $787 for the period August 2015 through October 2015. The financial and operating information included in this Form 10-Q for the three and nine months ended September 30, 2015 and September 30, 2014 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November, December, January, February, March, April, May, June and July. Income received pursuant to the Partnership's overriding royalty interest is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Distributions to Unit Holders

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed quarterly to the Unit holders. These distributions are referred to as "distributable income." The amounts distributed are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. However, cash distributions are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. Future Net Proceeds may take into account the Trust's share of project costs and other related expenditures that are not covered by insurance of the operator of the Royalty Properties. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. The funds available for the fourth quarter distribution were severely negatively impacted by lower production as a result of shutdowns and damage to producing assets because of Hurricane Ike. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009, and the Trust has not made a distribution since January 9, 2009.

        While oil and gas production at Ship Shoal 182 and 183, Eugene Island 339, South Timbalier 36/37 and Eugene Island 342 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. Although the Trust received a payment of $787 from the operator of Eugene Island 342 in October of 2015, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million and that no further expenses of this nature relating to prior hurricane damage are expected to be incurred. If development and production costs of the Royalty Properties owned by an operator exceed the proceeds of production from the Royalty Properties owned by such operator, the Trust will not receive Net Proceeds from such operator until future proceeds from production from the Royalty Properties owned by such operator exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds from Chevron, as the operator of the Royalty Properties, since December 2008. As of July 31, 2015, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $1.7 million, net to the entire Original Royalty ($1.0 million applicable to the Trust).

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Distributions to Unit Holders (Continued)

        On May 13, 2015, Chevron conveyed certain oil and gas properties to Fieldwood Energy Offshore LLC ("Fieldwood"), including Chevron's interest in Eugene Island 342 that was subject to the Royalty. Any Net Proceeds from Fieldwood attributable to Eugene Island 342 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. Consequently, during October 2015 the Trust received Royalty income of $787 attributable to Eugene Island 342. However, in accordance with the Trust Agreement, no distributions will be made by the Trust to the Unit holders until the Trust's indebtedness (as described in Note 10) is paid in full.

        For the three months ended September 30, 2015, the Trust had undistributed net income of $195,946, representing the Trust's portion of the aggregate undistributed net income of $1,306,304 associated with the Royalty Properties for the three months ended September 30, 2015. For the nine months ended September 30, 2015, the Trust had undistributed net income of $639,183, representing the Trust's portion of the aggregate undistributed net income of $4,261,214 associated with the Royalty Properties for the nine months ended September 30, 2015. Undistributed net income represents positive Net Proceeds generated during the respective period, but not distributed by the Working Interest Owners.

        The Trust's portion of the cumulative undistributed net loss associated with the Royalty Properties was $1.0 million as of July 31, 2015. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interests Owner(s). The Trust will not receive Net Proceeds attributable to the Royalty Properties (excluding Eugene Island 342) until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. In addition, the Trust will not make any distributions to the Unit holders until any indebtedness of the Trust, such as the 2015 Note (as defined in Note 10 below) is repaid in full. In addition, to the extent Net Proceeds are otherwise distributable to the Trust, the amount of such distribution will be significantly reduced by deposits to the Special Cost Escrow account until such Special Cost Escrow account is replenished with funds in an amount determined by the Working Interest Owners.

        On September 30, 2015, the Trust issued a press release announcing that there would be no trust distribution for the third quarter of 2015 for the unit holders of record on September 30, 2015.

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Special Cost Escrow Account (Continued)

Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of September 30, 2015, approximately $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        During the nine months ended September 30, 2015 and during the year ended December 31, 2014, there were no funds released from or deposited into the Special Cost Escrow account.

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

(6) Reserve For Future Trust Expenses

        Historically, the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of September 30, 2015 and December 31, 2014 the reserve amount was $0.

        During October 2015, the Trust received $787 in distributions from the operator of Eugene Island 342; however, the Trust has received no other distributions since December 2008. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Reserve For Future Trust Expenses (Continued)

expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Original Royalty in order to pay Trust expenses. As of September 30, 2015, including the proceeds from the 2015 Note (as defined below), the Trust's available cash was approximately $487,276. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding (as defined below), it is anticipated that the Trust's available cash will be depleted during the first quarter of 2016. Following the depletion of the Trust's available cash, it is anticipated that the Trust will continue to fund the costs and expenses of the Probate Proceeding through additional loans and cash advances from The Bank of New York Mellon. However, The Bank of New York Mellon will continue to evaluate the Probate Proceeding and the costs and expenses associated therewith. It is further anticipated that any such loans and cash advances will be repaid from any proceeds received by the Trust, including any proceeds received upon any sale of the remaining Royalty and will therefore reduce the cash available for distribution to the Unit holders.

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

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of September 30, 2015, the amount of such fees was approximately $414,918 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        On July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requests the Court to modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding (the "Probate Proceeding") are to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Unit holders; and, to, thereafter terminate the Partnership and the Trust. The Trust has completed the process of serving the Petition on the Trust's Unit holders. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. The Court appointed attorney ad litem filed a Counterclaim against the Trust on November 16, 2015 requesting (1) an order to sell all of the Royalty Interests, and (2) an accounting of the general and administrative expenses of the Trust from 2008 through the present. The trial is currently set for January 15, 2016; however, it is possible that the Counterclaim filed by the attorney ad litem could result in a delay. There can be no assurances whether the Court will grant the requested relief and, if such relief is granted, when such actions will be completed.

(7) Federal Income Tax Matters

        The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each Unit holder will be treated as owning an interest in the Partnership.

(8) Commitments and Contingencies

        The Managing General Partner of the Partnership has advised the Trust that, although Chevron believes that it is in general compliance with applicable health, safety and environmental laws and

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(8) Commitments and Contingencies (Continued)

regulations that have taken effect at the federal, state and local levels, costs may be incurred to comply with current and proposed environmental legislation that could result in increased operating expenses on the Royalty Properties.

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

        Crude oil sales from Chevron Corporation accounted for 100% of crude oil revenues from the Royalty Properties for the three and nine months ended September 30, 2015 and 2014. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during the three and nine months ended September 30, 2015 and 2014.

        The Trust's share of Royalty income was reduced by approximately $13,891 and $23,728 for each of the three months ended September 30, 2015 and September 30, 2014, respectively, and $43,457 and $108,108 for each of the nine months ended September 30, 2015 and 2014, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

(10) Notes Payable

        On October 1, 2014, The Bank of New York Mellon made an advance to the Trust in the amount of $363,000, and The Bank of New York Mellon Trust Company, N.A., in its capacity as corporate trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with The Bank of New York Mellon, as lender ("BONYM"), relating to the unsecured $363,000 advance. The 2014 Note provided for interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2014 Note, all amounts outstanding under the 2014 Note were scheduled to be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) December 31, 2015. The Trust could prepay any outstanding principal and accrued and unpaid interest under the 2014 Note, in whole or in part, at any time without penalty. In addition to the 2014 Note, through September 25, 2015, BONYM made additional cash advances in the amount of $209,885 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(10) Notes Payable (Continued)

        On September 25, 2015, BONYM made an additional advance to the Trust in the amount of $484,000, and The Bank of New York Mellon Trust Company, N.A., in its capacity as corporate trustee for the Trust, as the borrower, has entered into a Renewal Demand Promissory Note (the "2015 Note") with BONYM, in the original principal amount of $1,056,885 relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the indebtedness originally evidenced by the 2014 Note in the original principal amount of $363,000, and (iii) previous advances in the amount of $209,885 made by BONYM on behalf of the Trust. The 2015 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2015 Note, all amounts outstanding under the 2015 Note, including accrued and unpaid interest, will be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) December 31, 2016. In addition, the accrued and unpaid interest remaining due from the 2014 Note in the amount of $1,790 is due and payable concurrently with the payment of the 2015 Note. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2015 Note, in whole or in part, at any time without penalty.

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

        Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $7.3 million as of October 31, 2014. Revenue values in the reserve report were estimated using the initial costs provided by Chevron and the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2014. These unweighted average prices were $98.42 per barrel of oil and $4.29 per Mcf of natural gas. The prices for oil and natural gas have declined significantly since October 31, 2014, and it is anticipated that the lower oil and natural gas prices over the 12-month period ended October 31, 2015 will result in a reduction in the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2015.

        During October 2015, the Trust received $787 in distributions from the Working Interest Owner with respect to Eugene Island 342; however, the Trust has received no other distribution of Net Proceeds since December 2008. The recent payment to the Trust attributable to Eugene Island 342 was nominal and it is anticipated that any such future distributions attributable to Eugene Island 342 will continue to be nominal in amount. Consequently, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future.

        Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Original Royalty in order to pay Trust expenses. As of September 30, 2015, including the proceeds from the 2015 Note (as herein defined) and the previous cash advances from The Bank of New York Mellon ("BONYM") included in the principal amount of the 2015 Note, the Trust's available cash was approximately $487,276. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding (as defined below), it is anticipated that the Trust's available cash will be depleted during the first quarter of 2016. In light of the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, the Trustees have considered the alternatives available to the Trust to obtain funds or to reduce the ongoing costs and expenses of the Trust and after evaluating the alternatives available to the Trust, the Trustees elected to institute the Probate Proceeding described below.

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

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of September 30, 2015, the accumulated amount of such suspended fees was approximately $414,918 in the aggregate. The cumulative suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        On October 1, 2014, BONYM made a loan to the Trust in the amount of $363,000, and the Corporate Trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, as lender, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. On September 25, 2015, BONYM made an additional advance to the Trust in the amount of $484,000 and the Corporate Trustee, as the borrower, entered into a Renewal Demand Promissory Note (the "2015 Note") with BONYM, as lender, relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the 2014 Note, and (iii) previous advances in the amount of $209,885 made by BONYM on behalf of the Trust. The 2015 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2015 Note, all amounts outstanding under the 2015 Note including accrued and unpaid interest will be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) December 31, 2016. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2015 Note, in whole or in part, at any time without penalty. In addition, the accrued and unpaid interest remaining due from the 2014 Note in the amount of $1,790 is due and payable concurrently with the payment of the 2015 Note. During the three and nine months ended September 30, 2015, a portion of the proceeds from the 2014 Note, as renewed and extended by the 2015 Note, were used to pay Trust expenses.

        As indicated above, the Trustees have previously authorized the Trust to borrow funds and the Partnership to sell portions of the Original Royalty in an effort to pay the ongoing costs and expenses incurred by the Trust in fulfilling its obligations under the Trust Agreement. As a result of the ongoing costs and expenses of the Trust and the lack of any distributions or assurances of future distributions, on July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requests the Court to modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding (the "Probate Proceeding") are to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Unit holders; and, to, thereafter terminate the Partnership and the Trust. It is anticipated that the Trust will fund the costs and expenses of the Probate Proceeding with loans from BONYM. However, BONYM will continue to evaluate the Probate Proceeding and the costs and expenses. The Trust has completed the process serving the Petition on the Trust's Unit holders. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. The Court appointed attorney ad litem filed a Counterclaim against the Trust on November 16, 2015 requesting (1) an order to sell all of the Royalty Interests, and (2) an accounting of the general and administrative expenses of the Trust from 2008 through the present. The trial is currently set for January 15, 2016; however, it is possible that the Counterclaim filed by the attorney ad litem could result in a delay. There can be no assurances whether the Court will grant the requested relief and, if such relief is granted, when such actions will be completed. It is anticipated that any loans obtained by the Trust to pay the costs and expenses of the Probate Proceeding will be repaid from any proceeds received by the Trust, including any proceeds received upon any sale of the remaining Royalty and, as a result, there can be no assurances as to amount of net proceeds resulting from any such sale of the Royalty that may be available for distribution to the Unit holders.

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on lower production as a result of shutdowns and damages to producing assets because of Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted and no distributions have been made to Unit holders since January 9, 2009. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners (a reserve fund for certain costs) to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which production costs exceeded the proceeds from production; however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Partnership's interest in the Royalty. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages, including any remaining expenditures required to plug and abandon the wells on Eugene Island 339.

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

        Chevron reached settlements that provided Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million and that no further expenses of this nature relating to prior hurricane damage are expected to be incurred. If Production Costs of the Royalty Properties owned by a Working Interest Owner exceed the Gross Proceeds from the Royalty Properties, owned by such Working Interest Owner, the Trust will not receive Net Proceeds from such Working Interest Owner until future proceeds from production from the Royalty Properties owned by such Working Interest Owner exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received Net Proceeds from Chevron, as the Working Interest Owner, since December 2008. As of July 31, 2015, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $1.7 million, net to the entire Original Royalty (or $1.0 million applicable to the Trust). The excess development and production costs have decreased from $2.8 million, as of October 31, 2014 to $1.7 million, net to the entire Original Royalty, as of July 31, 2015, reflecting increased production from the Royalty Properties. While Chevron has not withdrawn any funds from the Special Cost Escrow Account since the fourth quarter of 2010, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds from Chevron, as the Working Interest Owner, would otherwise be payable on the Royalty.

        Although the Trust has recently received nominal distributions from Fieldwood Energy Offshore LLC, as the Working Interest Owner of Eugene Island 342, it is anticipated that any such future distributions will continue to be nominal in amount and the Trust will not make any distributions to its Unit holders until the Trust's indebtedness is paid in full. Accordingly, it is expected that there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations"

        Substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for oil and gas, worldwide political conditions, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables.

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the Unit holders. Historically the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the three and nine months ended September 30, 2015, the Trust utilized $96,765 and $334,255, respectively, of the proceeds from the 2015 Note, 2014 Note and cash advances from BONYM to pay for Trust expenses. As of September 30, 2015, the reserve balance was $0. Including the proceeds from the 2015 Note, and previous cash advances from BONYM included in the principal amount of the 2015 Note, the Trust's available cash was approximately $487,276 at September 30, 2015.

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

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of October 31, 2014 future net revenues attributable to the Trust's royalty interests were estimated at $7.3 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2014 in order to correspond with distributions to the Trust. Such reserve study also indicates that approximately 69% of the future net revenues from the Royalty Properties are expected to be received by the Trust by October 31, 2017. The reserve study does include projected reserves attributable to the four wells drilled by Arena on Eugene Island 339 but does not include any capital expenditures for any redevelopment of Eugene Island 339. As indicated above, the revenue values in the reserve report were estimated using the initial costs provided by Chevron and the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2014. The prices of oil and natural gas have declined significantly since October 31, 2014 and it is anticipated that the lower oil and natural gas prices over the 12-month period ended October 31, 2015 will result in a reduction in the total future net revenues attributable to the Partnership's interest in the Royalty as of October 31, 2015. Because the Trust will terminate in the event estimated future net revenues attributable to the Partnership's interest in the Royalty fall below $1.2 million (assuming no further sales of any interests in the Royalty), it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the 2014 10-K. The 2014 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special

Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first nine months of 2015, there were no funds released or escrowed from the Special Cost Escrow account. As of September 30, 2015, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        Aggregate development and production costs in excess of the related proceeds for the royalty properties, as of July 31, 2015, were approximately $1.7 million, net to the entire Royalty ($1.0 million applicable to the Trust); however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds from Chevron, as the Working Interest Owner, would otherwise be payable on the Royalty. During the first nine months of 2015 and 2014, respectively, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2015, $1,000 remained in the Special Cost Escrow account.

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

Three Months Ended September 30, 2015 and 2014

  Royalty Trust Comparison

        Royalty income was $0 for each of the three months ended September 30, 2015 and 2014. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $326,576, or $195,946 attributable to the Trust, for the production period of May, June and July 2015 attributable to the three months ended September 30, 2015 and by $2,733,945, or $683,486 attributable to the Trust for the production period of May, June and July 2014 attributable to the three months ended September 30, 2014. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the quarters ended September 30, 2015 and 2014.

        General and administrative expenses for the Trust were $96,765 for the three months ended September 30, 2015 compared to $187,957 for the three months ended September 30, 2014. The decrease is due, in part, to the timing of the recording of expenses.

        The reserve for future Trust expenses did not change from June 30, 2015 to September 30, 2015 and remained at $0.

        There was no distributable income for each of the three months ended September 30, 2015 and September 30, 2014 and therefore no distributions to Unit holders.

        For the three months ended September 30, 2015 and September 30, 2014, the Trust had undistributed net income of $195,946 and $410,092, respectively, representing the Trust's portion of the undistributed net income of $1,306,304 and $2,733,945 associated with the Royalty Properties for the three months ended September 30, 2015 and 2014. As of July 31, 2015, the cumulative undistributed net loss was $1.7 million, net to the entire Original Royalty ($1.0 million net to the Trust). Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

Natural Gas and Gas Products

        Gas revenues decreased $236,000, or 67%, to $115,077 in the third quarter of 2015 from $351,077 in the third quarter of 2014. Gas volumes during the third quarter of 2015 decreased 44% to 41,263 Mcf from 73,562 Mcf in the third quarter of 2014. The average price received for natural gas decreased approximately 42% from an average price of $4.82 per Mcf in the third quarter of 2014 to $2.79 per Mcf in the third quarter of 2015, excluding the impact of the adjustments for Eugene Island 339 and Eugene Island 342. Gas products revenue decreased $24,087, or 57%, to $17,858 in the third quarter of 2015 from $41,945 in the third quarter of 2014. Gas products volumes during the third quarter of 2015 decreased 29% to 47,820 gallons, compared to 67,075 gallons in the third quarter of 2014.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $1,579,485, or 43%, to $2,109,957 in the third quarter of 2015 from $3,689,442 in the third quarter of 2014. The decrease in revenues is the result of a decrease in the average price received for crude oil and condensate for the third quarter of 2015. The average price received for crude oil and condensate production decreased approximately 41%, or $42.41, to $60.72 per barrel in the third quarter of 2015 from $103.13 per barrel in the third quarter of 2014, excluding the impact of the adjustments for Eugene Island 339 and Eugene Island 342. Oil volumes decreased 3% from 35,777 barrels in the third quarter of 2014 to 34,749 barrels in the third quarter of 2015. The decrease was primarily due to a temporary shut in at Eugene Island 339 during the third quarter of 2015, thus decreasing crude oil production during 2015 when compared to 2014.

Capital Expenditures

        Capital expenditures decreased by $17,802, or 99%, from $18,031 in the third quarter of 2014 to $229 in the third quarter of 2015. The higher amount of capital expenditures during the third quarter of 2014 relates primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183.

Production Expenses

        Production expenses decreased by $394,131, or 30%, from $1,330,489 in the third quarter of 2014 to $936,358 in the third quarter of 2015. The decrease in operating expenses is due to the decrease of maintenance projects at Ship Shoal 169 in the third quarter of 2015 as compared to the third quarter of 2014.

Special Cost Escrow Account

        In the third quarter of 2015, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2015, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" above.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the third quarter of 2015 as compared to operations for the third quarter of 2014 based on gross revenues generated during these periods combined.

Eugene Island 339

        Net crude oil revenues decreased from $546,816 in the third quarter of 2014 to $501,115 in the third quarter of 2015, due to a decrease in the average crude oil price received from $103.03 per barrel in the third quarter of 2014 to $58.83 per barrel in the third quarter of 2015. This decrease was partially offset by an increase in net crude oil production from 5,308 barrels in the third quarter of 2014 to 8,518 barrels in the third quarter of 2015. Crude oil production increased due to wells, which were shut-in for part of the prior year quarter for equipment repairs, coming back online for the current year quarter. Gas revenues decreased from $29,659, in the third quarter of 2014 to $18,399 in the third quarter of 2015, due primarily to a decrease in the average natural gas price received from $5.00 per Mcf in the third quarter of 2014 to $3.11 per Mcf in the third quarter of 2015. Capital expenditures were $0 in the third quarter of 2014 and the third quarter of 2015. Operating expenses increased from $12,353 in the third quarter of 2014 to $44,781 in the third quarter of 2015 due to increased maintenance costs during the third quarter of 2015 compared to the third quarter of 2014.

Ship Shoal 182/183

        Net crude oil revenues decreased from $3,043,860 in the third quarter of 2014 to $1,562,975 in the third quarter of 2015, due to a decrease in the average crude oil price received from $103.17 per barrel in the third quarter of 2014 to $61.44 per barrel for the same period in 2015. Net crude oil production slightly decreased as a result of normal operating fluctuations from 29,505 barrels in the third quarter of 2014 to 25,440 barrels in the third quarter of 2015. Gas revenues decreased from $314,024 in the third quarter of 2014 to $93,909 in the third quarter of 2015, due to a decrease in gas production from 65,313 Mcf in the third quarter of 2014 to 34,233 Mcf in the third quarter of 2015 as a result of the pipeline being temporarily shut in during the third quarter of 2015. The average gas revenue price received also decreased from $4.81 per Mcf in the third quarter of 2014 to $2.74 per Mcf for the same period in 2015. Capital expenditures decreased from $18,010 in the third quarter of 2014 to $231 in the third quarter of 2015. Operating expenses decreased from $1,147,246 in the third quarter of 2014 to $787,045 for the same period in 2015 due to several maintenance projects during the third quarter of 2014 and decreased production during the third quarter of 2015.

South Timbalier 36/37

        Net crude oil revenues decreased from $98,766 in the third quarter of 2014 to $40,391 for the same period in 2015 due to a decrease in oil production volumes from 965 barrels in the third quarter of 2014 to 685 barrels in the third quarter of 2015 due to a well being temporarily shut in during the third quarter 2015. There was also a decrease in the average crude oil price received from $102.40 per barrel in the third quarter of 2014 to $58.99 per barrel in the third quarter of 2015. Gas revenues decreased from $7,326 in the third quarter of 2014 to $2,727 in the third quarter of 2015 due to a decrease in the average natural gas price received from $3.18 per Mcf in the third quarter of 2014 to $2.49 per Mcf in the third quarter of 2015. Gas production also decreased from 2,305 Mcf in the third quarter of 2014 to 1,095 Mcf in the third quarter of 2015 due to shut ins for maintenance work during the third quarter 2015. Capital expenditures decreased from $21 in the third quarter of 2014 to $0 in the third quarter of 2015. Operating expenses decreased from $12,706 in the third quarter of 2014 to $11,926 in the third quarter of 2015 due to higher maintenance repairs conducted during the third quarter of 2014 and lower production during the third quarter 2015.

Eugene Island 342

        Net crude oil revenues increased from $0 in the third quarter of 2014 to $5,476 in the third quarter of 2015. This increase is primarily due to a prior period adjustment in net crude oil production from 0 barrels in the third quarter of 2014 to 107 barrels in the third quarter of 2015. Gas revenues were $68 and gas production was 15 Mcf in the third quarter of 2014, compared to gas revenues of $41 and gas production of 15 Mcf in the third quarter of 2015. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the third quarter of 2015 and 2014.

Nine Months Ended September 30, 2015 and 2014

  Royalty Trust Comparison

        Royalty income was $0 for the nine months ended September 30, 2015 and 2014. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $4,261,214, or $639,183 attributable to the Trust, for the production period of November and December 2014 and January, February, March, April, May, June and July 2015 attributable to the nine months ended September 30, 2015 and by $5,438,877, or $815,831 attributable to the Trust for the production period of November and December 2013 and January, February, March, April, May, June and July 2014 attributable to the nine months ended September 30, 2014. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the nine months ended September 30, 2015 and 2014.

        General and administrative expenses for the Trust were $334,255 for the nine months ended September 30, 2015 compared to $853,918 for the nine months ended September 30, 2014. The decrease is due to the timing of the recording of expenses, of which $339,414 related to payment of the suspended Trustee fees that was paid in January 2014.

        The reserve for future Trust expenses did not change from December 31, 2014 to September 30, 2015 and remained at $0.

        There was no distributable income for each of the nine months ended September 30, 2015 and September 30, 2014 and therefore no distributions to unit holders.

        For the nine months ended September 30, 2015 and September 30, 2014, the Trust had undistributed net income of $639,183 and $815,831, respectively, representing the Trust's portion of the undistributed net income of $4,261,214 and $5,438,877 associated with the Royalty Properties for the nine months ended September 30, 2015 and 2014. For the nine months ended September 30, 2014, net income for the Royalty Properties included additional proceeds of $72,443, net to the Trust, as a result of an audit adjustment for the Royalty Properties. The cumulative undistributed net loss for the Trust was $1.7 million as of July 31, 2015. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

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

Natural Gas and Gas Products

        Gas revenues decreased $196,399, or 27%, to $539,510 in the first nine months of 2015 from $735,909 in the first nine months of 2014. Gas volumes during the first nine months of 2015 increased 5% to 158,499 Mcf from 151,382 Mcf in the first nine months of 2014. Excluding the impact of prior period adjustments, the average price received for natural gas decreased approximately 31% from an average price, excluding adjustments, of $4.90 per Mcf in the first nine months of 2014 to $3.40 per Mcf in the first nine months of 2015. Also as a result of the adjustments, gas products volumes during the first nine months of 2015 decreased 17% to 155,775 gallons, compared to 186,967 gallons in the first nine months of 2014.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $2,905,487, or 31%, to $6,502,663 in the first nine months of 2015 from $9,408,150 in the first nine months of 2014. Excluding the impact of prior period adjustments, the average price received for crude oil and condensate production decreased 39%, or

$39.85, to $62.02 per barrel in the first nine months of 2015 from $101.87 per barrel in the first nine months of 2014. Oil volumes increased 14% from 92,202 barrels in the first nine months of 2014 to 104,851 barrels in the first nine months of 2015. The increase in volumes is primarily due to wells coming back online after multiple shut ins for facility improvement projects during the first nine months of 2014 at Ship Shoal 182/183. In addition, the increase in volumes is due to increased production in the first nine months of 2015 at Eugene Island 339 due to the completion of the K-11 well on Eugene Island 339 which came online in the fourth quarter of 2014.

Capital Expenditures

        Capital expenditures decreased by $174,675, or 99%, from $175,608 in the first nine months of 2014 to $933 in the first nine months of 2015. The higher amount of capital expenditures during the first nine months of 2014 relate primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183. There were no significant facility improvement projects or drilling and completion costs for Ship Shoal 182/183 or any other of the properties during the first nine months of 2015.

Production Expenses

        Production expenses decreased by $1,827,258, or 39%, from $4,668,967 in the first nine months of 2014 to $2,841,709 in the first nine months of 2015. The decrease in operating expenses is due to a decrease in maintenance projects at Ship Shoal 169 in the first nine months of 2015 as compared to the first nine months of 2014.

Special Cost Escrow Account

        In the first nine months of 2015, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2015, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the first nine months of 2015 as compared to operations for the first nine months of 2014 based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 net crude oil revenues decreased from $1,942,299 in the first nine months of 2014 to $1,722,499 in the first nine months of 2015, due to a decrease in the average crude oil price received from $101.26 per barrel in the first nine months of 2014 to $62.01 per barrel in the first nine months of 2015. This decrease was partially offset by an increase in net crude oil production from 19,181 barrels in the first nine months of 2014 to 27,778 barrels in the first nine months of 2015. Gas revenues decreased from $129,309 in the first nine months of 2014 to $63,853 in the first nine months of 2015, due primarily to a decrease in gas production from 26,904 Mcf in the first nine months of 2014 to 17,471 Mcf in the first nine months of 2015. Capital expenditures were $0 the first nine months of 2015 and 2014, respectively. Operating expenses increased from $68,760 in the first nine months of 2014 to $103,567 in the first nine months of 2015 due primarily to increased maintenance costs in the first nine months of 2015 as compared to the first nine months of 2014.

Ship Shoal 182/183

        Ship Shoal 182/183 net crude oil revenues decreased from $7,052,957 in the first nine months of 2014 to $4,901,958 in the first nine months of 2015, due to a decrease in the average crude oil price received from $102.31 per barrel in the first nine months of 2014 to $63.62 per barrel for the same period in 2015. This decrease was partially offset by an increase in net crude oil production from 68,935 barrels in the first nine months of 2014 to 77,053 barrels in the first nine months of 2015. The increase in volumes was primarily due to multiple shut ins for facility improvement projects during the first nine months of 2014. Gas revenues decreased from $571,375 in the first nine months of 2014 to $438,666 in the first nine months of 2015, due to a decrease in in the average gas revenue price received from $4.96 per Mcf in the first nine months of 2014 to $3.31 per Mcf for the same period in 2015. This decrease was partially offset by an increase in gas production from 115,127 Mcf in the first nine months of 2014 to 132,502 Mcf in the first nine months of 2015 as a result of the shut ins during the first nine months of 2014. Capital expenditures decreased from $171,767 in the first nine months of 2014 to $1,091 in the first nine months of 2015. Operating expenses decreased from $4,103,803 in the first nine months of 2014 to $2,407,955 for the same period in 2015 due to several maintenance projects winding down during the first nine months of 2014.

South Timbalier 36/37

        South Timbalier 36/37 crude oil revenues decreased from $282,864 in the first nine months of 2014 to $179,409 for the same period in 2015 due primarily to a decrease in the average crude oil price received from $100.81 per barrel in the first nine months of 2014 to $65.14 per barrel in the first nine months of 2015. Oil production volumes also decreased from 2,806 barrels in the first nine months of 2014 to 2,754 barrels in the first nine months of 2015. Gas revenues decreased from $25,465 in the first nine months of 2014 to $9,802 in the first nine months of 2015 due to a decrease in the average natural gas price received from $3.70 per Mcf in the first nine months of 2014 to $3.11 per Mcf in the first nine months of 2015. Gas production also decreased from 6,891 Mcf in the first nine months of 2014 to 3,152 Mcf in the first nine months of 2015. Capital expenditures decreased from an expense of $3,841 in the first nine months of 2014 to a benefit of $157 in the first nine months of 2015 primarily due to the sale of some materials at South Timbalier 36/37. The costs in the first nine months of 2014 were primarily associated with facility improvements. Operating expenses decreased from $55,782 in the first nine months of 2014 to $40,482 in the first nine months of 2015 due to higher maintenance repairs conducted during the first nine months of 2014.

Eugene Island 342

        Net crude oil revenues decreased from $130,031 in the first nine months of 2014 to negative $301,203 in the first nine months of 2015. This decrease is primarily due to a prior period adjustment in net crude oil production from 1,282 barrels in the first nine months of 2014 to negative 2,733 barrels in the first nine months of 2015. Gas revenues were $27,188 and gas production was 5,373 Mcf in the first nine months of 2015, compared to gas revenues of $9,760 and gas production of 2,460 Mcf in the first nine months of 2014. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the first nine months of 2015 and 2014.

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

	Royalty Properties Three Months Ended September 30,(1)		Royalty Properties Nine Months Ended September 30,(1)
	2015	2014	2015	2014
Crude oil and condensate (bbls)	34,749	35,777	104,851	92,202
Natural gas and gas products (Mcfe)	49,233	84,741	184,461	182,543
Crude oil and condensate average price, per bbl(2)	$60.72	$103.12	$62.02	$102.04
Natural gas average price, per Mcf (excluding gas products)(3)	$2.79	$4.77	$3.40	$4.86
Crude oil and condensate revenues	$2,109,957	$3,689,442	$6,502,663	$9,408,150
Natural gas and gas products revenues	132,935	393,022	601,193	875,301
Production expenses	(936,358)	(1,330,489)	(2,841,709)	(4,668,967)
Capital expenditures	(229)	(18,031)	(933)	(175,608)
Interest
Undistributed net loss (income)(4)	(1,306,304)	(2,733,945)	(4,261,214)	(5,438,877)
Refund of (provision for) Special Cost Escrow	—	—	—	—

Net Proceeds	—	—	—	—
Royalty interest	X15%	X15%	X15%	X15%

Partnership share	—	—	—	—
Trust interest	x99.99%	x99.99%	x99.99%	x99.99%

Trust share of Royalty Income(5)	$—	$—	$—	$—

(1)
Amounts are based on production for the three- and nine-month period ended July 31 of each year, respectively, and include the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price for the three months ended September 30, 2015 and 2014 was $60.75 and $103.13, respectively, and for the nine months ended September 30, 2015 and 2014 was $62.10 and $101.87, respectively.

(3)
Excluding the adjustments, the average price for the three months ended September 30, 2015 and 2014 was $2.79 and $4.82, respectively, and for the nine months ended September 30, 2015 and 2014 was $3.35 and $4.90, respectively.

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

Critical Accounting Policies

        Disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust's financial statements are included in Item 7 of the 2014 10-K. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2015.

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended September 30, 2015 applicable to the Trust or its condensed financial statements.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended September 30, 2015, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        On July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requests the Court to modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without unitholder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding are to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Trust's unitholders; and, to, thereafter terminate the Partnership and the Trust. The Trust has completed the process of serving the Petition on the Trust's Unit holders. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. The Court appointed attorney ad litem filed a Counterclaim against the Trust on November 16, 2015 requesting (1) an order to sell all of the Royalty Interests, and (2) an accounting of the general and administrative expenses of the Trust from 2008 through the present. The trial is currently set for January 15, 2016; however, it is possible that the Counterclaim filed by the attorney ad litem could result in a delay. There can be no assurances whether the Court will grant the requested relief and, if such relief is granted, when such actions will be completed.

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

Date: November 16, 2015

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