Form 10-K
period 2015-12-31
TEL OFFSHORE TRUST
filed 2016-03-30
CIK 97148

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File Number 000-6910

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the 4,751,510 Units of Beneficial Interest in TEL Offshore Trust held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $950,302 based on a June 30, 2015 closing sales price of $0.20.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          As of March 30, 2016, there were 4,751,510 Units of Beneficial Interest in TEL Offshore Trust outstanding.

Documents Incorporated By Reference: None

Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K (this "Form 10-K") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of Part II and elsewhere herein regarding the financial position, production and reserve growth, and other plans and objectives are forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "could," "may," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions about future events. Although Chevron USA, Inc., the Managing General Partner of the Partnership (as defined below) has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations are disclosed in this Form 10-K, including without limitation in conjunction with the forward- looking statements included in this Form 10-K. Risks factors that may affect actual results and Trust distributions include, without limitation:

  •
  the outcome of the probate proceeding and the possibility that the Trust may be terminated;

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

        Should any event or circumstances contemplated by the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should any material underlying assumptions prove incorrect, actual results may differ materially from future results expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Managing General Partner or the Trust or persons acting on behalf of the Managing General Partner or the Trust are expressly qualified in their entirety by such forward-looking statements. See "Item 1A—Risk Factors" below in this Form 10-K for a summary description of principal risk factors.

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

        The principal asset of the Trust consists of a 99.99% interest in the TEL Offshore Trust Partnership, which we refer to herein as the "Partnership." Chevron U.S.A., Inc., or "Chevron," owns the remaining .01% interest in the Partnership. Until October 27, 2011, the Partnership owned 100% of an overriding royalty interest equivalent to a 25% net profits interest (the "Original Royalty"), in certain oil and gas properties located offshore Louisiana. The term "Royalty Properties" shall refer to the oil and gas properties located offshore Louisiana that were initially subject to the Original Royalty and, as applicable, the remaining oil and gas properties that continue to be subject to the Royalty (as defined herein). The term "Original Royalty" shall refer to the initial 25% net profits interest in the Royalty Properties and the term "Royalty" shall refer to the applicable net profits interest held from time to time by the Partnership following the 2011 Royalty Sale (as defined herein) and the 2013 Royalty Sale (as defined herein).

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

        On May 13, 2015, Chevron conveyed certain oil and gas properties to Fieldwood Energy Offshore LLC ("Fieldwood"), including Chevron's interest in Eugene Island 342 that is subject to the Royalty. Any Net Proceeds from Fieldwood attributable to Eugene Island 342 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. Consequently, during the fourth quarter of 2015 the Trust received Royalty income of $1,316 attributable to Eugene Island 342. However, in accordance with the Trust Agreement, no distributions will be made by the Trust to the Unit holders until all Trust liabilities have been satisfied.

        All of the remaining Royalty Properties continue to be subject to the Royalty, though only those Royalty Properties owned by Chevron, Arena and Fieldwood were still producing as of December 31, 2015. Chevron, as the Managing General Partner of the Partnership, calculates the Net Proceeds (as defined below) from the Royalty Properties owned by Chevron and collects financial information relating to the other Royalty Properties from the Working Interest Owners other than Chevron for presentation to the Trust.

        Chevron announced, during recent quarterly analyst reports, an intention to divest its Gulf of Mexico Shelf assets in 2016 and 2017, including the Royalty Properties. If and when Chevron sells a Royalty Property, the excess costs do not transfer to the Royalty Property buyer. The Royalty Property buyer will create its own net profit interest accounting and begin paying the net proceeds without being burdened by the existing excess costs. The excess costs remain with and continue to burden the net proceeds of the remaining Royalty Properties not sold by Chevron. The Ship Shoal 182 and 183 leases are scheduled for possible sale in April 2016 and the remainder of the Royalty Properties are scheduled to be marketed in late 2016 for a potential sale in 2017, although there is no guarantee of certainty or timing for a sale or sales. In the event Chevron is successful in selling all the Royalty Properties through its scheduled divestment programs, the excess costs will cease to burden the Royalty entirely.

        Unless the context in which such terms are used indicates otherwise, the terms "Working Interest Owner" and "Working Interest Owners" generally refer to the owner or owners of the Royalty Properties (Exploration I through October 31, 1986; Tenneco for periods from October 31, 1986 until November 18, 1988; Chevron with respect to all Royalty Properties for periods from November 18, 1988 until October 30, 1992, and with respect to all Royalty Properties except East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208 for periods from October 30, 1992 until December 1, 1994, and with respect to the same properties except West Cameron 643 from December 1, 1994 until August 1, 2008; and with respect to the same properties except 35% of Eugene Island 339 on and after December 15, 2009; PennzEnergy/Devon with respect to East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene/Devon Island 208 for periods from October 30, 1992 until October 1, 1995, and with respect to Eugene Island 348 and Eugene Devon Island 208 thereafter; TEPI with respect to West Cameron 643 and East Cameron 371 for periods beginning on or after December 1, 1994 until May 1, 2002; SONAT with respect to East Cameron 354 for periods on or after October 1, 1995; Amoco with respect to Eugene Island 367 for periods beginning on or after

October 1, 1995; Amerada with respect to East Cameron 354 for periods beginning on or after January 1, 1998 until July 1, 2003; Chevron with respect to West Cameron 643 on and after May 1, 2002 until August 1, 2008; Chevron with respect to East Cameron 371 on and after May 1, 2002 until July 1, 2007; Anadarko with respect to East Cameron 354 on and after July 1, 2003 until October 1, 2004, Apache with respect to East Cameron 354 after October 1, 2004; ERT with respect to East Cameron 371 on and after July 1, 2007; Hilcorp with respect to West Cameron 643 on and after August 1, 2008; Arena with respect to 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 on and after December 15, 2009; and Fieldwood with respect to Eugene Island 342 on and after May 13, 2015).

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

        As of March 30, 2016, a total of 4,751,510 units of beneficial interest in the Trust, which we refer to herein as "Units," were issued and outstanding. The Units traded on the Nasdaq Capital Market, or "NASDAQ," from August 31, 2001 through January 2, 2011. On January 3, 2011, the Units were suspended from trading by the NASDAQ and the Trust filed a Form 25 with the SEC to announce the voluntary delisting of the Units. In an effort to reduce expenses, the Trustees determined that it was in the best interest of the Trust to voluntarily delist the Units and to cause the Units to no longer be traded on the NASDAQ. Since January 3, 2011, the Units have been quoted on the OTCQB™ Marketplace, which is an electronic quotation service operated by Pink OTC Markets Inc. for securities traded over-the-counter. From inception of the Trust to December 31, 2015, distributions to Unit holders totaled approximately $138,742,000 or approximately $29.20 per Unit; however, the Trust has not made a distribution to Unit holders since January 9, 2009. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" in Item 7 of this Form 10-K and Note 4 to the Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainties of the Trust's future distributions.

        The terms of the TEL Offshore Trust Agreement, which we refer to herein as the "Trust Agreement," provide, among other things, that: (1) the Trust is a passive entity whose activities are generally limited to the receipt of revenues attributable to the Trust's interest in the Partnership and the distribution of such revenues, after payment of or provision for Trust expenses and liabilities, to the owners of the Units; (2) the Trustees may sell all or any part of the Trust's interest in the Partnership or cause the sale of all or any part of the Royalty by the Partnership with the approval of a majority of the Unit holders or if necessary to provide for the payment of liabilities of the Trust; (3) the Trustees can establish cash reserves and can borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of such borrowings; (4) to the extent cash available for distribution exceeds liabilities or reserves therefore established by the Trust, the Trustees will cause the Trust to make quarterly cash distributions to the Unit holders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at approximately $2.2 million as of October 31, 2015 based on the reserve study of DeGolyer and MacNaughton, independent petroleum engineers (the "2015 Reserve Report"). (See "Termination of the Trust" and Note 9 of the Notes to Financial Statements under Item 8 of this Form 10-K for further information regarding estimated future net revenues.) As a result of the Severed Proceeding (as defined below), the Trustees have been ordered to direct the Partnership to sell for cash all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016, and to hold the proceeds from such sale until such time as a further court order is issued with directions regarding the use and distribution of such proceeds.

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

        The Net Proceeds with respect to Fieldwood's ownership of Eugene Island 342 are calculated separately from the determination of Net Proceeds with respect to the other Royalty Properties. Any Net Proceeds from Fieldwood attributable to Eugene Island 342 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. However, in accordance with the Trust Agreement, no distributions will be made by the Trust to the Unit holders until the Trust's indebtedness is paid in full.

        The Trust's primary source of liquidity and capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at approximately $2.2 million as of October 31, 2015. Although the Trust received payments in the aggregate amount of $1,316 from the operator of Eugene Island 342 during the fourth quarter of 2015, the Trust has not received Net Proceeds from Chevron, as the operator of the Royalty Properties, since December 2008. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis. The Trust has not made a distribution to Unit holders since January 9, 2009, and although the Trust has received payments from Fieldwood, the Trust is unable to make any distributions until the Trust's indebtedness is repaid. As a result of the judgment entered in the Severed Proceeding, the Trustees have been ordered to direct the Partnership to sell for cash all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. The proceeds from such sale are required to be held in a segregated interest-bearing account until a subsequent court order from the court. There can be no assurances that the sale of the Royalty will produce Net Proceeds sufficient to allow distributions to the Unit holders and if such proceeds are available, there is no assurance when any distribution will be permitted.

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

        Pursuant to the terms of the Trust Agreement, the Trustees, on behalf of the Trust, are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow additional funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings, in addition to outstanding amounts from prior borrowings, have been paid in full. As discussed below, The Bank of New York Mellon, N.A ("BONYM"), an affiliate of the Corporate Trustee, has loaned funds to the Trust for the payment of the Trust's liabilities.

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

        In September 2012, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of the third quarter of 2012, until a date to be determined in the future by the Trustees. Such suspended Trustee fees were paid in full by the Trustee in January 2014 and are included within general and administrative expenses for the year ended December 31, 2014.

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

        On October 31, 2013, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2013 Royalty Sale") of 25% of its remaining interest in the Original Royalty (or 5% of 8/8ths) and following such sale the Partnership now holds 60% of the overriding royalty interest (or 15% of 8/8ths), and the Partnership is only entitled to receive 15% of the Net Proceeds when there are sufficient Net Proceeds for distribution on the Royalty. The 2013 Royalty Sale generated $1,200,000 in gross proceeds and occurred as part of a formal auction process for the Partnership's remaining overriding royalty interest in the Royalty Properties. The Trust received from the Partnership a distribution of approximately $1,151,885, representing 99.99% of the net proceeds from the sale of $1,152,000. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under that certain Demand Promissory Note, dated May 23, 2013, in the original principal amount of $300,000, executed by the Trust and payable to BONYM, (the "2013 Note") and used the remaining net proceeds solely for the payment of expenses of the Trust.

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

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of December 31, 2015, the accumulated amount of such suspended fees was approximately $452,418 in the aggregate. The cumulative suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        On October 1, 2014, BONYM made an advance to the Trust in the amount of $363,000, and the Corporate Trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, as lender, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. In addition to the 2014 Note, BONYM made additional cash advances in the amount of $209,885 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding (as herein defined). On September 25, 2015, BONYM made an additional advance to the Trust in the amount of $484,000 and the Corporate Trustee, as the borrower, entered into a Renewal Demand Promissory Note (the "2015 Note") with BONYM, as lender, relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the indebtedness originally evidenced by the 2014 Note in the original principal amount of $363,000, and (iii) previous advances in the amount of $209,885 made by BONYM on behalf of the Trust. The 2015 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2015 Note, all amounts outstanding under the 2015 Note including accrued and unpaid interest will be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) December 31, 2016. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2015 Note, in whole or in part, at any time without penalty. In addition, the accrued and unpaid interest remaining due from the 2014 Note in the amount of $1,790 is due and payable concurrently with the payment of the 2015 Note. During the year ended December 31, 2015, a portion of the proceeds from the 2014 Note, as renewed and extended by the 2015 Note, were used to pay Trust expenses. In addition to the 2015 Note, through December 31, 2015, BONYM has made additional advances in the amount of $8,303 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding. Although BONYM has no obligation to do so, it is anticipated that BONYM will continue to advance funds to the Trust for the payment of such expenses.

        As indicated above, the Trustees have previously authorized the Trust to borrow funds and the Partnership to sell portions of the Original Royalty in an effort to pay the ongoing costs and expenses incurred by the Trust in fulfilling its obligations under the Trust Agreement. As a result of the ongoing costs and expenses of the Trust and the lack of any distributions or assurances of future distributions, on July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requested that the Court modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding (the "Probate Proceeding") were to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Unit holders; and, to, thereafter terminate the Partnership and the Trust. The Trust has completed the process of serving the Petition on the Trust's Unit holders. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. The Court appointed attorney ad litem filed a Counterclaim against the Trust on November 16, 2015 requesting (1) an order to sell all of the Royalty, and (2) an accounting of the general and administrative expenses of the Trust from 2008 through the present.

        The Probate Proceeding was set for trial on January 15, 2016. Prior to trial, the attorney ad litem filed a Motion to Sever asking the Court to sever all matters related to the requested modification of the Trust and the sale of Trust assets, as plead for, in part, in the petition originally filed by the Trustees and in the attorney ad litem's Counterclaim, into a separate cause to proceed to trial. The attorney ad litem also filed a Motion for Continuance requesting that the Court continue the trial of all remaining matters, including the attorney ad litem's request for an accounting and the issues concerning the termination of the Trust, to a later date (the "Remaining Matters"). Prior to calling the case to trial, the Court granted the attorney ad litem's Motion to Sever and Motion for Continuance, severed the matters related to the modification of the Trust and the sale of Trust assets ("Severed Proceeding"), and continued the Remaining Matters to a later date. The Severed Proceeding has been assigned Cause No. C-1-PB-16-000096 and is styled In re: TEL Offshore Trust.

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a final judgment granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. There can be no assurance as to the amount, if any, of the net proceeds that will be available for distribution to the Trust's unitholders through the sale.

        The attorney ad litem is pursuing discovery regarding the Remaining Matters and he has threatened to assert additional claims against the Trustees. The Trustees are in the process of responding to the attorney ad litem's requests. The Trustees anticipate that the Remaining Matters will be set for trial in November 2016. There can be no assurances whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

        The discussions of terms of the Trust Agreement, Partnership Agreement and Conveyance contained herein are qualified in their entirety by reference to the Trust Agreement, Partnership Agreement and Conveyance themselves, which are incorporated by reference into this Form 10-K and are available upon request from the Corporate Trustee.

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

        As discussed above, on November 18, 1988, Chevron replaced Tenneco as the Working Interest Owner and Managing General Partner of the Partnership and assumed Tenneco's obligations under the Conveyance. On October 30, 1992, PennzEnergy acquired certain oil and gas producing properties from Chevron, including four of the Royalty Properties. The four Royalty Properties acquired by PennzEnergy were East Cameron 354, Eugene Island 348, Eugene Island 367 and Eugene Island 208. As a result of such acquisition, PennzEnergy replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on October 30, 1992. On December 1, 1994, TEPI acquired two of the Royalty Properties from Chevron. The Royalty Properties acquired by TEPI were West Cameron 643 and East Cameron 371. As a result of such acquisition, TEPI replaced Chevron as the Working Interest Owner of such properties and assumed Chevron's obligations under the Conveyance with respect to such properties on December 1, 1994. On October 1, 1995, SONAT and Amoco acquired the East Cameron 354 and Eugene Island 367 properties, respectively, from PennzEnergy. As a result of such acquisitions, SONAT and Amoco replaced PennzEnergy as the Working Interest Owners of the East Cameron 354 and Eugene Island 367 properties, respectively, and also assumed PennzEnergy's obligations under the Conveyance with respect to such properties on October 1, 1995. Effective January 1, 1998 ERT acquired the East Cameron 354 property from SONAT. As a result of such acquisition, ERT replaced SONAT as the Working Interest Owner of the East Cameron 354 property and also assumed SONAT's obligations under the Conveyance with respect to this property effective January 1, 1998. In October 1998, Amerada acquired the East Cameron 354 property from ERT effective January 1, 1998. As a result of this acquisition, Amerada replaced ERT as the Working Interest Owner of the East Cameron 354 property effective January 1, 1998, and also assumed ERT's obligations under the Conveyance with respect to this property. Effective January 1, 2000, PennzEnergy and Devon Energy Corporation (Nevada) merged into Devon. As a result of such merger, Devon replaced PennzEnergy as the Working Interest Owner of the Eugene Island 348 and Eugene Island 208 properties effective January 1, 2000, and also assumed PennzEnergy's obligations under the Conveyance with respect to these properties. On October 9, 2001, a wholly owned subsidiary of Chevron Corporation merged with and into Texaco, pursuant to an Agreement and Plan of Merger, dated as of October 15, 2000. As a result of the Merger, Texaco Inc. became a wholly owned subsidiary of Chevron Corporation, and Chevron Corporation changed its name to "ChevronTexaco Corporation" in connection with the Merger. Accordingly, the properties referred to herein as controlled by Chevron and Texaco are each now controlled by subsidiaries of Chevron Corporation. Effective May 9, 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. On May 1, 2002, TEPI assigned all of its interests in West Cameron 643 and East Cameron 371 to Chevron. Chevron sold its interest in East Cameron 371 to ERT effective July 1, 2007. Chevron sold its interests in West Cameron 643 to Hilcorp effective August 1, 2008. On June 6, 2003, Anadarko acquired, among other interests, a 25% working interest in the East Cameron 354 field, subject to the Royalty, from Amerada effective April 1, 2003. As a result of this transaction, Anadarko replaced Amerada as the Working Interest Owner of East Cameron 354 effective July 1, 2003 and also assumed Amerada's obligations under the Conveyance with respect to this property. Effective October 1, 2004, Apache acquired Anadarko's interest in East Cameron 354 and assumed Anadarko's obligations under the Conveyance with respect to this property. Effective December 15, 2009, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena. As a result of this transaction, Chevron and Arena are both Working Interest Owners of Eugene Island 338 and Eugene Island 339. On May 13, 2015, Chevron conveyed certain oil and gas properties to Fieldwood, including Chevron's interest in Eugene Island 342.

DESCRIPTION OF THE UNITS

        Each Unit is evidenced by a transferable certificate issued by the Corporate Trustee. Each Unit ranks equally as to distributions, has one vote on any matter submitted to Unit holders and represents an undivided interest in the Trust, which in turn owns a 99.99% interest in the Partnership.

Distributions

        The Trustees distribute the Trust's income pro rata for each calendar quarter within 10 days after the end of each calendar quarter. Distributions of the Trust's income are made to Unit holders of record on the Quarterly Record Date, which is the last business day of each quarterly period, or such later date as the Trustees determine is required to comply with legal requirements. The Trustees determine for each quarterly period the amount available for distribution. Such amount (the "Quarterly Income Amount") consists of the cash received from the Royalty during the quarterly period plus any other cash receipts of the Trust, less the obligations of the Trust paid during the quarterly period, and adjusted for changes made by the Trust during the quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. The Trustees have previously determined that a cash reserve equal to three times the average expenses of the Trust during each of the past three years would be sufficient to provide for future administrative expenses in connection with the winding up of the Trust. The reserve amount at December 31, 2015 and 2014 was $0. The Trust has not received a distribution of Net Proceeds from Chevron, as the operator of the Royalty Properties, since December 2008. While the Trust has recently received payments in the aggregate amount of $1,316 from Fieldwood during the fourth quarter of 2015, the Trust is not permitted to make distributions when it has outstanding indebtedness. Accordingly, the Trust has not made a distribution to Unit holders since January 9, 2009. In connection with the 2011 Royalty Sale and the 2013 Royalty Sale the Trust did receive distributions of approximately $1,485,851 in October 2011 and $1,151,885 in October 2013, respectively. The Trust used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under a previous note payable to BONYM and used the remaining net proceeds solely for the payment of expenses of the Trust. While oil and gas production at Ship Shoal 182 and 183 and Eugene Island 339 has been partially restored following the damages inflicted by Hurricane Ike in September 2008, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions to the Unit holders will be made. Because of the lack of receipt of Net Proceeds, the Trust has previously not had sufficient cash flow to pay expenses on a current basis; and absent the receipt of Net Proceeds or other actions being taken, the Trust may in the future continue to have insufficient cash flow to pay expenses on a current basis. While the Trust realized proceeds of approximately $2,637,736 from the 2011 Royalty Sale and 2013 Royalty Sale, such proceeds have been expended by the Trust for the payment of expenses. The Trust is currently paying its liabilities with proceeds from the 2015 Note and additional advances from BONYM and it is expected that the Trust's currently available cash will be depleted during the second quarter of 2016. The Trust has not made a distribution to Unit holders since January 9, 2009, and although the Trust has received payments from Fieldwood, the Trust is unable to make any distributions until the Trust's indebtedness is repaid. As a result of the judgment entered in the Severed Proceeding, the Trustees have been ordered to direct the Partnership to sell for cash all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. The proceeds from such sale are required to be held in a segregated interest-bearing account until a subsequent court order from the court. There can be no assurances that the sale of the Royalty will produce Net Proceeds sufficient to allow distributions to the Unit holders and if such proceeds are available, there is no assurance when any distribution will be permitted. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" in Item 7 of this Form 10-K.

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

Additional Tax on Net Investment Income

        A 3.8% tax applies to certain net investment income earned by individuals, estates, and trusts with income above certain thresholds. For these purposes, investment income would generally include certain income derived from investments such as the Units and gain realized by a Unit holder from a sale of Units. In the case of an individual, the tax will be imposed on the lesser of (i) the Unit holder's net investment income or (ii) the amount by which the Unit holder's modified adjusted gross income exceeds $250,000 (if the Unit holder is married and filing jointly or a surviving spouse), $125,000 (if the Unit holder is married and filing separately) or $200,000 (in any other case).

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

        Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a tax on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statute. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts and partnerships that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as "passive entities." The Trust should be exempt from Texas franchise tax as a "passive entity." Since the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its Texas portion of Trust revenues in its own Texas franchise tax computation. Each Unit holder is urged to consult its own tax advisor regarding its possible Texas franchise tax liability.

TERMINATION OF THE TRUST

        The terms of the TEL Offshore Trust Agreement provide that the Trust will terminate upon the first to occur of the following events: (1) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (2) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $2.2 million as of October 31, 2015, based on the 2015 Reserve Report. Based on the 2015 Reserve Report, approximately 84% of future net revenues from the Royalty Properties are expected to be generated during the next four years. Because the Trust Agreement provides that the Trust will terminate in the event estimated future net revenues fall below $1.2 million (assuming no further sales of any interests in the Royalty), it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, pursuant to the Trust Agreement, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to the limitations described in the summary of the 2015 Reserve Report included in Item 1 of this Form 10-K. The 2015 Reserve Report is limited to reserves classified as proved; therefore, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues, nor are any capital expenditures included for any redevelopment of Eugene Island 339. In addition, the estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the Trust Agreement itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        As discussed under "—DESCRIPTION OF THE TRUST" above, the Probate Court of Travis County, Texas entered a final judgment in the Probate Proceeding granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible, notwithstanding any requirements of the Trust Agreement to the contrary. Pursuant to the court's order, the Partnership must sell all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. The proceeds from such sale are required to be held in a segregated interest-bearing account until a subsequent court order from the court. There can be no assurances that the sale of the Royalty will produce Net Proceeds sufficient to allow distributions to the Unit holders and if such proceeds are available, there is no assurance when any distribution will be permitted.

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

 Description of Royalty Properties

Properties and Wells

        The following table provides a description of the Royalty Properties, including properties that are currently producing and properties relating to leases that have expired:

	Acquisition Date (Mo.-Yr.)	Working Interest Owner	Working Interest Owner's Ownership Interest(%)(1)	Gross Acres
Producing Properties
Eugene Island 339 non-unit	12 - 72	Chevron	50.00	5,000	(2)
Eugene Island 339 5500' unit(3)	12 - 72	Chevron	14.72
Eugene Island 339 5500' unit(3)	12 - 09	Arena	27.33
Eugene Island 339 4500' unit	12 - 72	Chevron	38.50 gas 24.44 oil
Eugene Island 342/343 SW/4(4)	12 - 72	Fieldwood	.06	5,000	(4)
Eugene Island 342/343 NW/4(4)	12 - 72	Fieldwood	.18
Ship Shoal 183 N/2	7 - 88	Chevron	66.67	5,000	(5)
Ship Shoal 183 unit	7 - 88	Chevron	34.29
Ship Shoal 183 F-3	7 - 88	Chevron	100.0
Ship Shoal 183 F-1	7 - 88	Chevron	50.00
South Timbalier 36(6)	3 - 74	Chevron	.26	5,000
South Timbalier 37	3 - 74	Chevron	.26	5,000

Total				25,000

Expired Properties
East Cameron 354(7)	12 - 72	Apache	N/A	N/A
West Cameron 643 unit(8)	12 - 72	Hilcorp	N/A	N/A
Eugene Island 348(9)	12 - 72	Devon	N/A	N/A
West Cameron 642(10)	12 - 72	Chevron	N/A	N/A
East Cameron 370(11)	1 - 73	N/A	N/A	N/A
East Cameron 371(12)	1 - 73	ERT	N/A	N/A
Vermilion 246(13)	1 - 73	Chevron	N/A	N/A
West Cameron 41 E/2(14)	3 - 74	N/A	N/A	N/A
Eugene Island 208(15)	8 - 73	Devon	N/A	N/A
Eugene Island 367(16)	3 - 74	N/A	N/A	N/A
South Marsh Island 252(17)	3 - 74	Chevron	N/A	N/A

(1)
These percentages represent the Working Interest Owner's interest subject to the Partnership's Net Proceeds.

(2)
Represents the total gross acreage for all properties subject to the lease at Eugene Island 339.

(3)
Chevron assigned to Arena, effective December 15, 2009, 65% of Chevron's working interest in Eugene Island 339 5500' unit. Chevron and Arena are each a working interest owner.

(4)
On May 13, 2015, Chevron conveyed its interest in Eugene Island 342 to Fieldwood. Represents the total gross acreage for all properties subject to the lease at Eugene Island 342/343.

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

(17)
The wells at South Marsh Island 252 have been inactive since 2006.

        The following is a summary of the number of developmental and exploratory wells drilled on the Royalty Properties during the last three years:

	Year Ended December 31,
	2013		2014		2015
	Gross	Net	Gross	Net	Gross	Net
Developmental:
Oil wells	3	0.06	1	0.35	0	0
Natural gas wells	0	0	0	0	0	0
Non-productive	0	0	0	0	0	0

Exploratory:
Oil wells	0	0	0	0	0	0
Natural gas wells	0	0	0	0	0	0
Non-productive	0	0	0	0	0	0

Total	0	0	0	0	0	0

Reserves

        The following is a summary of the 2015 Reserve Report of DeGolyer and MacNaughton, independent petroleum engineers, a copy of which has been attached as an exhibit to this Form 10-K. The 2015 Reserve Report reflects estimated production, reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes its Royalty income. See Notes 2 and 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 15% of the Net Proceeds (which represents the Partnership's 60% interest in 25% of the Net Proceeds) for the immediately preceding Quarterly Period; prior to the 2013 Royalty Sale, which was effective August 1, 2013, the Working Interest Owners would pay to the Partnership 20% of the Net Proceeds from the then immediately preceding Quarterly Period and prior to the 2011 Royalty Sale, which was effective August 1, 2011, the Working Interest Owners would pay to the Partnership 25% of the Net Proceeds from the then immediately preceding Quarterly Period. On October 31, 2013, but effective as of August 1, 2013, the Partnership consummated 2013 Royalty Sale and as a result, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners are required to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Any funds conveyed to the Trust from the Trust's interest in the Royalty during the quarter ended December 31, 2015 would substantially represent the revenues and expenses from the Royalty Properties from August through October 2015. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2015 primarily represents financial and operating information with respect to the Royalty Properties for the months of November 2014 through October 2015. Thus, the 2015 Reserve Report was made as of October 31, 2015. The 2015 Reserve Report bases proved developed reserves on oil and gas prices based on a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2015. Proved reserve estimates do not include any value for probable or possible reserves that may exist, categories that SEC rules permit the Trust to disclose in its public reports.

        The 2015 Reserve Report notes that there were five productive Royalty Properties, which consist of Ship Shoal 182/183, South Timbalier 36, South Timbalier 37, Eugene Island 339 and Eugene Island 342. For a discussion of Royalty Properties, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Operations."

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data in the DeGolyer and MacNaughton study represent estimates only and should not be construed as being exact. The discounted present values shown by the DeGolyer and MacNaughton study should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. Estimates were prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2015, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts. In light of recent declines in the prices of oil and gas, actual future prices and costs may be materially less than the assumed amounts in the reserve study. Because the 2015 Reserve Report is limited to proved reserves, future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of estimated future net revenues. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of DeGolyer and MacNaughton. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

        Estimated net proved reserves attributable to the interest in the net profits interest owned by the Partnership, for each of the three years in the period ended October 31, 2015, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2012(2)	133,338	686,483

Sales of Minerals in Place(3)	(33,335)	(171,621)
Revisions of Previous Estimates	(13,446)	(3,684)
Production(4)	(22,507)	(23,501)

Reserves as of October 31, 2013	64,050	495,045

Revisions of Previous Estimates	5,508	(40,691)
Production(4)	(14,437)	(31,538)

Reserves as of October 31, 2014	55,121	422,816

Revisions of Previous Estimates	(16,534)	(143,275)
Production(4)	(12,965)	(26,814)

Reserves as of October 31, 2015	25,622	252,727

(1)
There are no proved undeveloped reserves for the Royalty Properties subject to the report.

(2)
Estimated Eugene Island 339 abandonment costs were included.

(3)
Represents the 2013 Royalty Sale.

(4)
Production was estimated based on the ratio of the Partnership's net profits interest in net reserves to the net reserves associated with the Partnership's net profits interest and the interests retained in the Royalty Properties by the Working Interest Owners. This ratio was then applied to the production net to the combined interests of the Partnership and the Working Interest Owners.

        Information used in the preparation of the 2015 Reserve Report was obtained from Working Interest Owners. All of the reserve estimates are classified as proved developed reserves. There are no proved undeveloped reserves for the Royalty Properties subject to the report.

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

        While estimates of reserves attributable to the Royalty are shown in order to comply with requirements of the SEC, there is no precise method of allocating estimates of physical quantities of reserves to the Partnership and the Trust, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. Reserve quantities in the 2015 Reserve Report have been allocated based on a revenue formula and such quantities can be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Royalty Properties. Therefore, the estimates of reserves in the 2015 Reserve Report are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest. For a further discussion of reserves, reference is made to Note 9 in the Notes to Financial Statements under Item 8 of this Form 10-K.

        The future net revenues contained in the 2015 Reserve Report do not take into account (i) any required deposits to the Special Cost Escrow account or (ii) the approximately $1.5 million, as of October 31, 2015, net to the entire Original Royalty (or $0.9 million, net to the Partnership's then existing 15% Royalty), by which aggregate Production Costs for the Royalty Properties have exceeded the related Gross Proceeds for the Royalty Properties since November 2008. The future net revenues contained in the 2015 Reserve Report have not been reduced for future costs and expenses of the Trust, which are expected to approximate $500,000 annually, exclusive of any costs and expenses associated with the Probate Proceeding. The costs and expenses of the Trust may increase in future years, depending on increases in accounting, engineering, legal and other professional fees, as well as other factors. Increased legal fees may occur in connection with, among other things, any borrowing or sales effected by the Trust or the Partnership in order to provide liquidity to the Trust.

        Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $2.2 million as of October 31, 2015. The present value of the total future net revenues attributable to the Partnership's interest in the Royalty, discounted at 10 percent, were estimated at $1.6 million as of October 31, 2015. Revenue values in the reserve study were estimated using the initial costs provided by Chevron and the unweighted average prices of $55.35 per barrel of oil and $3.16 per Mcf of natural gas. The future net revenue value was calculated by deducting operating expenses and capital costs from future gross revenue of the combined interests of the Partnership and the Working Interest Owners in the Royalty Properties. Current estimates of operating expenses were used for the life of the properties with no increases in the future based on inflation. The values were reduced by a trust overhead charge furnished by Chevron. Abandonment costs for longer-life properties were accrued at the end of each quarter in amounts specified by Chevron beginning in January 2014.

        The 2015 Reserve Report is limited to proved reserves and therefore future capital expenditures for recovery of reserves not classified as proved by DeGolyer and MacNaughton are not included in the calculation of future net revenues nor are any capital expenditures for the redevelopment of Eugene Island 339. Recent redevelopment costs relating to Eugene Island 339 have been incurred by Arena, and it is anticipated that any such future redevelopment costs will also be incurred by Arena. However, to the extent any such costs are incurred by Chevron, such capital expenditures could have a significant effect on the actual future net revenues attributable to the Partnership's interest in the Royalty.

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

        The Managing General Partner of the Partnership has advised the Trust that, as of March 30, 2016, there had been no events subsequent to October 31, 2015 that have caused a significant change in the estimated proved reserves referred to in the 2015 Reserve Report other than the decline in the prices of crude oil and natural gas as described below in "Marketing."

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

        While oil and gas production at Ship Shoal 182 and 183 and Eugene Island 339 has been partially restored following the damages inflicted by Hurricane Ike in September 2008, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions to the Unit holders will be made. Because of the lack of receipt of Net Proceeds, the Trust has previously not had sufficient cash flow to pay expenses on a current basis; and absent the receipt of Net Proceeds or other actions being taken, the Trust may in the future continue to have insufficient cash flow to pay expenses on a current basis. While the Trust realized proceeds of approximately $2,637,736 from the 2011 Royalty Sale and 2013 Royalty Sale, such proceeds have been expended by the Trust for the payment of expenses. The Trust is currently paying its liabilities with proceeds from the 2015 Note and additional advances from BONYM and it is expected that the Trust's currently available cash will be depleted during the second quarter of 2016. The Trust has not made a distribution to Unit holders since January 9, 2009, and although the Trust has received payments from Fieldwood, the Trust is unable to make any distributions until the Trust's indebtedness is repaid. As a result of the judgment entered in the Severed Proceeding, the Trustees have been ordered to direct the Partnership to sell for cash all of the Royalty owned by the

Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. The proceeds from such sale are required to be held in a segregated interest-bearing account until a subsequent court order from the court. There can be no assurances that the sale of the Royalty will produce Net Proceeds sufficient to allow distributions to the Unit holders and if such proceeds are available, there is no assurance when any distribution will be permitted.

        Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million, and no further expenses of this nature relating to prior hurricane damage are expected to be incurred. If Production Costs of the Royalty Properties operated by Chevron exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As of October 31, 2015, aggregate development and production costs for the Royalty Properties operated by Chevron since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $1.5 million, net to the entire Original Royalty (or $907,591, net to the Partnership's then existing 15% Royalty). Chevron has announced an intention to divest its Gulf of Mexico Shelf assets in 2016 and 2017, including the Royalty Properties. If and when Chevron sells a Royalty Property, the excess costs do not transfer to the Royalty Property buyer. The Royalty Property buyer will create its own net profit interest accounting and begin paying the net proceeds without being burdened by the existing excess costs. The excess costs remain with and continue to burden the net proceeds of the remaining Royalty Properties not sold by Chevron. However, there is no guarantee of certainty or timing for a sale or sales. In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow account of the Working Interest Owners to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, which served to reduce the amount by which development and production costs exceeded the related proceeds of production as of December 31, 2010. Production at Eugene Island 339 has since been partially restored pursuant to the Arena Agreement and effective December 15, 2009, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena. As a result both Chevron and Arena are Working Interest Owners of Eugene Island 339. While neither Chevron nor the Trust bore the cost of any redevelopment under the terms of the Arena Agreement, Chevron and the Trust will, however, bear the proportionately reduced post-redevelopment costs incurred for each Eugene Island 339 Royalty Property. In addition, as a result of Chevron's assignment of 65% of its working interests in Eugene Island 338 and Eugene Island 339 to Arena pursuant to the Arena Agreement, the Original Royalty now only covers a 35% interest in Eugene Island 339, thereby reducing the proceeds available to the Trust from Eugene Island 339. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" and also "—Operations."

MARKETING

        The amount of cash distributions to the Trust is dependent on, among other things, the sales prices for oil and gas produced from the Royalty Properties and the quantities of oil and gas sold.

        It should be noted that substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for gas, worldwide political conditions, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables. For example, since 2014 through 2015, West Texas Intermediate oil prices ranged from a high of $107.50 per barrel in to a low of $37.21 per barrel. U.S. natural gas prices also decreased, with Henry Hub prices ranging from a high of $6.49 per million

British thermal units ("MMBTu") in 2014 to a low of $1.93 per MMBTu in 2015. While the financial and operating information for 2014 and 2015 does not fully reflect such reduction in prices since such information primarily represents financial and operating information with respect to the Royalty Properties for the months of November 2013 through October 2015, the decline in crude oil and natural gas prices have significantly reduced, and are expected to continue to significantly reduce the gross proceeds received from the Royalty Properties. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected.

Gas Marketing

        During the years ended December 31, 2015, 2014 and 2013, 100% of Chevron's natural gas and natural gas liquids relative to the Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices. Prices for natural gas, excluding adjustments, paid by Chevron Natural Gas in fiscal 2015 ranged from $2.44 to $3.95 per Mcf.

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

Oil Marketing

        Crude oil purchases by Chevron accounted for approximately 100% of the total crude oil revenues from the Royalty Properties operated by Chevron for each of the years ended December 31, 2015, 2014 and 2013.

        Chevron purchases the crude oil at prices based on a market index for the applicable grade of crude oil, as adjusted for gravity and transportation charges, if applicable. Prices for crude oil, excluding adjustments, paid by Chevron in fiscal 2015 ranged from $47.50 per barrel to $77.64 per barrel.

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

        Under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service (which has been reorganized into the Bureau of Safety and Environmental Enforcement and the Bureau of Ocean Energy Management, which we collectively refer to as "BOEM") adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. The Managing General Partner of the Partnership has advised the Trust that the Working Interest Owners are currently maintaining their required OSFR with respect to the Royalty Properties. Although the Managing General Partner of the Partnership has advised the Trust that current environmental regulation has had no material adverse effect on the Working Interest Owners' present method of operations with respect to the Royalty Properties, future environmental regulatory developments such as stricter environmental regulation and enforcement policies cannot presently be quantified.

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

        In June 2015, the Environmental Protection Agency ("EPA") issued an assessment of the potential impacts of hydraulic fracturing for oil and gas on drinking water resources for peer review and public comment. Such studies could result in initiatives to further regulate hydraulic fracturing.

Air Emissions

        The federal Clean Air Act, as amended, requires most industrial operations in the United States, including offshore operations, to incur capital expenditures for air emission control equipment in connection with maintaining and obtaining operating permits and approvals addressing other air emission related issues. The EPA and state environmental agencies have been developing regulations to implement these requirements. In addition, BOEM has jurisdiction over OCS air emissions in certain areas of the Gulf of Mexico. Some of the Working Interest Owners' facilities are included within the categories of air emissions and hazardous air pollutant sources that are or will be affected by such regulations and such regulations could make operation of the Royalty Properties more costly.

Climate Change

        A variety of regulatory developments, proposals or requirements have been introduced that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments is the Kyoto Protocol to the United Nations Framework Convention on Climate Change that became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. In December 2015, the United Stated signed the so-called Paris Agreement, though it must be ratified by Congress. The United States is not currently participating in the Protocol though the Protocol may impact oil and gas markets generally. Congress has considered legislation directed at reducing greenhouse gas emissions. There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an "air pollutant" under the federal Clean Air Act and, thus, subject to future regulation. The EPA has moved forward to regulate greenhouse gases and issued rules which require large stationary sources to have air permits that authorized greenhouse gas emissions.

        In addition, the EPA has issued reporting rules which require operators of stationary sources in the United States, including onshore and offshore petroleum and natural gas operators, which emit more than established annual thresholds of carbon dioxide equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually. EPA has also issued rules that require so called green completions of hydraulically fractured natural gas wells. Finally, in January 2015, the Obama administration announced plans to reduce methane emissions attributable to the upstream oil and gas industry. As a result, EPA proposed rules in August 2015 to further regulate methane emissions.

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

        The Trust's primary source of liquidity and capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Although the Trust received payments in the aggregate amount of $1,316 from the operator of Eugene Island 342 during the fourth quarter of 2015, the Trust has not received a distribution of Net Proceeds from Chevron, as the operator of the Royalty Properties, since December 2008, and there are not likely to be positive Net Proceeds from the Royalty Properties operated by Chevron for the foreseeable future. The Trust has previously utilized its cash reserves from prior sales of the Royalty to pay expenses. As of December 31, 2015, those reserves were reduced to $0. Most recently, the Trust has been utilizing funds loaned to the Trust by BONYM to pay its ongoing expenses. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding, it is anticipated that the existing cash available to the Trust from the prior borrowings will be depleted during the second quarter of 2016.

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

        On October 1, 2014, BONYM made an advance to the Trust in the amount of $363,000, and the Corporate Trustee, in its capacity as corporate trustee for the Trust, as the borrower, entered into a Demand Promissory Note with BONYM, as lender, relating to the unsecured $363,000 advance. In addition to the 2014 Note, BONYM made additional cash advances in the amount of $209,885 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding. On September 25, 2015, BONYM made an additional advance to the Trust in the amount of $484,000 and the Corporate Trustee, as the borrower, entered into a Renewal Demand Promissory Note with BONYM, as lender, relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the indebtedness originally evidenced by the 2014 Note in the original principal amount of $363,000, and (iii) previous advances in the amount of $209,885 made by BONYM on behalf of the Trust. The Trust Agreement provides that in the event the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to Unit holders until the indebtedness created by such borrowings has been paid in full.

Although the Trustees have been ordered to cause the Partnership to sell the remaining Royalty, there is no assurance that there will be any funds available for distribution to Unit holders.

        There is a very limited market for the Royalty, as indicated in the previous sales of portions of the Original Royalty, and the Trustees are unable to predict the amount that may be paid for the remaining Royalty. In addition, the Trust will be required to pay its liabilities which will include the ongoing costs and expenses of the Trust as well as the costs and expenses incurred in the Probate Proceeding. These costs and expenses may reduce the proceeds that are available from the sale of the Royalty. The proceeds from such sale are required to be held in a segregated interest-bearing account until a subsequent order from the court. There can be no assurances that the sale of the Royalty will produce Net Proceeds sufficient to allow distributions to the Unit holders and if such proceeds are available, there is no assurance when any distribution will be permitted. Accordingly, there can be no assurances as to the amount, if any, of the proceeds that will be available for distribution to Unit holders.

The price and liquidity of the Trust's units may be further affected by the Probate Proceeding.

        The price of the Trust's units has significantly decreased since the filing of the Probate Proceeding was announced. As developments occur in the Probate Proceeding, including the sale of the Royalty, these developments may continue to affect the price of the Trust's units and increase the volatility of the price fluctuations. In addition, the units have historically been thinly traded on the OTCQB Market. The over the counter market typically offers less liquidity than other trading markets, meaning that the number of investors interested in purchasing the Trust's units at any time may be relatively small or non-existent. The Probate Proceeding may further limit the liquidity of the Trust's units and Unit holders may not be able to sell their units at or near asking prices or even at all if they desire to liquidate their units in the Trust.

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

        In December 2009, Chevron entered into a participation agreement with Arena Offshore, LP ("Arena") covering the redevelopment of Eugene Island 338 and 339 (the "Arena Agreement"). Pursuant to the terms of the Arena Agreement, following completion of the well and the other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

        The Production Costs of the Royalty have exceeded the Gross Proceeds from the Royalty Properties and the Trust will not receive Net Proceeds from Chevron as operator of certain Royalty Properties until future Gross Proceeds from the properties of which Chevron is the operator exceed the total of the Production Costs plus accrued interest. Development activities may not generate sufficient additional revenue to repay such costs. Accordingly, there is not expected to be sufficient Net Proceeds from the Royalty Properties operated by Chevron to make distributions for some period of time in the future. As of October 31, 2015, Production Costs of the Royalty exceeded the Gross Proceeds from the Royalty Properties by approximately $1.5 million, net to the entire Original Royalty (or $907,591, net to the Partnership's then existing 15% Royalty). While Chevron has announced its intention to sell the Royalty Properties, no assurances can be given that such sales will occur or the timing of any sales. Although Chevron has not withdrawn any funds from the Special Cost Escrow Account since the fourth quarter of 2010, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty.

        For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Operations." No distributions have been made to Unit holders since January 9, 2009. There are not likely to be positive Net Proceeds from the Royalty Properties operated by Chevron for the foreseeable future and any expected payments from Fieldwood are not expected to be significant in amount. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made.

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

        Crude oil prices have been volatile the last several years and have declined significantly in 2015. For example, since 2014 through 2015, West Texas Intermediate oil prices ranged from a high of $107.50 per barrel in to a low of $37.21 per barrel. U.S. natural gas prices also decreased, with Henry Hub prices ranging from a high of $6.49 per million British thermal units ("MMBTu") in 2014 to a low of $1.93 per MMBTu in 2015. While the financial and operating information for 2014 and 2015 does not fully reflect such reduction in prices since such information primarily represents financial and operating information with respect to the Royalty Properties for the months of November 2013 through October 2015, the decline in crude oil and natural gas prices have significantly reduced, and are expected to continue to significantly reduce the gross proceeds received from the Royalty Properties. The Trust cannot predict the timing or the duration of any economic cycle and, depending on the prices realized, the financial condition of the Trust could be materially adversely affected.

        When natural gas and oil prices decline as they have done in 2014 and 2015 the Trust is affected in two ways. First, net royalties are reduced. Second, any proposed exploration and development activities on the underlying properties become uneconomic and are either delayed or cancelled. The volatility of energy prices reduces the predictability of future cash distributions to Unit holders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties operated by Chevron is being sold to Chevron Natural Gas at spot market prices. Substantially all of the crude oil produced by the Royalty Properties operated by Chevron is being sold to subsidiaries of Chevron Corporation based on pricing bulletins.

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

        In September 2008, Hurricane Ike completely destroyed the platforms and wells on Eugene Island 339. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million, and that no further expenses of this nature relating to prior hurricane damage are expected to be incurred. In December 2009, Chevron and Arena entered into the Arena Agreement, pursuant to which Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 following completion of certain drilling and development operations. Following completion of the first well on Eugene Island 339 by Arena and other drilling and development operations in the fourth quarter of 2012, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. Consistent with the Conveyance and in accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Original Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%. For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Operations."

        If development and production costs of the Royalty Properties operated by Chevron exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds from such Royalty Properties operated by Chevron until future proceeds from production exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Accordingly, there may not be sufficient Net Proceeds to make a particular distribution.

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

        For more information, see "—Termination of the Trust" under Item 1 of this Form 10-K and "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" under Item 7 of this Form 10-K.

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

Item 1B.    Unresolved Staff Comments.

        There were no unresolved Securities and Exchange Commission comments as of December 31, 2015.

Item 2.    Properties.

        Reference is made to Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

        On July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requested that the Court modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding (the "Probate Proceeding") were to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Unit holders; and, to, thereafter terminate the Partnership and the Trust. The Trust has completed the process of serving the Petition on the Trust's Unit holders. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. The Court appointed attorney ad litem filed a Counterclaim against the Trust on November 16, 2015 requesting (1) an order to sell all of the Royalty, and (2) an accounting of the general and administrative expenses of the Trust from 2008 through the present.

        The Probate Proceeding was set for trial on January 15, 2016. Prior to trial, the attorney ad litem filed a Motion to Sever asking the Court to sever all matters related to the requested modification of the Trust and the sale of Trust assets, as plead for, in part, in the petition originally filed by the Trustees and in the attorney ad litem's Counterclaim, into a separate cause to proceed to trial. The attorney ad litem also filed a Motion for Continuance requesting that the Court continue the trial of all remaining matters, including the attorney ad litem's request for an accounting and the issues concerning the termination of the Trust, to a later date (the "Remaining Matters"). Prior to calling the case to trial, the Court granted the attorney ad litem's Motion to Sever and Motion for Continuance, severed the matters related to the modification of the Trust and the sale of Trust assets ("Severed

Proceeding"), and continued the Remaining Matters to a later date. The Severed Proceeding has been assigned Cause No. C-1-PB-16-000096 and is styled In re: TEL Offshore Trust.

        The Severed Proceeding proceeded to trial before the court on January 15, 2016. At trial, the Court entered a final judgment granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. There can be no assurance as to the amount, if any, of the net proceeds that will be available for distribution to the Trust's unitholders through the sale.

        The attorney ad litem is pursuing discovery regarding the Remaining Matters and he has threatened to assert additional claims against the Trustees. The Trustees are in the process of responding to the attorney ad litem's requests. The Trustees anticipate that the Remaining Matters will be set for trial in November 2016. There can be no assurances whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

        Effective January 3, 2011, the Units have been quoted on the OTCQB™ Marketplace, which is an electronic quotation service operated by Pink OTC Markets Inc. for securities traded over-the-counter. Prior to January 3, 2011, the Trust Units were traded on the Nasdaq Capital Market under the symbol "TELOZ". At March 30, 2016, the 4,751,510 Units outstanding were held by 1,456 Unit holders of record. The high and low bid quotations obtained from data available on the Yahoo! Finance website, and distributions for each quarter for the years ended December 31, 2015 and 2014 were as follows. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low	Distribution
2015:
Fourth	$0.16	$0.01	$.000000
Third	0.20	0.10	.000000
Second	0.34	0.12	.000000
First	0.35	0.11	.000000
2014:
Fourth	$0.25	$0.10	$.000000
Third	1.04	0.14	.000000
Second	1.45	0.80	.000000
First	1.49	0.81	.000000

        See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Operations" and "—Liquidity and Capital Resources" and Note 4 to Notes to Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Item 6.    Selected Financial Data.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Royalty income	$1,316	$0	$0	$0	$0
Distributable income	$0	$0	$0	$0	$0
Distributions per Unit	$0.000000	$0.000000	$0.000000	$0.000000	$0.000000
Total assets	$337,337	$255,973	$888,155	$241,233	$964,425

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operation.

        On the last business day of each calendar quarter, the Working Interest Owners pay to the Partnership 15% of the Net Proceeds (which represents the Partnership's 60% interest in 25% of the Net Proceeds) for the immediately preceding Quarterly Period; prior to the 2013 Royalty Sale, which was effective August 1, 2013, the Working Interest Owners would pay to the Partnership 20% of the Net Proceeds from the then immediately preceding Quarterly Period and prior to the 2011 Royalty Sale, which was effective August 1, 2011, the Working Interest Owners would pay to the Partnership 25% of the Net Proceeds from the then immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Royalty during the quarter ended December 31, 2015 would substantially represent the revenues and expenses from the Royalty Properties from August through October 2015. The financial and operating information included in this Form 10-K for the 12 months ended December 31, 2015, 2014 and 2013 primarily represents financial and operating information with respect to the Royalty Properties for the months of November 2014 through October 2015 and November 2013 through October 2014, and November 2012 through October 2013, respectively. Income from the Royalty is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

New Accounting Pronouncements

        There were no accounting pronouncements issued during the year ended December 31, 2015 applicable to the Trust or its financial statements.

Critical Accounting Policies

        Basis of Accounting:    The Trust's financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than generally accepted accounting principles, or GAAP. This method of accounting is consistent with reporting of taxable income to the Unit holders. The most significant differences between the Trust's financial statements and those prepared in accordance with GAAP are:

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

Liquidity and Capital Resources

Source of Liquidity and Capital

        The Trust's primary source of liquidity and capital is the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $2.2 million as of October 31, 2015. However, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. Although the Trust received payments in the aggregate amount of $1,316 from the operator of Eugene Island 342 in the fourth quarter of 2015, the Trust has not received any distributions of Net Proceeds from Chevron, as operator of the Royalty Properties, since December 2008. The recent payments to the Trust attributable to Eugene Island 342 were nominal and it is anticipated that any such future distributions attributable to Eugene Island 342 will continue to be nominal in amount. Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Original Royalty in order to pay Trust expenses. As of December 31, 2015, including the proceeds from the 2015 Note (as herein defined) and the previous cash advances from The Bank of New York Mellon ("BONYM") included in the principal amount of the 2015 Note, the Trust's available cash was approximately $328,040. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding described below, it is anticipated that the existing cash available to the Trust will be depleted during the second quarter of 2016. In light of the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, the Trustees have considered the alternatives available to the Trust to obtain funds or to reduce the ongoing costs and expenses of the Trust and after evaluating the alternatives available to the Trust, the Trustees elected to institute the Probate Proceeding described below.

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

        On May 23, 2013, the Trust executed that certain Demand Promissory Note (the "2013 Note") for $300,000 payable to BONYM, an affiliate of the Corporate Trustee, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The proceeds from the 2013 Note were used to pay expenses of the Trust. The outstanding indebtedness evidenced by the 2013 Note was paid by the Trust in November 2013 from proceeds of the 2013 Royalty Sale.

        On October 1, 2014, BONYM made an advance to the Trust in the amount of $363,000, and the Corporate Trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, as lender, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. In addition to the 2014 Note, BONYM made additional cash advances in the amount of $209,885 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding (as herein defined). On September 25, 2015, BONYM made an additional advance to the Trust in the amount of $484,000 and the Corporate Trustee, as the borrower, entered into a Renewal Demand Promissory Note (the "2015 Note") with BONYM, as lender, relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the indebtedness originally evidenced by the 2014 Note in the original principal amount of $363,000, and (iii) previous advances in the amount of $209,885 made by BONYM on behalf of the Trust. The 2015 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2015 Note, all amounts outstanding under the 2015 Note including accrued and unpaid interest will be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) December 31, 2016. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2015 Note, in whole or in part, at any time without penalty. In addition, the accrued and unpaid interest remaining due from the 2014 Note in the amount of $1,790 is due and payable concurrently with the payment of the 2015 Note. During the year ended December 31, 2015, a portion of the proceeds from the 2014 Note, as renewed and extended by the 2015 Note, were used to pay Trust expenses. In addition to the 2015 Note, through December 31, 2015, BONYM has made additional advances in the amount of $8,303 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding. Although BONYM has no obligation to do so, it is anticipated that BONYM will continue to advance funds to the Trust for the payment of such expenses.

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

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of December 31, 2015, the accumulated amount of such suspended fees was approximately $452,418 in the aggregate. The cumulative suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        As indicated above, the Trustees have previously authorized the Trust to borrow funds and the Partnership to sell portions of the Original Royalty in an effort to pay the ongoing costs and expenses incurred by the Trust in fulfilling its obligations under the Trust Agreement. As a result of the ongoing costs and expenses of the Trust and the lack of any distributions or assurances of future distributions on July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requested that the Court modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding (the "Probate Proceeding") were to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Unit holders; and, to, thereafter terminate the Partnership and the Trust. The Trust has completed the process of serving the Petition on the Trust's Unit holders. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. The Court appointed attorney ad litem filed a Counterclaim against the Trust on November 16, 2015 requesting (1) an order to sell all of the Royalty, and (2) an accounting of the general and administrative expenses of the Trust from 2008 through the present.

        The Probate Proceeding was set for trial on January 15, 2016. Prior to trial, the attorney ad litem filed a Motion to Sever asking the Court to sever all matters related to the requested modification of the Trust and the sale of Trust assets, as plead for, in part, in the petition originally filed by the Trustees and in the attorney ad litem's Counterclaim, into a separate cause to proceed to trial. The attorney ad litem also filed a Motion for Continuance requesting that the Court continue the trial of all remaining matters, including the attorney ad litem's request for an accounting and the issues concerning the termination of the Trust, to a later date (the "Remaining Matters"). Prior to calling the case to trial, the Court granted the attorney ad litem's Motion to Sever and Motion for Continuance, severed the matters related to the modification of the Trust and the sale of Trust assets ("Severed Proceeding"), and continued the Remaining Matters to a later date. The Severed Proceeding has been assigned Cause No. C-1-PB-16-000096 and is styled In re: TEL Offshore Trust.

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a final judgment granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. There can be no assurance as to the amount, if any, of the net proceeds that will be available for distribution to the Trust's unitholders through the sale.

        The attorney ad litem is pursuing discovery regarding the Remaining Matters and he has threatened to assert additional claims against the Trustees. The Trustees are in the process of responding to the attorney ad litem's requests. The Trustees anticipate that the Remaining Matters will be set for trial in November 2016. There can be no assurances whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

Historical Damage to Royalty Properties

        On October 7, 2008, the Trust announced that production from the two most significant oil and gas properties associated with the Trust had ceased following damage inflicted by Hurricane Ike in September 2008. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. Based on the damage caused by Hurricane Ike, the Trust's scheduled distribution for the fourth quarter of 2008 was severely negatively impacted and no distributions have been made to Unit holders since January 9, 2009. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production, from historical levels, and the amount of expenditures incurred that are associated with such damages.

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

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. While production sales for both oil and natural gas at Ship Shoal 182 and 183 has been restored since the original hurricane damage, it has been subject to numerous shut-ins and the level of production is significantly less than that prior to the hurricane damage. See "—Operations" for a more detailed discussion of Ship Shoal 182/183.

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

        Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron reached settlements that provide Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the estimate of the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million and that no further expenses of this nature relating to prior hurricane damage are expected to be incurred. If Production Costs of the Royalty Properties operated by Chevron exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received a distribution of Net Proceeds from Chevron, as operator of the Royalty Properties, since December 2008. As of October 31, 2015, aggregate development and production costs for the Royalty Properties operated by Chevron since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $1.5 million, net to the entire Original Royalty (or $907,591, net to the Partnership's then existing 15% Royalty). While Chevron has announced its intention to sell the Royalty Properties, no assurances can be given that such sales will occur or the timing of any sales. Although Chevron has not withdrawn any funds from the Special Cost Escrow Account since the fourth quarter of 2010, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. See "—Operations."

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

        Historically the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of December 31, 2015, the reserve balance was $0. Including the proceeds from the 2015 Note, the cash available to the Trust as of December 31, 2015 was approximately $328,040.

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. Certain potential alternatives available to the Trustees, including the Probate Proceeding, are described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Notes 2 and 6 to the financial statements.

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

        On December 15, 2009, Chevron entered into the Arena Agreement with Arena to assist in the redevelopment as a farmout of portions of Eugene Island 338 and 339. Pursuant to the terms of the Arena Agreement, Arena could earn an assignment of 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339. Chevron holds a 50% interest in Eugene Island 339, which interest is included in the 5500' and the 4500' sand units; 42.05% of all production from the 5500' sand unit is allocated to Eugene Island 339 and 38.50% of the gas production and 24.44% of the oil production from the 4500' sand unit is allocated to Eugene Island 339. Pursuant to the terms of the Conveyance, Chevron may enter into a farmout agreement whereby Chevron assigns any portion of its interest in the Royalty Properties free and clear of the Original Royalty, and the Original Royalty will be reduced in the same proportion as that in which the Royalty Property is reduced. Under the terms of the Conveyance, a "farmout agreement" is defined as an agreement with a third party requiring or permitting the performance of drilling or development operations on a Royalty Property, and for which all or substantially all of the consideration is the transfer of an interest in a Royalty Property. Pursuant to the terms of the Arena Agreement, following completion of the first well on Eugene Island 339 and other drilling and development operations, Chevron assigned 65% of Chevron's working interests in Eugene Island 338 and Eugene Island 339 to Arena, effective as of December 15, 2009, the effective date of the Arena Agreement. In accordance with the Arena Agreement, the working interest assigned to Arena is not burdened by the Original Royalty, and the Royalty held by the Partnership with respect to such properties has been reduced proportionately. As a result of such assignment, the Royalty held by the Partnership on Eugene Island 339 has been reduced by 65%.

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. Crude oil revenues from Ship Shoal 182/183 represented approximately 50% of the crude oil and condensate revenues for the Royalty Properties in 2007 and approximately 51% of such revenues for the nine months ended September 30, 2008. Ship Shoal 182/183 contributed approximately 77% of the revenues from natural gas sales from the Royalty Properties in 2007 and approximately 42% of such revenues for the nine months ended September 30, 2008. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. While production sales for both oil and natural gas at Ship Shoal 182 and 183 has been restored since the original hurricane damage, it has been subject to numerous shut-ins and the level of production is significantly less than that prior to the hurricane damage.

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

Years 2015 and 2014

  Royalty Trust Comparison

        Royalty income was $0 in 2014 and $1,316 in 2015. There were no positive Net Proceeds attributable to the Royalty Properties operated by Chevron due to damages inflicted to the Royalty Properties by Hurricane Ike in September 2008. Gross proceeds for the underlying Royalty Properties exceeded development and production costs for the months November 2014 through October 2015 by $5,129,150, or $1,282,288 attributable to the entire Original Royalty and $769,372 attributable to the Trust. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the production, and as a result there was no royalty income from the year ended December 31, 2015. In comparison, gross proceeds for the underlying Royalty Properties exceeded development and production costs for the months November 2013 through October 2014 by $8,673,674, or $2,168,418 attributable to the entire Original Royalty, and $1,301,050 attributable to the Trust.

        General and administrative expenses for the Trust were $504,012 for 2015 compared to $1,109,000 for 2014. The decrease is primarily due to the $339,414 payment of the suspended Trustees' fees paid in January 2014 and a decrease of $161,731 in the costs associated with the Probate Proceeding.

        The reserve for future Trust expenses was $0 as of December 31, 2015 and December 31, 2014.

        There was no distributable income for 2015 and therefore no distributions to Unit holders.

        For 2015, the Trust had undistributed net income of $769,372, representing the Trust's portion of the undistributed net income of $5,129,150 associated with the Royalty Properties for 2015. For 2014, the Trust had undistributed net income of $1,301,050, representing the Trust's portion of the undistributed net income of $8,673,674 associated with the Royalty Properties for 2014. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s).

        As of December 31, 2015, the cumulative undistributed net loss for the Trust was $0.9 million, compared to $1.7 million as of December 31, 2014. The Trust will not receive Net Proceeds from the Royalty Properties operated by Chevron until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

  Underlying Properties Comparison

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Natural gas revenues decreased approximately 30% from $897,491 in 2014 to $625,021 in 2015. The reduction is the result of a decline in production and a reduction in natural gas prices. Natural gas volumes decreased approximately 1.4% from 195,278 Mcf in 2014 to 192,612 Mcf in 2015. Excluding the impact of prior period adjustments, the average price received for natural gas decreased approximately 31% from an average price of $4.63 per Mcf in 2014 to $3.18 per Mcf in 2015. Gas product revenues decreased $145,912 to $73,795 in 2015 from $219,707 in 2014. Gas product volumes decreased 44,810 gallons to 198,263 gallons in 2015 from 243,073 gallons in the prior year.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased 40% from $13,711,705 in 2014 to $8,211,404 in 2015. The reduction is primarily the result of a decrease in commodity prices. Oil volumes increased 3.7% from 136,138 barrels in 2014 to 141,396 barrels in 2015. The increase in volumes is due primarily to the increase in production for Eugene Island 339. Excluding the impact of prior period adjustments, the average price received for crude oil and condensate decreased 41% from $100.72 per barrel in 2014 to $59.49 per barrel in 2015.

Operating and Capital Expenditures

        Operating expenses paid by the Working Interest Owners decreased 37% from $5,979,666 in 2014 to $3,780,112 in 2015, due primarily to a decrease in maintenance projects at Ship Shoal 182/183. Reflected within the operating expenses are management fees to Chevron, as Managing General Partner of the Partnership, of $611,188 and $ 369,392 for 2014 and 2015, respectively.

        Capital expenditures paid by the Working Interest Owners decreased 99% from $175,564 in 2014 to $959 in 2015. The decrease was primarily related to reduced capital project activity in 2015, as compared to facility improvement projects at Ship Shoal 182/183 during 2014.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners, and it is described herein for information purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow Account of $0 in each of 2015 and 2014, respectively, serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current Net Proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow Account will generally be made when the balance in the Special Cost Escrow Account is less than 125% of future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-K and is available upon request from the Corporate Trustee.

        In the fourth quarter of 2010, Chevron withdrew $4,304,894 from the Special Cost Escrow Account to cover expenses incurred in connection with the plugging and abandonment of Eugene Island 339, leaving a balance of $1,000 in the Special Cost Escrow Account. After taking into account such withdrawal, aggregate development and production costs in excess of the related proceeds for the royalty Properties as of October 31, 2015 was approximately $1.5 million, net to the entire Original Royalty (or $0.9 million, net to the Partnership's then existing 15% Royalty); however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds would otherwise be payable on the royalty. During 2015, there were no funds released from or escrowed into the Special Cost Escrow account. As of December 31, 2015, $1,000 remained in the Special Cost Escrow account.

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

Summary By Property

        Listed below is a summary of 2015 operations as compared to 2014 of the principal Royalty Properties based on gross revenues generated during these periods combined.

Eugene Island 339

        Eugene Island 339 crude oil revenues decreased from $3,088,565 to $2,230,343 in 2015. The decrease in crude oil revenues was primarily due to a decrease in the average crude oil price received from $97.46 per barrel in 2014 to $56.67 per barrel in 2015. This decrease was partially offset by an increase in crude oil production from 31,689 barrels in 2014 to 39,360 barrels in 2015. Production at one well on Eugene Island 339 commenced in December 2012, a second well in March 2013 and a third well in May 2013. A fourth well was completed in 2014 and is also included in the results for 2014 and 2015. Gas revenues were $167,092 in 2014 and $92,131 in 2015. Gas production was 35,671 Mcf in 2014, compared to 25,478 Mcf in 2015. Capital expenditures were $0 in 2014 and 2015. Operating expenses increased from $107,832 in 2014 to $145,395 in 2015 due primarily to increased maintenance costs in 2015.

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

Ship Shoal 182/183

        Ship Shoal 182/183 crude oil revenues decreased from $10,083,463 in 2014 to $6,099,010 in 2015, primarily due to a decrease in average crude oil prices received from $101.79 per barrel in 2014 to $60.07 per barrel in 2015. This decrease was partially offset by an increase in net crude oil production from 99,063 barrels in 2014 to 101,537 barrels in 2015. The increase in volumes was primarily due to multiple shut ins for facility improvement projects during 2014. Gas revenues decreased from $682,704 in 2014 to $498,224 in 2015. The average natural gas sales price decreased from $4.64 per Mcf in 2014 to $3.15 in 2015. Gas production increased from 147,039 Mcf in 2014 to 158,269 Mcf in 2015 partially due to multiple shut ins for facility improvement projects during 2014. Capital expenditures decreased from a balance of $171,767 in 2014 to $1,091 in 2015 as a result of the costs associated with the facility improvement projects in 2014. Operating expenses decreased from $5,192,296 in 2014 to $2,407,955 in 2015 primarily due to several maintenance projects during 2014.

        Production from Ship Shoal 182 and 183 ceased following damage inflicted by Hurricane Ike in September 2008. While Hurricane Ike caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. A limited volume of oil production was restored in November 2008. The volume of oil production that can be produced is limited by the amount of gas that is also produced by the oil wells. The third-party transporter's natural gas pipeline repairs were completed and gas sales at Ship Shoal 182/183 were restored on June 26, 2009. While production sales for both oil and natural gas at Ship Shoal 182 and 183 has been restored since the original hurricane damage, it has been subject to numerous shut-ins and the level of production is significantly less than that prior to the hurricane damage. See "—Operations."

South Timbalier 36/37

        South Timbalier 36/37 oil revenues decreased from $409,647 in 2014 to $208,007 in 2015 due to a decrease in average price received and a decrease in crude oil production. The average crude oil price was $99.77 per barrel in 2014 compared to $61.93 per barrel in 2015. Crude oil production decreased from 4,106 barrels in 2014 to 3,359 barrels in 2015. Gas revenues decreased from $29,226 in 2014 to $12,181 in 2015 due primarily to a decrease in natural gas volumes from 10,029 Mcf in 2014 to 4,468 Mcf in 2015. The average gas sales price realized also decreased from $2.91 per Mcf in 2014 to $2.73 per Mcf in 2015. Capital expenditures decreased from $3,797 in 2014 to a benefit of $131 in 2015 due primarily to the sale of some materials at South Timbalier 36/37 during 2015. Operating expenses decreased from $68,350 in 2014 to $51,348 in 2015 due to higher maintenance repairs conducted during 2014.

Eugene Island 342

        Net crude oil revenues attributable to Eugene Island 342 while operated by Chevron decreased from $130,031 in 2014 to negative $325,956 in 2015. This decrease is primarily due to prior period adjustments in net crude oil production from 1,282 barrels in 2014 to negative 2,860 barrels in 2015. Gas revenues attributable to Eugene Island 342 while operated by Chevron were $22,486 and gas production was 4,396 in 2015, including a prior period adjustment of 1,036 Mcf, compared to gas revenues of $18,470 and gas production of 2,540 Mcf in 2014. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in 2014 and 2015.

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

	Royalty Properties Year Ended December 31,(1)
	2015	2014	2013
Crude oil and condensate (bbls)	141,396	136,141	172,153
Natural gas and gas products (Mcfe)	225,656	235,790	206,372
Crude oil and condensate average price, per bbl	$58.07	$100.72	$89.40
Natural gas average price, per Mcf (excluding gas products)	$3.25	$4.63	$3.64
Crude oil and condensate revenues	$8,211,404	$13,711,706	$15,391,083
Natural gas and gas products revenues	$698,816	$1,117,198	$1,832,302
Interest	0	0	0
Production expenses	(3,780,112)	(5,979,666)	(5,467,866)
Capital expenditures	(959)	(175,564)	(438,857)
Undistributed Net Loss (income)(2)	$(5,129,150)	$(8,673,674)	$(11,316,661)
Refund of/(Provision for) Special Cost Escrow	$—	$—	$—
Net Proceeds	$2,194	$—	$—
Royalty interest	60%	x15%	x20%
Partnership share	$—	$—	$—
Trust interest	100%	x99.99%	x99.99%
Trust share of Royalty Income(3)	$1,316	$—	$—

(1)
Amounts represent actual production for the 12-month period ended on October 31 of each year, respectively.

(2)
Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds from Chevron as operator of certain Royalty Properties until future proceeds from production exceed the total of the excess costs plus applicable accrued interest. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

(3)
See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Operations" and Note 4 to the Notes to the Financial Statements under Item 8 of this Form 10-K for a discussion regarding uncertainty of distributions.

Off-Balance Sheet Arrangements

        The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

        As of December 31, 2015, the Trust had no obligations or commitments to make future contractual obligations except for annual administrative fees of approximately $452,418 owed to the Trustees pursuant to the Trust Agreement.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Unit Holders of
TEL Offshore Trust
Austin, Texas

        We have audited the accompanying statements of assets, liabilities and trust corpus—modified cash basis of TEL Offshore Trust (the "Trust") as of December 31, 2015, 2014 and 2013, and the related statements of distributable income and changes in trust corpus—modified cash basis for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporate Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of TEL Offshore Trust as of December 31, 2015, 2014 and 2013, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015, on the basis of accounting described in Note 2 to the financial statements.

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 2 to the financial statements, the Trust has not received any significant royalties or paid distributions since 2009 and has an inability to maintain adequate cash reserves, which raises substantial doubt about its ability to continue as a going concern. The Trustees' plans concerning these matters are also discussed in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Austin, Texas
March 30, 2016

TEL OFFSHORE TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$328,040	$243,923
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,258,358 and $28,255,605 at December 31, 2015 and 2014, respectively	9,297	12,050

Total assets	$337,337	$255,973

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Cash advances	$8,303	$116,277
Account payable	$878	$—
Note payable	1,056,885	363,000
Reserve for future Trust expenses	—	—
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding at December 31, 2015 and 2014)	(728,729)	(223,304)

Total liabilities and Trust corpus	$337,337	$255,973

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31,
	2015	2014	2013
Royalty income	$1,316	$—	$—
Interest income	24	6	33
Proceeds from sale of overriding royalty interest	—	—	1,151,885

	$1,340	6	1,151,899
Proceeds from Note and cash advances used for Trust expenses	502,672	235,354	—
General and administrative expenses	(504,012)	(1,109,000)	(502,203)
Decrease (Increase) in reserve for future Trust expenses	0	873,640	(649,715)

Distributable income	$—	$—	$—

Distributions per Unit (4,751,510 Units)	$0.000000	$0.000000	$0.000000

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31,
	2015	2014	2013
Trust corpus, beginning of year	$(223,304)	$14,515	$17,308
Distributable income	—	—	—
Distributions to Unit holders	—	—	—
Proceeds from Note and cash advances used for Trust expenses	(502,672)	(235,354)	—
Amortization of net overriding royalty interest	(2,753)	(2,465)	(2,793)

Trust corpus, end of year	$(728,729)	$(223,304)	$14,515

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At December 31, 2015 and 2014, the reserve amount was $0;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $2.2 million (unaudited) as of October 31, 2015. Such future net revenues include projected reserves attributable to the four wells drilled by Arena but do not include capital expenditures attributable to the redevelopment of to Eugene Island 339. Upon termination of the Trust, in accordance with the Trust Agreement, the Corporate Trustee will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the year ended December 31, 2015 applicable to the Trust or its financial statements.

        Going Concern.    The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. The Trust received $1,316 in Royalty income in the fourth quarter of 2015 and except for this amount, the Trust has received no other distributions since the fourth quarter of 2008. As a result of the Severed Proceeding (as defined in Note 6), the Trustees have been ordered to direct the Partnership to sell for cash all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. The proceeds from such sale are required to be held in a segregated interest-bearing account until a subsequent court order from the court. The financial statements do not include any adjustments that might result from the outcome of the Probate Proceeding.

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

        As of October 9, 2001, Chevron Corporation merged with Texaco Inc. and the Royalty Properties owned by Texaco Exploration and Production Inc. ("TEPI") were assigned to Chevron U.S.A. Inc. ("Chevron") on May 1, 2002. Crude oil sales from the Chevron and TEPI properties added together accounted for approximately 100% of crude oil revenues from the Royalty Properties for each of the years ended December 31, 2015, 2014 and 2013. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during 2015, 2014 and 2013.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(3) Net Overriding Royalty Interest (Continued)

        The Conveyance, dated January 1, 1983, provides that the Working Interest Owners will calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. The Trust's share of Royalty income was reduced by approximately $55,409, $91,678 and $101,000 in 2015, 2014 and 2013, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. Such management fees were calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the three years above.

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

        While oil and gas production at Ship Shoal 182 and 183 and at Eugene Island 339 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. Future Net Proceeds from the Royalty Properties will take into account the Trust's share of project costs and other related expenditures that are not covered by the insurance of the operators of the Royalty Properties. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million and that no further expenses of this nature relating to prior hurricane damage are expected to be incurred. If development and production costs of the Royalty Properties operated by Chevron exceed the proceeds of production from the Royalty Properties, the Trust will not receive Net Proceeds from such Royalty Properties operated by Chevron until future proceeds from production exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received a distribution of Net Proceeds from Chevron, as operator of the Royalty Properties, since December 2008. As of October 31, 2015, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $1.5 million, net to the entire Original Royalty ($907,591 applicable to the

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Distributions to Unit Holders (Continued)

Trust as of October 31, 2015). As of December 31, 2014 and 2013, aggregate development and production costs for the Royalty Properties since November 2008 exceeded the related proceeds of production from the Royalty Properties by approximately $2.8 million and $5.0 million, respectively.

        On May 13, 2015, Chevron conveyed certain oil and gas properties to Fieldwood Energy Offshore LLC ("Fieldwood"), including Chevron's interest in Eugene Island 342 that was subject to the Royalty. Any Net Proceeds from Fieldwood attributable to Eugene Island 342 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. Consequently, during the fourth quarter of 2015 the Trust received Royalty income of $1,316 attributable to Eugene Island 342. However, in accordance with the Trust Agreement, no distributions will be made by the Trust to the Unit holders until the Trust's indebtedness (as described in Note 10) is paid in full.

        For 2015, the Trust had undistributed net income of $769,372, representing the Trust's portion of the undistributed net income of $5,129,150 associated with the Royalty Properties for 2015. Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners.

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

        The Trust's portion of the cumulative undistributed net loss associated with the Royalty Properties was $907,591 as of October 31, 2015. The Trust will not receive Net Proceeds from the Royalty Properties operated by Chevron until future proceeds from the production from the Royalty Properties operated by Chevron exceed the total of the excess costs plus applicable accrued interest.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account, approximately $0 and $0 for 2015 and 2014, respectively, serves to reduce the Trust's share of allocated

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(5) Special Cost Escrow Account (Continued)

production costs. As of December 31, 2015, 2014 and 2013, approximately $1,000 remained in the Special Cost Escrow account. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of future Special Costs.

        In 2015, 2014 and 2013, there were no funds released from or deposited into the Special Cost Escrow account.

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

(6) Reserve For Future Trust Expenses

        Historically, the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of December 31, 2015 and December 31, 2014, the reserve amount was $0.

        During the fourth quarter of 2015, the Trust received $1,316 in distributions from the operator of Eugene Island 342, however, the Trust has not received a distribution of Net Proceeds from Chevron, as operator of the Royalty Properties, since December 2008. As of December 31, 2015, including the proceeds from the 2015 Note (as defined below) and additional cash advances, the Trust's available cash was approximately $328,040. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding (as defined below), it is anticipated that the Trust's available cash will be depleted during the second quarter of 2016. Following the depletion of the Trust's available cash, it is anticipated that the Trust will continue to fund the costs and expenses of the Probate Proceeding through additional loans and cash advances from The Bank of New York Mellon,

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Reserve For Future Trust Expenses (Continued)

N.A. ("BONYM"). However, BONYM will continue to evaluate the Probate Proceeding and the costs and expenses associated therewith. It is possible that any such loans and cash advances will be repaid from any proceeds received by the Trust, including any proceeds received upon any sale of the remaining Royalty and will therefore reduce the cash available for distribution to the Unit holders.

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

        In March 2014, the Trustees again unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of December 31, 2015, the amount of such fees was approximately $452,418 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(6) Reserve For Future Trust Expenses (Continued)

        On July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requested that the Court modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The goals in filing such probate proceeding (the "Probate Proceeding") were to permit the Trustees to direct the Partnership to sell the Royalty; to distribute the net proceeds resulting from such sale, after payment of the Trust's liabilities, to the Unit holders; and, to, thereafter terminate the Partnership and the Trust. The Trust has completed the process of serving the Petition on the Trust's Unit holders. The Court appointed an attorney ad litem to represent any Unit holders that were not personally served. The Court appointed attorney ad litem filed a Counterclaim against the Trust on November 16, 2015 requesting (1) an order to sell all of the Royalty, and (2) an accounting of the general and administrative expenses of the Trust from 2008 through the present.

        The Probate Proceeding was set for trial on January 15, 2016. Prior to trial, the attorney ad litem filed a Motion to Sever asking the Court to sever all matters related to the requested modification of the Trust and the sale of Trust assets, as plead for, in part, in the petition originally filed by the Trustees and in the attorney ad litem's Counterclaim, into a separate cause to proceed to trial. The attorney ad litem also filed a Motion for Continuance requesting that the Court continue the trial of all remaining matters, including the attorney ad litem's request for an accounting and the issues concerning the termination of the Trust, to a later date (the "Remaining Matters"). Prior to calling the case to trial, the Court granted the attorney ad litem's Motion to Sever and Motion for Continuance, severed the matters related to the modification of the Trust and the sale of Trust assets ("Severed Proceeding"), and continued the Remaining Matters to a later date. The Severed Proceeding has been assigned Cause No. C-1-PB-16-000096 and is styled In re: TEL Offshore Trust.

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a final judgment granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. There can be no assurance as to the amount, if any, of the net proceeds that will be available for distribution to the Trust's unitholders through the sale.

        The attorney ad litem is pursuing discovery regarding the Remaining Matters and he has threatened to assert additional claims against the Trustees. The Trustees are in the process of responding to the attorney ad litem's requests. The Trustees anticipate that the Remaining Matters will be set for trial in November 2016. There can be no assurances whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

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

(9) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Partnership's royalty interest are based on a reserve study prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. The reserve study prepared by DeGolyer and MacNaughton as of October 31, 2015 includes projected reserves attributable to the wells drilled by Arena but does not include any capital expenditures for the redevelopment of Eugene Island 339. Estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Accordingly, the estimates are based on existing economic and operating conditions in effect at October 31, 2015, with no provision for future increases or decreases except for periodic price redeterminations in accordance with existing gas contracts.

        Estimated net proved reserves attributable to the net profits interest owned by the Partnership, as of October 31, 2015, are summarized as follows, expressed in barrels (bbl) and thousands of cubic feet (Mcf):

	Oil and Condensate (bbl)	Natural Gas (Mcf)
Proved Developed Reserves(1)
Reserves as of October 31, 2012(2)	133,338	686,483
Sales of Minerals in Place(3)	(33,335)	(171,621)
Revisions of Previous Estimates	(13,446)	3,684
Production(4)	(22,507)	(23,501)

Reserves as of October 31, 2013	64,050	495,045
Revisions of Previous Estimates	5,508	(40,691)
Production(4)	(14,437)	(31,538)

Reserves as of October 31, 2014	55,121	422,816
Revisions of Previous Estimates	(16,534)	(143,275)
Production(4)	(12,965)	(26,814)

Reserves as of October 31, 2015	25,622	252,727

(1)
There are no proved undeveloped reserves for the Royalty Properties subject to the report.

(2)
Estimated Eugene Island 339 abandonment costs were included.

(3)
Represents the 2013 Royalty Sale.

(4)
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

        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas. Future cash inflows as of October 31, 2015, 2014 and 2013 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2015, 2014 and 2013) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (dollars in thousands):

	Twelve Months Ended October 31,
	2015	2014	2013
Future cash inflows	$9,613	$17,556	$15,928
Future production costs	(4,578)	(7,318)	(5,275)
Cost Escrow as of October 31	1	1	1
Future development costs	(2,853)	(2,934)	(2,073)

Future net cash flows	2,183	7,305	8,580
10% annual discount for estimated timing of cash flows	(594)	(1,662)	(2,468)

Standardized measure of discounted future net cash flows(1)	$1,589	$5,643	$6,112

(1)
No provision for federal or state income taxes has been provided because taxable income is passed through to the Unit holders of the Trust.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

        The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (dollars in thousands):

	Twelve Months Ended October 31,
	2015	2014	2013
Beginning of year	$5,643	$6,112	$11,601
Sale of oil and gas produced, net of production costs	(784)	(1,574)	(2,458)
Sale of minerals in place	—	—	(1,528)
Net changes in prices and production costs	(1,464)	(29)	1,089
Changes in estimated future development costs, net	(80)	860	(2,472)
Revisions of previous quantity estimates	(2,065)	(92)	(1,048)
Accretion of discount	339	366	928

End of year	$1,589	$5,643	$6,112

        Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate unweighted arithmetic average sales prices (inclusive of adjustments for quality and location) in effect at October 31, 2015, 2014 and 2013 as follows:

	2015	2014	2013
Oil (per Bbl)	$53.89	$99.59	$105.41
Gas (per Mcf)	$4.36	$4.33	$3.64

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

        The reserve volumes and revenue values attributable to the Partnership's royalty interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership's royalty interest and the retained interest of the Working Interest Owners in the

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(9) Supplemental Reserve Information (Unaudited) (Continued)

Royalty Properties. Net reserves attributable to the Partnership's royalty interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the subject properties based on the ratio of the Partnership's interest in future net revenues to combined future gross revenues. Because the net reserve volumes attributable to the Partnership's royalty interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership's royalty interest will vary if different future price and cost assumptions are used. All reserves attributable to the Partnership's royalty interest are located in the United States. Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $2.2 million as of October 31, 2015 based on the reserve study of DeGolyer and MacNaughton.

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

        Crude oil sales to Chevron Corporation accounted for approximately 100% of crude oil revenues from the Royalty Properties during each of the years ended December 31, 2015, 2014 and 2013. During the year ended December 31, 2015, 2014 and 2013, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

        The Trust's share of Royalty income was reduced by approximately $55,409, $91,678 and $101,000 in 2015, 2014 and 2013, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

(11) Note Payable and Cash Advances

        On May 23, 2013, the Trust executed the Note (the "2013 Note") for $300,000 payable to BONYM, an affiliate of the Corporate Trustee, serving as lender. The Note evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The 2013 Note was due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) May 23, 2014. The Note bore interest at a rate per annum equal to one-half percent

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(11) Note Payable and Cash Advances (Continued)

(0.5%). Proceeds from the 2013 Note were used solely for the payment of expenses of the Trust and no distributions were made to the Unit holders. The outstanding indebtedness evidenced by the 2013 Note was paid by the Trust in November 2013 from proceeds of the 2013 Royalty Sale.

        On October 1, 2014, BONYM made an advance to the Trust in the amount of $363,000, and the Corporate Trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, as lender, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The 2014 Note provided for interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2014 Note, all amounts outstanding under the 2014 Note were scheduled to be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) December 31, 2015. The Trust could prepay any outstanding principal and accrued and unpaid interest under the 2014 Note, in whole or in part, at any time without penalty.

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

        In addition to the 2015 Note, through December 31, 2015, BONYM has made additional advances in the amount of $8,303 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding. Although BONYM has no obligation to do so, it is anticipated that BONYM will continue to advance funds to the Trust for the payment of such expenses.

TEL OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(12) Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth
2015:
Royalty income	$0	$0	$0	$1,316
Distributable income	$0	$0	$0	$0
Distributions per Unit	$0.000000	$0.000000	$0.000000	$0.000000
2014:
Royalty income	$0	$0	$0	$0
Distributable income	$0	$0	$0	$0
Distributions per Unit	$0.000000	$0.000000	$0.000000	$0.000000

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

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2015, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting relating to the Trust. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chevron.

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

        The Corporate Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Corporate Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Corporate Trustee's evaluation under the framework in Internal Control—Integrated Framework (2013), the Corporate Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2015.

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

Item 11.    Executive Compensation.

        During the year ended December 31, 2015, the Corporate Trustee and each of the Individual Trustees received no compensation from the Trust. The Trust does not have any executive officers.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        (a)   Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of the Units as of March 30, 2016 by each person who, to the Trustees' knowledge, beneficially owns more than 5% of the outstanding Units.

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

        Crude oil sales to Chevron Corporation accounted for approximately 100% of crude oil revenues from the Royalty Properties for each of the years ended December 31, 2015, 2014 and 2013. During the years ended December 31, 2015, 2014 and 2013, 100% of Chevron's natural gas and natural gas liquids relative to the Trust's Royalty Properties were committed and sold to Chevron Natural Gas at spot market prices.

        The Trust's share of Royalty income was reduced by approximately $55,409, $91,678 and $101,000 in 2015, 2014 and 2013, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in 2015, 2014 and 2013. Chevron, as the Managing General Partner of the Partnership, was paid a management fee of $369,392 for 2015 by the Partnership.

Item 14.    Principal Accountant Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustees. The Trustees have appointed Deloitte & Touche, LLP and its affiliates (collectively "Deloitte") as the independent registered public accounting firm to audit the trust's financial statements for the fiscal year ending December 31, 2016. During fiscal 2015, Deloitte served as the Trust's independent registered public accounting firm and also provided certain tax services.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2015 and 2014 by Deloitte:

	2015	2014
Audit fees(1)	$150,000	$139,000
Audit-related fees	—	—
Tax fees(2)	8,000	8,000
All other fees	—	—

Total fees	$158,000	$147,000

(1)
Fees for audit services in 2015 and 2014 consisted of the audit of the Trust's annual financial statements and reviews of the Trust's quarterly financial statements.

(2)
Fees for tax services billed in 2015 and 2014 consisted of tax compliance services.

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

			SEC File or Registration Number	Exhibit Number
4(a	)*	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(a	)

4(b	)*	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(b	)

4(c	)*	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(c	)

4(d	)*	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(d	)

4(e	)*	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	4(e	)

			SEC File or Registration Number	Exhibit Number
10(a	)*	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	000-06910	10(a	)

10(b	)*	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	000-06910	10(b	)

10(c	)*	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC-Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	000-06910	10(c	)

10(d	)*	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	000-06910	10(d	)

10(e	)*	Letter Agreement, effective August 1, 2011, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.2 to Current Report on Form 8-K filed October 27, 2011)	000-06910	99.2

10(f	)*	Partial Assignment of Overriding Royalty Interests, effective August 1, 2011, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.3 to Current Report on Form 8-K filed October 27, 2011)	000-06910	99.3

10(g	)*	Letter Agreement, effective August 1, 2013, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.2 to Current Report on Form 8-K filed October 31, 2013)	000-06910	99.2

10(h	)*	Partial Assignment of Overriding Royalty Interests, effective August 1, 2013, between TEL Offshore Trust Partnership and RNR Production, Land and Cattle Company, Inc. (Exhibit 99.3 to Current Report on Form 8-K filed October 31, 2013)	000-06910	99.3

10(i	)*	Renewal Demand Promissory Note in the original principal amount of $1,056,885, dated September 25, 2015 (Exhibit 10.1 to Current Report on Form 8-K filed October 20, 2015)	000-06910	10.1

31.1		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Reserve Study of DeGolyer and MacNaughton

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2016.

TEL OFFSHORE TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Signature		Date

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich, Vice President & Trust Officer	March 30, 2016
INDIVIDUAL TRUSTEES
	/s/ GARY C. EVANS Gary C. Evans, Individual Trustee	March 30, 2016
	/s/ THOMAS H. OWEN, JR. Thomas H. Owen, Jr., Individual Trustee	March 30, 2016
	/s/ JEFFREY S. SWANSON Jeffrey S. Swanson, Individual Trustee	March 30, 2016

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