Form 10-Q
period 2016-03-31
TEL OFFSHORE TRUST
filed 2016-06-02
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

        As of June 2, 2016, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (this "Form 10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and elsewhere herein regarding the financial position, production and reserve growth, and other plans and objectives are forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "could," "may," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions about future events. Although Chevron USA, Inc., the Managing General Partner of the TEL Offshore Trust Partnership, has advised the Trust that the Managing General Partner believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations are disclosed in the risk factors discussed in Item 1A of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 10-K") and such other factors as may be set forth from time to time in the Trust's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Managing General Partner or the Trust or persons acting on behalf of the Managing General Partner or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$186,116	$328,040
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $28,259,386 and $28,258,358, respectively	8,269	9,297

Total assets	$194,385	$337,337

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Cash advances	8,303	8,303
Account payable	1,051	878
Note payable	1,056,885	1,056,885
Reserve for future Trust expenses	—	—
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	(871,854)	(728,729)

Total liabilities and Trust corpus	$194,385	$337,337

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Royalty income	$713	$—
Interest income	59	—

	772	—
Decrease in reserve for future Trust expenses	—	—
Proceeds from Note and cash advances used for Trust expenses	142,097	94,604
General and administrative expenses	(142,869)	(94,604)

Distributable income	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Trust corpus, beginning of period	$(728,729)	$(223,304)
Distributable income	—	—
Distribution payable to Unit holders	—	—
Proceeds from Note and cash advances used for Trust expenses	(142,097)	(94,601)
Amortization of net overriding royalty interest	(1,028)	(687)

Trust corpus, end of period	$(871,854)	$(318,592)

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At March 31, 2016 and December 31, 2015 the reserve amount was $0;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $1.9 million (unaudited) as of November 1, 2015. Such future net revenues include projected reserves attributable to the four wells drilled by Arena Offshore, LP ("Arena") but do not include capital expenditures attributable to the redevelopment of Eugene Island 339. Upon termination of the Trust, in accordance with the Trust Agreement, the Corporate Trustee (as defined below) will sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities have been satisfied.

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

(2) Basis of Accounting and Going Concern

        The accompanying unaudited financial information has been prepared by the Corporate Trustee. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America ("GAAP"). The Trustees believe that the information furnished reflects all adjustments that are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2015.

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

        Impairment of Investment in Overriding Royalty Interest.    The Trust reviews overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Trust prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three months ended March 31, 2016.

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the three months ended March 31, 2016, applicable to the Trust or its condensed financial statements.

        Going Concern.    The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. During the first quarter of 2016, the Trust received $713 in Royalty income from Fieldwood Energy Offshore LLC ("Fieldwood"), the operator of Eugene Island 342. Except for this amount and amounts the Trust received from Fieldwood in the fourth quarter of 2015, the Trust has received no other distributions since the fourth quarter of 2008. As a result of the Severed Proceeding (as defined in Note 6), the Trustees have been ordered to direct the Partnership to sell for cash all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before June 30, 2016. The proceeds from such sale are required to be held in a segregated interest bearing account until a subsequent court order from the Court (as defined in Note 6). The condensed financial

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

statements do not include any adjustments that might result from the outcome of the Probate Proceeding (as defined in Note 6).

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

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period; however, (i) as a result of the 2011 Royalty Sale, on the last business day of each calendar quarter after August 1, 2011 and prior to August 1, 2013, the Working Interest Owners were to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period and (ii) as a result of the 2013 Royalty Sale, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners are to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributes funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, are made in January, April, July and October of each year, and are payable to Unit holders of record as of the last business day of each calendar quarter. Thus, any cash conveyed to the Trust from the Partnership during the quarter ended March 31, 2016 would substantially represent

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Net Overriding Royalty Interest (Continued)

the revenues and expenses from the Royalty Properties from November 2015 through January 2016. Similarly, any cash conveyed to the Trust from the Partnership during the quarter ended March 31, 2015 would substantially represent the revenues and expenses from the Royalty Properties from November 2014 through January 2015. The financial and operating information included in this Form 10-Q for the three months ended March 31, 2016 and March 31, 2015 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November, December, and January. Income received pursuant to the Partnership's overriding royalty interest is recorded by the Trust on a cash basis, when it is received by the Trust from the Partnership.

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

        While oil and gas production at Ship Shoal 182 and 183, Eugene Island 339, South Timbalier 36/37 and Eugene Island 342 has been partially restored, there are not likely to be sufficient Net Proceeds from the Royalty Properties for the Trust to make a regularly scheduled quarterly distribution to Unit holders for the foreseeable future. As a result of the damage inflicted by Hurricane Ike, Net Proceeds will continue to be severely impacted by reduced production. Although the Trust received a payment of $713 from the operator of Eugene Island 342 in the first quarter of 2016, there can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million and that no further expenses of this nature relating to prior hurricane damage are expected to be incurred. If development and production costs of the Royalty Properties owned by an operator exceed the proceeds of production from the Royalty Properties owned by such operator, the Trust will not receive Net Proceeds from such operator until future proceeds from production from the Royalty Properties owned by such operator exceed the total of the excess costs plus accrued interest. As a result of the damage inflicted by Hurricane Ike, the Trust has not received a distribution of Net Proceeds from Chevron, as the operator of the Royalty Properties, since December

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Distributions to Unit Holders (Continued)

2008. As of January 31, 2016, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $873,980, net to the entire Original Royalty ($524,335 applicable to the Trust).

        On May 13, 2015, Chevron conveyed certain oil and gas properties to Fieldwood, including Chevron's interest in Eugene Island 342 that was subject to the Royalty. Any Net Proceeds from Fieldwood attributable to Eugene Island 342 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. Consequently, during the first quarter of 2016 the Trust received Royalty income of $713 attributable to Eugene Island 342. However, in accordance with the Trust Agreement, no distributions will be made by the Trust to the Unit holders until the Trust's indebtedness (as described in Note 10) is paid in full.

        For the three months ended March 31, 2016, the Trust had undistributed net income of $164,105, representing the Trust's portion of the aggregate undistributed net income of $1,094,037 associated with the Royalty Properties for the three months ended March 31, 2016. Undistributed net income represents positive Net Proceeds generated during the respective period, but not distributed by the Working Interest Owners.

        The Trust's portion of the cumulative undistributed net loss associated with the Royalty Properties was $524,335 as of January 31, 2016. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interests Owner(s). The Trust will not receive Net Proceeds attributable to the Royalty Properties operated by Chevron (which excludes Eugene Island 342) until future proceeds from production from such Royalty Properties exceed the total of the excess costs plus applicable accrued interest. In addition, the Trust will not make any distributions to the Unit holders until any indebtedness of the Trust, such as the 2015 Note (as defined in Note 10 below) is repaid in full. In addition, to the extent Net Proceeds are otherwise distributable to the Trust, the amount of such distribution will be significantly reduced by deposits to the Special Cost Escrow account until such Special Cost Escrow account is replenished with funds in an amount determined by the Working Interest Owners.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on certain factors, including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of March 31, 2016, approximately $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. Special Cost Escrow account funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Special Cost Escrow Account (Continued)

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

        During the three months ended March 31, 2016 and during the year ended December 31, 2015, there were no funds released from or deposited into the Special Cost Escrow account.

        RNR Production was the purchaser of the partial interests in the overriding royalty interest sold pursuant to the Royalty Sales and now holds 40% of the Original Royalty (or 10% of 8/8ths) and 40% of the Partnership's rights and obligations with respect to the Special Cost Escrow, which were assigned in connection with the Royalty Sales.

        Deposits to the Special Cost Escrow Account will be required in future periods in connection with other production costs, other abandonment costs, other capital expenditures and changes in the estimates and factors described above. Such deposits are expected to begin if and when the Trust is otherwise entitled to receive any distributions and could result in a significant reduction in Royalty income in the periods in which such deposits are made.

(6) Reserve For Future Trust Expenses

        Historically, the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of March 31, 2016 and December 31, 2015 the reserve amount was $0.

        During the first quarter of 2016, the Trust received Royalty income of $713 attributable to Eugene Island 342. In the fourth quarter of 2015 and the first quarter of 2016, the Trust has received aggregate Royalty income of $2,029 attributable to Eugene Island 342. There can be no assurance by Chevron or anyone else as to the actual timing for any future distributions to the Partnership from the Royalty, and there is no guarantee that any further distributions will be made. As of March 31, 2016, including the proceeds from the 2015 Note (as defined below) and additional cash advances, the Trust's available cash was approximately $186,116. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding (as defined below), it is anticipated that the Trust's available cash will be depleted during the second quarter of 2016. Following the depletion of the Trust's available cash, it is anticipated that the Trust will continue to fund the costs and expenses of the Probate Proceeding through additional loans and cash advances from The Bank of New York Mellon, N.A. ("BONYM"). However, BONYM will continue to evaluate the Probate Proceeding and the costs and expenses associated therewith. It is further anticipated that any such loans and cash advances will be repaid from any proceeds received by the Trust, including any proceeds received upon any sale of the remaining Royalty and will therefore reduce the cash available for distribution to the Unit holders.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Reserve For Future Trust Expenses (Continued)

        Pursuant to the terms of the Trust Agreement, the Trustees are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. As discussed in Note 10, the Trustees have borrowed, and may in the future borrow, funds from which a portion of the proceeds were, or may be, used to pay for Trust expenses.

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

        In March 2014, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of March 31, 2016, the amount of such fees was approximately $358,366 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

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

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a final judgment granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. On April 25, 2016, the Court approved an extension of the May 1, 2016 deadline to June 30, 2016. There can be no assurance as to the amount, if any, of the net proceeds that will be available for distribution to the Trust's Unit holders through the sale.

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

        Crude oil sales to Chevron Corporation accounted for approximately 100% of crude oil revenues from the Royalty Properties for the three months ended March 31, 2016 and 2015. Sales to Chevron Corporation accounted for 100% of total gas revenues from the Royalty Properties during the three months ended March 31, 2016 and 2015.

        The Trust's share of Royalty income was reduced by approximately $11,644 and $17,396 for each of the three months ended March 31, 2016 and March 31, 2015, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

(10) Note Payable

        On October 1, 2014, The Bank of New York Mellon made an advance to the Trust in the amount of $363,000, and The Bank of New York Mellon Trust Company, N.A., in its capacity as corporate trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The 2014 Note provided for interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2014 Note, all amounts outstanding under the 2014 Note were scheduled to be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) December 31, 2015. The Trust could prepay any outstanding principal and accrued and unpaid interest under the 2014 Note, in whole or in part, at any time without penalty. In addition to the 2014 Note, through September 25, 2015, BONYM made additional cash advances in the amount of $209,885 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding.

        On September 25, 2015, BONYM made an additional advance to the Trust in the amount of $484,000, and the Corporate Trustee, as the borrower, has entered into a Renewal Demand Promissory Note (the "2015 Note") with BONYM, in the original principal amount of $1,056,885 relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the indebtedness originally evidenced by the 2014 Note in the original principal amount of $363,000, and (iii) previous advances in the amount of $209,885 made by BONYM on behalf of the Trust. The 2015 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2015 Note, all amounts outstanding under the 2015 Note, including accrued and unpaid interest, will be due and payable in cash on the earliest to occur of (i) the date written demand for payment is made by BONYM or (ii) December 31, 2016. In addition, the accrued and unpaid interest remaining due from the 2014 Note in the amount of $1,790 is due and payable concurrently with the payment of the 2015 Note. The Trust may prepay any

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(10) Note Payable (Continued)

outstanding principal and accrued and unpaid interest under the 2015 Note, in whole or in part, at any time without penalty.

        In addition to the 2015 Note, through March 31, 2016, BONYM has made additional advances in the amount of $8,303 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding. Although BONYM has no obligation to do so, it is anticipated that BONYM will continue to advance funds to the Trust for the payment of such expenses.

(11) Subsequent Events

        On April 18, 2016, the Trust issued a press release announcing that there would be no trust distribution for the first quarter of 2016 for Unit holders of record on March 31, 2016.

        On April 15, 2016, but effective as of August 1, 2015, Chevron conveyed certain oil and gas properties to Cox Oil Offshore, L.L.C. ("Cox Oil"), including Chevron's interest in Ship Shoal 182/183 that was subject to the Royalty. Any Net Proceeds from Cox Oil attributable to Ship Shoal 182/183 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. As a result of the August 1, 2015 effective time and the Ship Shoal 182/183 properties not being subject to the undistributed net loss carry forward, the Trust was entitled to receive a distribution from Cox Oil of $116,429. The Trust received the distribution in May 2016 and as a result, the undistributed net loss carry forward attributable to the Royalty Properties increased by $116,429 from $524,335, as of January 31, 2016, to $640,764.

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

        For a summary of the historical damage to the Royalty Properties and its impact upon the Trust's ability to make distributions to its Unit holders, please see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Historical Damage to Royalty Properties" in the Trust's Annual Report on Form 10-K filed with the SEC on March 30, 2016.

Explanatory Note

        In connection with the ongoing sale process for the sale of the Royalty and shortly before the filing date for the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, Chevron, as the Managing General Partner of the Partnership, informed the Corporate Trustee that Chevron had discovered that the most recent reserve report covering the Royalty Properties incorrectly reflected the working interest and net revenue interest for certain Eugene Island 339 wells and certain Eugene Island 339 reservoirs. Chevron also advised the Corporate Trustee that the net profit statements provided by Chevron for each quarter in 2015 and the first quarter of 2016 were prepared utilizing the incorrect working interest and net revenue interest. As a result, Chevron requested DeGoyler and MacNaughton to prepare a new reserve report for 2015 (the report is dated November 1, 2015 rather than October 31, 2015 to avoid confusion). The future net revenues attributable to the Royalty in the revised report were estimated at approximately $1.9 million as compared to $2.2 million in the prior reserve report. A copy of the revised reserve report is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1.

        In addition, Chevron revised the net profit statements for each quarter during 2015 and the first quarter of 2016. This resulted in an increase of net proceeds attributable to Eugene Island 339 resulting in a reduction of the net loss carryforward as of January 31, 2016 from $1.3 million, net to the Original Royalty (or approximately $0.8 million, net to the Royalty) as reported in the Trust's press release dated April 18, 2016 to $873,980, net to the Original Royalty (or approximately $524,335, net to the Royalty). The foregoing revision in the net loss carryforward does not reflect the impact of the recent sale by Chevron of its interest in Shep Shoal 182/183 as disclosed in "Note 11—Subsequent Events" contained in the Notes to Condensed Financial Statements.

        The Corporate Trustee reviewed the impact of the foregoing on the prior periods in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and determined that the foregoing error was immaterial to the Trust's previously reported amounts in the Trust's annual and quarterly reports. Accordingly, the following information in this Trustee's Discussion and Analysis of Financial Condition and Results of Operations for the periods ending March 31, 2015 and 2016 reflect the corrected working interests and net revenue interests in certain wells and reservoirs in Eugene Island 339.

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

        Total future net revenues attributable to the Partnership's interest in the Royalty were estimated at $1.9 million as of November 1, 2015, as indicated in the DeGoyler & MacNaughton reserves report. Revenue values in the reserve report were estimated using the initial costs provided by Chevron and the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended October 31, 2015. These unweighted average prices were $55.35 per barrel of oil and $2.97 per BTU of natural gas.

        During the first quarter of 2016, the Trust received Royalty income of $713 attributable to Eugene Island 342 and in the fourth quarter of 2015, the Trust received $1,316 of Royalty income attributable to Eugene Island 342. The Trust has not received any distributions of Net Proceeds from Chevron, as operator of the Royalty Properties, since December 2008. On April 15, 2016, but effective as of August 1, 2015, Chevron conveyed certain oil and gas properties to Cox Oil Offshore, L.L.C. ("Cox Oil"), including Chevron's interest in Ship Shoal 182/183 that was subject to the Royalty. Any Net Proceeds from Cox Oil attributable to Ship Shoal 182/183 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. As a result of the August 1, 2015 effective time and the Ship Shoal 182/183 properties not being subject to the undistributed net loss carry forward, the Trust was entitled to receive a distribution from Cox Oil of $116,429. The Trust received the distribution in May 2016 and as a result, the undistributed net loss carry forward attributable to the Royalty Properties increased by $116,429 from $524,335, as of January 31, 2016, to $640,764. While prior results for Ship Shoal 182/183 indicate that the Trust may reasonably expect to receive Royalty income from Cox Oil attributable to Ship Shoal 182/183, there are no assurances with respect to the amount or certainty of any such future Net Proceeds. In addition, as long as the Trust has outstanding indebtedness, no distributions will be made by the Trust to the Unit holders. Consequently, it is not likely that the Trust will be able to make regularly scheduled quarterly distributions to Unit holders for the foreseeable future.

        Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Original Royalty in order to pay Trust expenses. As of September 30, 2015, including the proceeds from the 2015 Note (as herein defined), the previous cash advances from The Bank of New York Mellon ("BONYM") included in the principal amount of the 2015 Note and subsequent cash advances by BONYM, the Trust's available cash was approximately $186,116. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding (as defined below), it is anticipated that the Trust's available cash will be depleted during the second quarter of 2016. In light of the continuing expenses of the Trust and the lack of any distributions and any assurances as to the actual timing of any future distributions, the Trustees have considered the alternatives available to the Trust to obtain funds or to reduce the ongoing costs and expenses of the Trust and after evaluating the alternatives available to the Trust, the Trustees elected to institute the Probate Proceeding described below.

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

        In March 2014, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of March 31, 2016, the accumulated amount of such suspended fees was approximately $358,366 in the aggregate. The cumulative suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        On October 1, 2014, BONYM made a loan to the Trust in the amount of $363,000, and the Corporate Trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, as lender, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. On September 25, 2015, BONYM made an additional advance to the Trust in the amount of $484,000 and the Corporate Trustee, as the borrower, entered into a Renewal Demand Promissory Note (the "2015 Note") with BONYM, as lender, relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the 2014 Note, and (iii) previous advances in the amount of $209,885 made by BONYM on behalf of the Trust. The 2015 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2015 Note, all amounts outstanding under the 2015 Note including accrued and unpaid interest will be due and payable in cash on the earliest to occur of (x) the date written demand for payment is made by BONYM or (y) December 31, 2016. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2015 Note, in whole or in part, at any time without penalty. In addition, the accrued and unpaid interest remaining due from the 2014 Note in the amount of $1,790 is due and payable concurrently with the payment of the 2015 Note. During the three months ended March 31, 2016, a portion of the proceeds from the 2014 Note, as renewed and extended by the 2015 Note, were used to pay Trust expenses.

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

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a final judgment granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. On April 25, 2016, the Court approved an extension of the May 1, 2016 deadline to June 30, 2016. There can be no assurance as to the amount, if any, of the net proceeds that will be available for distribution to the Trust's Unit holders through the sale.

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

        Production at Ship Shoal 182/183 ceased following damage inflicted by Hurricane Ike in September 2008. While the hurricane caused limited surface damage to the facilities at Ship Shoal 182/183, all of the wells at Ship Shoal 182/183 were shut-in following hurricane-related damage to a third-party transporter's natural gas pipeline. While production sales for both oil and natural gas at Ship Shoal 182/183 has been restored since the original hurricane damage, it has been subject to numerous shut ins and the level of production is significantly less than that prior to the hurricane damage. See "—Operations" for a more detailed discussion of Ship Shoal 182/183.

        In addition, production from West Cameron 643 and East Cameron 371 ceased following damage inflicted by Hurricane Ike in September 2008 to third-party transporters' pipelines. The lease for West Cameron 643 expired on May 31, 2010 and the lease for East Cameron 371 expired on March 31, 2010. Plugging and abandoning of the wells at West Cameron 643 was completed in October 2012. Field abandonment work for East Cameron 371 has been completed.

        Chevron reached settlements that provided Chevron with insurance proceeds associated with damages that Chevron's assets sustained from Hurricane Ike. The allocated portion thereof with respect to the Partnership's interest in Eugene Island 339, as a Royalty Property, was approximately $781,000. Chevron applied $400,000 thereof in the first quarter of 2011 and applied the remaining amount of approximately $381,000 in the fourth quarter of 2012. All such allocated insurance proceeds were applied to the Partnership's portion of the aggregate cost to plug and abandon the wells subject to the Royalty on Eugene Island 339. Chevron has completed the work associated with the wells on Eugene Island 339 and informed the Trust that the aggregate cost to the Original Royalty to plug and abandon the wells, remove and abandon platforms and infrastructure and remediate the surface subject to the overriding royalty interest on Eugene Island 339 was approximately $19.8 million and that no further expenses of this nature relating to prior hurricane damage are expected to be incurred. If Production Costs of the Royalty Properties operated by Chevron exceed the Gross Proceeds from the Royalty Properties, the Trust will not receive Net Proceeds until future proceeds from production from the Royalty Properties exceed the total of the excess costs plus accrued interest at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. As a result of the damage inflicted by Hurricane Ike, the Trust has not received a distribution of Net Proceeds from Chevron, as the operator of the Royalty Properties, since December 2008. As of January 31, 2016, aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of production from the Royalty Properties by approximately $873,980, net to the entire Original Royalty (or $524,335 applicable to the Trust). The excess development and production costs have decreased from $1.5 million, as of October 31, 2015 to $873,980, net to the entire Original Royalty, as of January 31, 2016, reflecting decreased production from the Royalty Properties coupled with the low oil price environment. While Chevron has not withdrawn any funds from the Special Cost Escrow Account since the fourth quarter of 2010, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the terms of the Conveyance if, and when, Net Proceeds from Chevron, as the operator of the Royalty Properties, would otherwise be payable on the Royalty.

        Although the Trust has recently received nominal distributions from Fieldwood Energy Offshore LLC, as the Working Interest Owner of Eugene Island 342, and based upon prior results for Ship Shoal 182/183 the Trust may reasonably expect to receive Royalty income from Cox Oil attributable to Ship Shoal 182/183, there are no assurances with respect to the amount or certainty of any such future Net Proceeds. Further, the Trust will not make any distributions to its Unit holders until the Trust's indebtedness is paid in full. Accordingly, it is expected that there will not be sufficient Net Proceeds from the Royalty Properties to make distributions for some period of time in the future. At this time, the ultimate outcome of these various matters cannot be determined. See "—Operations"

        Substantial uncertainties exist with regard to future oil and gas prices, which are subject to material fluctuations due to changes in production levels and pricing and other actions taken by major petroleum producing nations, as well as the regional supply and demand for oil and gas, worldwide political conditions, weather, industrial growth, conservation measures, competition, economic conditions generally and other variables.

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are to be distributed currently to the Unit holders. Historically the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. During the quarter ended March 31, 2016, the Trust utilized $142,097 of the proceeds from the 2015 Note and cash advances from BONYM to pay for Trust expenses. As of March 31, 2016, the reserve balance was $0. Including the proceeds from the 2015 Note, and the additional cash advances of $8,303 from BONYM, the Trust's available cash was approximately $186,116 at March 31, 2016.

        The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. Certain potential alternatives available to the Trustees, including the Probate Proceeding, are described in Note 6 to the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Notes 2 and 6 to the condensed financial statements.

Future Net Revenues and Termination of the Trust

        Based on a reserve study provided to Chevron, as the Managing General Partner of the Partnership, by DeGolyer and MacNaughton, independent petroleum engineers, as of November 1, 2015 future net revenues attributable to the Trust's royalty interests were estimated at $1.9 million. Estimates of proved oil and gas reserves attributable to the Partnership's royalty interest are based on existing economic and operating conditions in effect at October 31, 2015 in order to correspond with distributions to the Trust. The reserve study does include projected reserves attributable to the four wells drilled by Arena on Eugene Island 339 but does not include any capital expenditures for any redevelopment of Eugene Island 339. Because the Trust will terminate in the event estimated future net revenues attributable to the Partnership's interest in the Royalty fall below $1.2 million (assuming no further sales of any interests in the Royalty), it would be possible for the Trust to terminate even though some or all of the Royalty Properties continued to have remaining productive lives. Upon termination of the Trust, the Trustees will sell for cash all of the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. The estimates of future net revenues discussed above are subject to large variances from year to year and should not be construed as exact. There are numerous uncertainties present in estimating future net revenues for the Royalty Properties. The estimate may vary depending on changes in market prices for crude oil and natural gas, the recoverable reserves, annual production and costs assumed by DeGolyer and MacNaughton. In addition, future economic and operating conditions as well as results of future drilling plans may cause significant changes in such estimate. The discussion set forth above is qualified in its entirety by reference to the 2015 10-K. The 2015 10-K is available at the website of the Securities and Exchange Commission ("SEC") at www.sec.gov or upon request from the Corporate Trustee.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. As provided in the Conveyance, the amount of funds to be reserved is determined based on factors including estimates of aggregate future production costs, aggregate future Special Costs, aggregate future net revenues and actual current net proceeds. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. The Trust's share of interest generated from the Special Cost Escrow account serves to reduce the Trust's share of allocated production costs. Special Cost Escrow funds will generally be utilized to pay Special Costs to the extent there are not adequate current net proceeds to pay such costs. Special Costs that have been paid are no longer included in the Special Cost Escrow calculation. Deposits to the Special Cost Escrow account will generally be made when the balance in the Special Cost Escrow account is less than 125% of estimated future Special Costs and there is a Net Revenues Shortfall (a calculation of the excess of estimated future costs over estimated future net revenues pursuant to a formula contained in the Conveyance). When there is not a Net Revenues Shortfall, amounts in the Special Cost Escrow account will generally be released, to the extent that Special Costs have been incurred. Amounts in the Special Cost Escrow account will also be released when the balance in such account exceeds 125% of estimated future Special Costs. In the first quarter of 2016, there were no funds released or escrowed from the Special Cost Escrow account. As of March 31, 2016, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The discussion of the terms of the Conveyance and Special Cost Escrow account contained herein is qualified in its entirety by reference to the Conveyance itself, which is an exhibit to this Form 10-Q and is available upon request from the Corporate Trustee.

        Aggregate development and production costs in excess of the related proceeds for the royalty properties, as of January 31, 2016, were approximately $873,980, net to the entire Royalty ($524,335 applicable to the Trust); however, additional deposits to the Special Cost Escrow account would be required in future periods in accordance with the Conveyance if, and when, Net Proceeds would otherwise be payable on the Royalty. During the three months ended March 31, 2016 and March 31, 2015, respectively, there were no funds released from or escrowed into the Special Cost Escrow account. As of March 31, 2016, $1,000 remained in the Special Cost Escrow account.

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

Three Months Ended March 31, 2016 and 2015

  Royalty Trust Comparison

        Royalty income was $713 and $0 for each of the three months ended March 31, 2016 and 2015, respectively. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $1,094,037, or $164,105 attributable to the Trust, for the production period of

November and December 2015 and January 2016 attributable to the three months ended March 31, 2016 and by $2,389,633, or $358,444 attributable to the Trust for the production period of November and December 2014 and January 2015 attributable to the three months ended March 31, 2015. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the quarters ended March 31, 2016 and 2015.

        General and administrative expenses for the Trust were $142,869 for the three months ended March 31, 2016 compared to $94,604 for the three months ended March 31, 2015. The increase is due, in part, to the timing of the recording of expenses.

        The reserve for future Trust expenses did not change from December 31, 2015 to March 31, 2016.

        There was no distributable income for each of the three months ended March 31, 2016 and March 31, 2015 and therefore no distributions to Unit holders.

        For the three months ended March 31, 2016 and March 31, 2015, the Trust had undistributed net income of $164,105 and $358,444, respectively, representing the Trust's portion of the undistributed net income of $1,094,037 and $2,389,633 associated with the Royalty Properties for the three months ended March 31, 2016 and 2015. As of January 31, 2016, the cumulative undistributed net loss was $873,980, net to the entire Original Royalty ($524,335 net to the Trust). Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds attributable to the Royalty Properties operated by Chevron until future proceeds from production from such Royalty Properties exceed the total of the excess costs plus applicable accrued interest.

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

Natural Gas and Gas Products

        Gas revenues decreased $250,570, or 75%, to $81,116 in the first quarter of 2016 from $331,686 in the first quarter of 2015. The decrease in revenues is the result of a decrease in production at South Timbalier 36/37 for the first quarter of 2016 due to the platform being shut in for turnaround work. Gas volumes during the first quarter of 2016 decreased 38,118 Mcf, or 47%, to 43,878 Mcf from 81,996 Mcf in the first quarter of 2015. The average price received for natural gas decreased approximately 61% from an average price of $3.97 per Mcf in the first quarter of 2015 to $1.56 per Mcf in the first quarter of 2016, excluding the impact of the adjustments. Gas products revenue decreased $5,062, or 34%, to $23,137 in the first quarter of 2016 from $34,830 in the first quarter of 2015. Gas products volumes during the first quarter of 2016 decreased 11,238 gallons, or 15%, to 62,956 gallons, compared to 74,194 gallons in the first quarter of 2015.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $1,276,157, or 42%, to $1,777,748 in the first quarter of 2016 from $3,053,905 in the first quarter of 2015. The decrease in revenues is the result of the current low oil price environment. Oil volumes increased 5,394 barrels, or 14% from 39,926 barrels in the first quarter of 2015 to 45,320 barrels in the first quarter of 2016. The average price received for crude oil and condensate production decreased approximately $38.96 per barrel, or 50%, to $39.14 per barrel in the first quarter of 2016 from $78.10 per barrel in the first quarter of 2015, excluding the impact of the adjustments to Eugene Island 339 and Eugene Island 342.

Capital Expenditures

        Capital expenditures decreased by $172, or 100%, from $172 in the first quarter of 2015 to $0 in the first quarter of 2016. The higher amount of capital expenditures during the first quarter of 2015 relates primarily to facility improvement projects and drilling and completion costs associated with a well at Ship Shoal 182/183.

Production Expenses

        Production expenses decreased by $242,652, or 24%, from $1,030,616 in the first quarter of 2015 to $787,964 in the first quarter of 2016. The decrease in operating expenses is due to the decrease in maintenance projects at Ship Shoal 169 in the first quarter of 2016 as compared to the first quarter of 2015.

Special Cost Escrow Account

        In the first quarter of 2016, there were no funds released from or escrowed into the Special Cost Escrow account. As of March 31, 2016, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account is set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" above.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the first quarter of 2016 as compared to operations for the first quarter of 2015 based on gross revenues generated during these periods combined.

Eugene Island 339

        Net crude oil revenues decreased from $1,132,936 in the first quarter of 2015 to $662,064 in the first quarter of 2016, due to a decrease in the average crude oil price received from $81.21 per barrel in the first quarter of 2015 to $36.83 per barrel in the first quarter of 2016. This decrease was partially offset by an increase in net crude oil production from 13,951 barrels in the first quarter of 2015 to 17,976 barrels in the first quarter of 2016. Gas revenues increased from $34,382 in the first quarter of 2015 to $58,949 in the first quarter of 2016, due to an increase in gas production from 7,612 Mcf in the first quarter of 2015 to 27,145 Mcf in the first quarter of 2016. The difference in volumes is primarily attributable to the K-2 well being temporarily shut in for maintenance during the first quarter of 2015. Capital expenditures were $0 in the first quarter of 2015 and the first quarter of 2016. Operating expenses increased from $18,465 in the first quarter of 2015 to $23,078 in the first quarter of 2016 due primarily to higher production in the first quarter of 2016 as compared to the first quarter of 2015.

Ship Shoal 182/183

        Net crude oil revenues decreased from $2,044,329 in the first quarter of 2015 to $1,090,667 in the first quarter of 2016, due to a decrease in the average crude oil price received from $76.70 per barrel in the first quarter of 2015 to $40.84 per barrel for the same period in 2016. There was a slight increase in net crude oil production from 26,653 barrels in the first quarter of 2015 to 26,706 barrels in the first quarter of 2016. The difference in volumes is primarily attributable to multiple shut ins for facility improvement projects during the first quarter of 2015. Gas revenues decreased from $265,971 in the first quarter of 2015 to $20,547 in the first quarter of 2016. This decrease was the result of a decrease in gas volumes from 67,982 Mcf in the first quarter of 2015 to 15,895 Mcf in the first quarter of 2016 primarily attributable to pipeline repairs that occurred in the first quarter of 2016. There was also a decrease in the average gas revenue price received from $3.91 per Mcf in the first quarter of 2015 to $1.29 per Mcf for the same period in 2016. Capital expenditures decreased from $332 in the first quarter of 2015 to $0 in the first quarter of 2016. Operating expenses decreased from $871,063 in the first quarter of 2015 to $676,682 in the first quarter of 2016. The difference in operating expenses is primarily attributable to several maintenance projects that occurred during the first quarter of 2015.

South Timbalier 36/37

        Net crude oil revenues decreased from $112,474 in the first quarter of 2015 to $20,407 for the same period in 2016 due primarily to a decrease in oil production volumes from 1,520 barrels in the first quarter of 2015 to 516 barrels in the first quarter of 2016. This decrease was also attributable to a decrease in the average crude oil price received from $73.97 per barrel in the first quarter of 2015 to $39.58 per barrel in the first quarter of 2016. Gas revenues decreased from $4,196 in the first quarter of 2015 to $1,553 in the first quarter of 2016 due to a corresponding decrease in gas production from 1,046 Mcf in the first quarter of 2015 to 783 Mcf in the first quarter of 2016. These decreases were also attributable to a decrease in the average natural gas price received from $4.01 per Mcf in the first quarter of 2015 to $1.98 per Mcf in the first quarter of 2016. Capital expenditures increased from a benefit of $160 in the first quarter of 2015 to $0 in the first quarter of 2016. The difference in capital expenditures is attributable to the sale of some materials at South Timbalier 36/37 that occurred during the first quarter of 2015. Operating expenses decreased from $11,441 in the first quarter of 2015 to $10,577 in the first quarter of 2016 due primarily to the level of maintenance repairs conducted during the first quarter of 2015.

Eugene Island 342

        Net crude oil revenues increased from negative $235,835 in the first quarter of 2015 to $4,610 in the first quarter of 2016. This increase is primarily due to a prior period adjustment in net crude oil production from negative 2,198 barrels in the first quarter of 2015 to 123 barrels in the first quarter of 2016. Gas revenues were $27,139 and gas production was 5,356 Mcf in the first quarter of 2015, compared to gas revenues of $66 and gas production of 56 Mcf in the first quarter of 2016. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the first quarter of 2016 and 2015. Royalty income was $713 and $0 for the first quarter of 2016 and 2015, respectively.

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

Overview of Production, Prices and Royalty Income

        The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners' calculations of the Net Proceeds and Royalties paid to the Trust during the periods indicated. The following information for the three months ended March 31, 2015 includes the effect of the audit adjustments of Eugene Island 339 and Eugene Island 342.

	Royalty Properties Three Months Ended March 31,(1)
	2016	2015
Crude oil and condensate (bbls)	45,320	39,926
Natural gas and gas products (Mcfe)	43,878	94,361
Crude oil and condensate average price, per bbl(2)	$39.23	$76.48
Natural gas average price, per Mcf (excluding gas products)(3)	$1.85	$4.05
Crude oil and condensate revenues	$1,777,748	$3,053,905
Natural gas and gas products revenues	104,253	366,516
Production expenses	(779,572)	(1,030,616)
Capital expenditures	—	(172)
Interest
Undistributed net income(4)	(1,094,037)	(2,389,633)
Refund of (provision for) Special Cost Escrow	—	—

Net Proceeds	—	—
Royalty interest	X15%	X15%

Partnership share	—	—
Trust interest	x99.99%	x99.99%

Trust share of Royalty Income(5)	$—	$—

(1)
Amounts are based on production for the three-month period ended January 31 of each year, respectively, and include the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price for the three months ended March 31, 2016 was $39.14 and for the three months ended March 31, 2015 was $78.10 per barrel.

(3)
Excluding the adjustments, the average price for the three months ended March 31, 2016 was $1.56 and for the three months ended March 31, 2015 was $3.97 per Mcf.

(4)
Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). Undistributed net income represents positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners. For the three months ended March 31, 2016, the Trust had undistributed net income of $164,105, representing the Trust's portion of the aggregate undistributed net income of $1,094,037 associated with the Royalty Properties for the three months ended March 31, 2016. While the Trust received undistributed net income during the three months ended March 31, 2016, the Trust will not receive Net Proceeds from Chevron until future proceeds from production from the properties operated by Chevron exceed the total of the excess costs plus applicable accrued interest, which were $524,335 as of January 31, 2016.

(5)
See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 4 to the Notes to the Condensed Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion regarding uncertainty of distributions.

Critical Accounting Policies

        Disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust's financial statements are included in Item 7 of the 2015 10-K. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2016.

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended March 31, 2016 applicable to the Trust or its condensed financial statements.

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

        The Trust has in the past and is currently expected to continue to borrow money to pay expenses of the Trust. Additionally, if development and production costs of the Royalty Properties owned by an operator exceed the proceeds of production from the Royalty Properties owned by such operator, the Trust will not receive Net Proceeds from such operator until future proceeds from production of the Royalty Properties owned by such operator exceed the total of the excess costs plus accrued interest, at a rate equal to one-fourth of (i) one-half of one percent plus (ii) the median between the prime interest rate at the end of a quarterly period in which there are excess costs and the prime interest rate at the end of the preceding quarterly period, during the deficit period. Consequently, the Trust will be exposed to interest rate market risk should it borrow money to pay expenses and to the extent that development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties.

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

        As disclosed in "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Explanatory Note," Chevron notified the Corporate Trustee of errors in the working interest and net revenue interest used in calculating the net reserves attributable to the Royalty Properties and in preparing the net profits statements for the Royalty Properties and the Trust. The Trust filed a Form 12b-25; however, due to the time required to prepare the revised reserve report, the Trust was unable to file this Form 10-Q for the quarter ended March 31, 2016 within the extended time allowed for such filing. The errors in the working interests and net revenue interests have been corrected and the Corporate Trustee does not anticipate any future similar issues affecting the Trust's ability to timely file or submit reports required under the Securities Exchange Act of 1934, as amended. As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Michael J. Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust were not effective as of March 31, 2016 as a result of the delay in filing this Form 10-Q for the reasons set forth in this Quarterly Report on Form 10-Q.

        Due to the contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees rely on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the Managing General Partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "The Trustees rely upon the Working Interest Owners and Managing General Partner for information regarding the Royalty Properties" in the 2015 Form 10-K for a description of certain risks relating to these arrangements and reliance on and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

        Changes in Internal Control Over Financial Reporting.    During the three months ended March 31, 2016, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

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

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a final judgment granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. On April 25, 2016, the Court approved an extension of the May 1, 2016 deadline to June 30, 2016. There can be no assurance as to the amount, if any, of the net proceeds that will be available for distribution to the Trust's Unit holders through the sale.

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

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of the 2015 10-K.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4(a)	*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(a	)

4(b)	*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(b	)

				SEC File or Registration Number	Exhibit Number

4(c)	*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(c	)

4(d)	*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10- K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(d	)

4(e)	*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(e	)

10(a)	*	—	Purchase Agreement, dated as of December 7, 1984 by and between Tenneco Oil Company and Tenneco Offshore II Company (Exhibit 10(a) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	10(a	)

10(b)	*	—	Consent Agreement, dated November 16, 1988, between TEL Offshore Trust and Tenneco Oil Company (Exhibit 10(b) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(b	)

10(c)	*	—	Assignment and Assumption Agreement, dated November 17, 1988, between Tenneco Oil Company and TOC- Gulf of Mexico Inc. (Exhibit 10(c) to Form 10-K for year ended December 31, 1988 of TEL Offshore Trust)	0-06910	10(c	)

10(d)	*	—	Gas Purchase and Sales Agreement Effective September 1, 1993 between Tennessee Gas Pipeline Company and Chevron U.S.A. Production Company (Exhibit 10(d) to Form 10-K for year ended December 31, 1993 of TEL Offshore Trust)	0-06910	10(d	)

31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		—	Reserve Study of DeGolyer and MacNaughton.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Date: June 2, 2016

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