Form 10-Q
period 2016-06-30
TEL OFFSHORE TRUST
filed 2016-08-15
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of August 11, 2016, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

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

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$64,155	$328,040
Cash—Restricted	1,873,052	—
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $0 and $28,258,358, respectively	—	9,297

Total assets	$1,937,207	$337,337

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Cash advances	68,224	8,303
Account payable	306	878
Note payable	1,056,885	1,056,885
Reserve for future Trust expenses	—	—
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	811,792	(728,729)

Total liabilities and Trust corpus	$1,937,207	$337,337

 CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Royalty income	$116,429	$—	$117,142	$—
Interest income	88		147
Proceeds from sale of overriding royalty interest	1,756,624	—	1,756,624	—

	1,873,141	—	1,873,913	—
Income withheld for future probate distribution	(1,873,141)	—	(1,873,141)	—
Decrease in reserve for future Trust expenses	—	—	—	—
Proceeds from Note and cash advances used for Trust expenses	181,225	142,889	323,322	237,493
General and administrative expenses	(181,225)	(142,889)	(324,094)	(237,493)

Distributable income	—	—	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000	$.000000	$.000000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$(871,854)	$(318,592)	$(728,729)	$(223,304)
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Sales proceeds	1,873,052	—	1,873,052	—
Proceeds from Note and cash advances used for Trust expenses	(181,225)	(142,889)	(323,322)	(237,490)
Interest Income	88	—	88	—
Amortization of net overriding royalty interest	(8,269)	(569)	(9,297)	(1,256)

Trust corpus, end of period	$811,792	$(462,050)	$811,792	$(462,050)

The accompanying notes are an integral part of these condensed financial statements.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1) Trust Organization

        Tenneco Offshore Company, Inc. ("Tenneco Offshore") created the TEL Offshore Trust ("Trust") effective January 1, 1983, pursuant to the Plan of Dissolution ("Plan") approved by Tenneco Offshore's stockholders on December 22, 1982. In accordance with the Plan, the TEL Offshore Trust Partnership ("Partnership") was formed in which the Trust owns a 99.99% interest and Tenneco Oil Company had initially owned a .01% interest. In general, the Plan was effected by transferring an overriding royalty interest equivalent to a 25% net profits interest (the "Original Royalty") in the oil and gas properties (the "Royalty Properties") of Tenneco Exploration, Ltd. located offshore Louisiana to the Partnership and issuing certificates evidencing units of beneficial interest in the Trust ("Units") in liquidation and cancellation of Tenneco Offshore's common stock. The term "Original Royalty" shall refer to the initial 25% net profits interest in the Royalty Properties and the term "Royalty" shall refer to the applicable net profits interest previously held from time to time by the Partnership following the Royalty Sales (as defined in Note 3 below).

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At June 30, 2016 and December 31, 2015 the reserve amount was $0;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $1.2 million (assuming no further sales of any interests in the Royalty) or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. Future net revenues attributable to the Royalty were estimated at approximately $1.9 million (unaudited) as of November 1, 2015. Such future net revenues include projected reserves attributable to the four wells drilled by Arena Offshore, LP ("Arena") but did not include capital expenditures attributable to the redevelopment of Eugene Island 339. Upon termination of the Trust, in accordance with the Trust Agreement, the Corporate Trustee (as defined below) would sell for cash all assets held in the Trust estate and make a final distribution to the Unit holders of any funds remaining, after all Trust liabilities had been satisfied.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(1) Trust Organization (Continued)

        On October 27, 2011, the Partnership sold 20% of the Original Royalty (or 5% of 8/8ths) for gross proceeds of $1,600,000. See Note 3.

        On October 31, 2013, the Partnership consummated the sale of 25% of its remaining interest in the Original Royalty (or 5% of 8/8ths) for gross proceeds of $1,200,000. See Note 3.

        On June 24, 2016, the Partnership consummated the sale of all of its remaining interest in the Original Royalty (or 15% of 8/8ths) owned by the Partnership. As a result of consummation of the sale, the Partnership no longer owns any overriding royalty interest in the Royalty Properties. See Note 3.

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

        Overriding Royalty Interest.    The Trust uses the modified cash basis of accounting to report Trust receipts from the overriding royalty and payments of expenses incurred. Actual cash distributions to the Trust were made based on the terms of the conveyance that created the Trust's overriding royalty interest. Prior to the Royalty Sales (as defined in Note 3), the overriding royalty interest entitled the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, post-production costs including plugging and abandonment, and producing overhead of the underlying properties) multiplied by the Partnership's interest in the Original Royalty. The Original Royalty initially represented a 25% net profits interest but after the Royalty Sales, the Partnership no longer owns any overriding interest in the Royalty properties. Actual cash receipts would vary due to timing

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

        Modified Cash Basis of Accounting.    The condensed financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, liabilities, Trust corpus, earnings and distributions, as follows:

  (a)
  Royalty income from the overriding royalty interest was recorded when received, including the effect of overtaken or undertaken positions and negative or positive adjustments, by the Corporate Trustee on the last business day of each calendar quarter. In addition, Royalty income included amounts related to funds deposited or released from the Special Cost Escrow account—see (d);

  (b)
  Trust general and administrative expenses (which include the Trustee's fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid by the Trust rather than when incurred;

  (c)
  Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;

  (d)
  The funds deposited or released from the Special Cost Escrow account were recorded at the time of payment or receipt. The Special Cost Escrow account is an account of the Working Interest Owners and is not reflected in the condensed financial statements of the Trust;

  (e)
  Amortization of the investment in overriding royalty interest was calculated based on the units-of-production method. Such amortization was charged directly to Trust corpus and did not affect distributable income; and

  (f)
  Proceeds from loans used to pay for Trust expenses are charged directly to Trust corpus.

        This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to Unit holders are based on net cash receipts received from the Working Interest Owners. The condensed financial statements of the Trust differ from condensed financial statements prepared in accordance with GAAP, because, under such principles, Royalty income and Trust general and administrative expenses for a quarter would be recognized on an accrual basis. In addition, amortization of the net overriding royalty interest, calculated on a units-of-production basis, was charged directly to Trust corpus since such amount did not affect distributable income. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

        Oil and Gas Reserves.    The proved oil and gas reserves for the underlying properties have been estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices and production costs, may justify revision of such estimates. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from estimates.

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

        Amortization of Overriding Royalty Interest.    The Trust amortized the investment in overriding royalty interest using the units-of-production method. The Trust's rate of recording amortization was dependent upon the estimates of total proved reserves, which incorporated various assumptions and future projections. If the estimates of total proved reserves declined significantly, the rate at which the Trust recorded amortization expense would have increased, reducing Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to produce from higher cost fields. As a result of the 2016 Royalty Sale, the Trust no longer holds any investment in the overriding royalty interest and there will be no further amortization.

        Impairment of Investment in Overriding Royalty Interest.    The Trust reviewed overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicated the carrying amount of the asset may not be recoverable. If there was an indication of impairment, the Trust prepared an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss was recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and was based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. There were no write downs taken in the three months ended June 30, 2016.

        Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid short-term investments with original maturities of three months or less.

        Restricted Cash.    Restricted cash reported on the Condensed Statement of Assets, Liabilities and Trust Corpus consists of (i)  proceeds received by the Trust from the 2016 Royalty Sale and (ii) the distribution received by the Trust as a result of the Cox Oil Sale (as defined in Note 6). The proceeds from the 2016 Royalty Sale are required to be held in a segregated account pending resolution of the Probate Proceeding (as defined in Note 6). The distribution received in connection with the Cox Oil

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

Sale (as defined in Note 6) is also being withheld by the Trust pending resolution of the Probate Proceeding.

        Reserve for future Trust expenses.    Represents cash reserves for future Trust expenses established by the Trustee. The changes in reserves for future Trust expenses include both changes of amounts deemed necessary by the Trustees and related distributions, as well as amounts paid from the reserve during periods when the Trust has insufficient income to pay Trust expenses. See Note 6.

        Proceeds from Sale of Overriding Royalty.    The Trust recorded proceeds from the sale of overriding royalty interests when received.

        Special Cost Escrow account.    The Special Cost Escrow account was established for future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. The funds previously held in the Special Cost Escrow account were not reflected in the condensed financial statements of the Trust. However, funds deposited to or released from the Special Cost Escrow account were included in Royalty income. See Note 5.

        Use of Estimates.    The preparation of financial statements requires the Trustees to make use of estimates and assumptions that affect amounts reported in the condensed financial statements as well as certain disclosures. Actual results could differ from those estimates.

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the three months ended June 30, 2016, applicable to the Trust or its condensed financial statements.

        Going Concern.    The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. During the first quarter of 2016, the Trust received $713 in Royalty income from Fieldwood Energy Offshore LLC ("Fieldwood"), the operator of Eugene Island 342. In addition, as a result of the sale by Chevron of its interest in Ship Shoal 182/183 effective August 1, 2015 to Cox Oil Offshore, L.L.C. ("Cox Oil"), the Trust received a distribution of $116,429 in May 2016. As a result of the Partnership's sale of the remaining Royalty in the 2016 Royalty Sale (as defined in Note 3 below), the Trust will not be receiving any further Royalty income and the proceeds from such sale are required to be held in a segregated interest bearing account, which is presented as Cash-Restricted in the Condensed Statements of Assets, Liabilities and Trust Corpus, pending a subsequent court order from the Court (as defined in Note 6). The Trust will not make any distribution of the proceeds from the 2016 Royalty Sale until it receives a subsequent order from the Court or the Remaining Matters (as defined in Note 6) are otherwise settled. In addition, the Trust may refrain from making any distribution of such proceeds until after the expiration of the audit period provided for in the conveyance document for the 2016 Royalty Sale, which expires on December 29, 2016. The condensed financial statements do not include any adjustments that might result from the outcome of the Probate Proceeding.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Net Overriding Royalty Interest

        The Original Royalty entitled the Trust to its share (99.99%) of 25% of the Net Proceeds attributable to the Royalty Properties. The Conveyance, dated January 1, 1983, provided that the Working Interest Owners would calculate, for each period of three months commencing the first day of February, May, August and November, an amount equal to 25% of the Net Proceeds from their oil and gas properties for the period. Generally, "Net Proceeds" means the amount received by the Working Interest Owners from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and the Special Cost Escrow account. The Special Cost Escrow account was established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds did not include amounts received by the Working Interest Owners as advance gas payments, "take-or-pay" payments or similar payments unless and until such payments were extinguished or repaid through the future delivery of gas.

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

        On June 27, 2016, the Trust issued a press release announcing that the Partnership had consummated the sale (the "2016 Royalty Sale" and, together with the 2011 Royalty Sale and the 2013 Royalty Sale, the "Royalty Sales") of all of its remaining interest in the Original Royalty (60% or 15% of 8/8ths). As a result of consummation of the 2016 Royalty Sale, the Partnership no longer owns any Royalty in the Royalty Properties. The 2016 Royalty Sale was made to Arena Energy, LP and closed on June 24, 2016, but was effective as of February 1, 2016. The 2016 Royalty Sale generated $1,830,000 in gross proceeds and occurred as part of the previously announced formal auction process for the overriding royalty interest. The Trust received a distribution of approximately $1,756.624, representing 99.99% of the net proceeds from the Royalty Sale of $1,756,800 in July 2016. See Note 6 for a further discussion of the 2016 Royalty Sale.

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

to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period (ii) as a result of the 2013 Royalty Sale, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners were to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period and (iii) as a result of the 2016 Royalty Sale, from and after February 1, 2016, the Working Interest Owners are no longer required to pay to the Partnership any Net Proceeds. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributed funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, were made in January, April, July and October of each year, and were payable to Unit holders of record as of the last business day of each calendar quarter. The financial and operating information included in this Form 10-Q for the three and six months ended June 30, 2016 and June 30, 2015 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November, December, January, February, March and April. Income received pursuant to the Partnership's overriding royalty interest was recorded by the Trust on a cash basis, when it was received by the Trust from the Partnership.

(4) Distributions to Unit Holders

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed quarterly to the Unit holders. These distributions are referred to as "distributable income." The amounts distributed, if any, are determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. Cash distributions, when available, are made in January, April, July and October and include interest earned from the quarterly record date to the date of distribution.

        Production ceased at Eugene Island 339 and Ship Shoal 182 and 183 following damages inflicted by Hurricane Ike in September 2008. Future Net Proceeds took into account the Trust's share of project costs and other related expenditures that were not covered by insurance of the operator of the Royalty Properties. On December 19, 2008, the Trust announced its fourth quarter distribution of approximately $0.7 million, which was paid on January 9, 2009. The funds available for the fourth quarter distribution were severely negatively impacted by lower production as a result of shutdowns and damage to producing assets because of Hurricane Ike. On March 25, 2009, the Trust announced that there would be no trust distribution for the first quarter of 2009, and the Trust has not made a distribution since January 9, 2009.

        The Trust currently holds the net proceeds from the 2016 Royalty Sale and remaining proceeds received as a result of the Cox Oil Sale (as defined in Note 6), a portion of such proceeds having been used to pay certain expenses of the ad litem in the Probate Proceeding. The Trust will not make any distribution of these funds until it receives a subsequent order from the Court or the Remaining Matters are otherwise settled. In addition, the Trust may refrain from making any distribution of such

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Distributions to Unit Holders (Continued)

proceeds until after the expiration of the audit period provided for in the conveyance document for the 2016 Royalty Sale, which expires on December 24, 2016.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of June 30, 2016, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. All of the Partnership's rights and obligations with respect to the Special Cost Escrow were assigned in connection with the Royalty Sales.

(6) Reserve For Future Trust Expenses; Probate Proceeding

        Historically, the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of June 30, 2016 and December 31, 2015 the reserve amount was $0.

        During the first quarter of 2016, the Trust received Royalty income of $713 attributable to Eugene Island 342. On April 15, 2016, but effective as of August 1, 2015, Chevron conveyed certain oil and gas properties to Cox Oil, including Chevron's interest in Ship Shoal 182/183 that was subject to the Royalty (the "Cox Oil Sale"). Any Net Proceeds from Cox Oil attributable to Ship Shoal 182/183 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. As a result of the August 1, 2015 effective time and the Ship Shoal 182/183 properties not being subject to the undistributed net loss carry forward, the Trust received a distribution from Cox Oil of $116,429 in May 2016. The Trust also received net proceeds of $1,756,624 from the 2016 Royalty Sale; however, the net proceeds from the 2016 Royalty Sale are not available to the Trust for the payment of costs and expenses pending the resolution of the Probate Proceeding. In addition, the remaining proceeds received as a result of the Cox Oil Sale are also being separately withheld and are not available to the Trust for the payment of costs and expenses unless approved by the ad litem pending the resolution of the Probable Proceeding. As a result of the 2016 Royalty Sale, the Trust will not receive any further Net Proceeds from the Royalty Properties. As of June 30, 2016, including the proceeds from the 2015 Note (as defined below) and additional cash advances, the Trust's available cash was approximately $64,155. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding, it is anticipated

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Reserve For Future Trust Expenses; Probate Proceeding (Continued)

that the Trust's available cash will be depleted during the third quarter of 2016. Following the depletion of the Trust's available cash, it is anticipated that the Trust will continue to fund the costs and expenses of the Probate Proceeding through additional loans and cash advances from The Bank of New York Mellon, N.A. ("BONYM"). However, BONYM will continue to evaluate the Probate Proceeding and the costs and expenses associated therewith. It is further anticipated that any such loans and cash advances will be repaid by the Trust and will therefore reduce the cash available for distribution to the Unit holders.

        Pursuant to the terms of the Trust Agreement, the Trustees are authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand is not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrow funds to pay the liabilities of the Trust, no distributions may be made to the Unit holders until the indebtedness created by such borrowings has been paid in full. As discussed in Note 9, the Trustees borrowed, and may in the future borrow, funds from which a portion of the proceeds were, or may be, used to pay for Trust expenses.

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

        In connection with the 2011 Royalty Sale, the Trust received from the Partnership a distribution of approximately $1,485,851 and used such net proceeds solely for the payment of expenses of the Trust. In connection with the 2013 Royalty Sale, the Trust received from the Partnership a distribution of approximately $1,151,885 and used approximately $300,000 of the net proceeds received in October 2013 to repay the Trust's indebtedness under a previous note payable to BONYM and used the remaining net proceeds solely for the payment of expenses of the Trust. See Note 3 for more information about the Royalty Sales.

        In March 2014, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of June 30, 2016, the amount of such fees was approximately $414,918 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

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

(6) Reserve For Future Trust Expenses; Probate Proceeding (Continued)

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

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a Final Judgment and Order (the "Order") granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible and granting the ad litem's request to sell all of the Royalty, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership on or before May 1, 2016. On April 25, 2016, the Court approved an extension of the May 1, 2016 deadline to June 30, 2016.

        The attorney ad litem is pursuing discovery regarding the Remaining Matters and he has threatened to assert additional claims against the Trustees. The Trustees are in the process of responding to the attorney ad litem's requests. The parties have scheduled a mediation of the Remaining Matters on August 18, 2016 and the Remaining Matters are set for trial on November 7, 2016. There can be no assurances as to the outcome of the Remaining Matters and whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

        On June 27, 2016, the Trust issued a press release announcing that the Partnership had consummated the 2016 Royalty Sale on June 24, 2016. The sale was made in accordance with the Order pursuant to which the Court ordered that the Trustees of the Trust direct the Partnership to sell all of the royalty interests owned by the Partnership. In connection with the 2016 Royalty Sale the Trust received a distribution of approximately $1,756.624. Due to the Remaining Matters, the Trust must hold the net proceeds in a segregated account until the Court's final resolution of the Remaining Matters

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Reserve For Future Trust Expenses; Probate Proceeding (Continued)

and any disposition of such net proceeds will be made in accordance with the final resolution of the Remaining Matters. In addition, the Trust may refrain from making any distribution of the net proceeds received from the 2016 Royalty Sale until the expiration of the audit period provided for in the conveyance document for the 2016 Royalty Sale, which expires on December 24, 2016.

(7) Federal Income Tax Matters

        The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each Unit holder will be treated as owning an interest in the Partnership.

(8) Related Party Transactions

        Each of the Working Interest Owners owned interests, for its own account, in leases that were in the same area as leases in which the Partnership had previously held an interest. Such relationships may have given rise to potential conflicts of interests in, among other things, the operation of such leases and in the acquisition and operation of any drainage leases acquired by a Working Interest Owner for its own account. Additionally, the Working Interest Owners and their affiliates were not prohibited from purchasing oil and gas produced from or attributable to any leases in which the Partnership had an interest.

        Crude oil sales to Chevron Corporation accounted for approximately 100% and 100% of crude oil revenues from the Royalty Properties for the three and six months ended June 30, 2016 and 2015, respectively. Sales to Chevron Corporation accounted for 100% and 100% of total gas revenues from the Royalty Properties during the three and six months ended June 30, 2016 and 2015, respectively.

        The Trust's share of Royalty income was reduced by approximately $0 and $12,170 for each of the three months ended June 30, 2016 and June 30, 2015, respectively, and 11,644 and $29,566 for each of the six months ended June 30, 2016 and June 30, 2015, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

(9) Note Payable

        On October 1, 2014, The Bank of New York Mellon made an advance to the Trust in the amount of $363,000, and The Bank of New York Mellon Trust Company, N.A., in its capacity as corporate trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The 2014 Note provided for interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2014 Note, all amounts outstanding under the 2014 Note were scheduled to be due and payable in cash on the earliest to occur

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Note Payable (Continued)

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

        In addition to the 2015 Note, through June 30, 2016, BONYM has made additional advances in the amount of $68,224 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding. Although BONYM has no obligation to do so, it is anticipated that BONYM will continue to advance funds to the Trust for the payment of such expenses.

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

        On June 27, 2016, the Trust issued a press release announcing that the Partnership had consummated the sale of all of its remaining interest in the Original Royalty (60% or 15% of 8/8ths) (the "2016 Royalty Sale"). The 2016 Royalty Sale was made to Arena Energy, LP and closed on June 24, 2016, but was effective as of February 1, 2016. Due to the effective time of the 2016 Royalty Sale, the Trust no longer had any interest in, or any operating and financial results attributable to, the Royalty or the Royalty Properties as of February 1, 2016. As a result, the Trust has not provided any additional explanation for the corresponding decreases in revenues and production under "—Three Months Ended June 30, 2016 and 2015" below.

Liquidity and Capital Resources

        Prior to the sale of the remaining Royalty held by the Partnership in June 2016, the Trust's primary source of liquidity and capital had been the Royalty income received from its share of the Net Proceeds from the Royalty Properties. Generally, "Net Proceeds" means the amounts received by the owner or owners of the Royalty Properties (the "Working Interest Owners") from the sale of minerals from the Royalty Properties less operating and capital costs incurred, management fees and expense reimbursements owing to the Managing General Partner of the Partnership, applicable taxes other than income taxes, and the Special Cost Escrow account. The Special Cost Escrow account, as more fully detailed in Note 5 to the condensed financial statements, was established for the future costs to be incurred to plug and abandon wells, dismantle and remove platforms, pipelines and other production facilities, and for the estimated amount of future capital expenditures on the Royalty Properties. Net Proceeds did not include amounts received by the Working Interest Owners as advance gas payments,

"take- or-pay" payments or similar payments unless and until such payments were extinguished or repaid through the future delivery of gas.

        During the first quarter of 2016, the Trust received Royalty income of $713 attributable to Eugene Island 342 and in the fourth quarter of 2015, the Trust received $1,316 of Royalty income attributable to Eugene Island 342. The Trust had not received any distributions of Net Proceeds from Chevron, as operator of the Royalty Properties, since December 2008. On April 15, 2016, but effective as of August 1, 2015, Chevron conveyed certain oil and gas properties to Cox Oil Offshore, L.L.C. ("Cox Oil"), including Chevron's interest in Ship Shoal 182/183 that was subject to the Royalty (the "Cox Oil Sale"). Any Net Proceeds from Cox Oil attributable to Ship Shoal 182/183 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. As a result of the August 1, 2015 effective time and the Ship Shoal 182/183 properties not being subject to the undistributed net loss carry forward, the Trust was entitled to receive a distribution from Cox Oil of $116,429. The Trust received the distribution in May 2016 and as a result, the undistributed net loss carry forward attributable to the Royalty Properties increased by $116,429 from $524,335, as of January 31, 2016, to $640,764. Despite the receipt of such funds, as long as the Trust has outstanding indebtedness, no distributions may be made by the Trust to the Unit holders. As a result of the 2016 Royalty Sale, the Trust will not receive any further Net Proceeds from the Royalty Properties.

        Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Original Royalty in order to pay Trust expenses. As of June 30, 2016, including the proceeds from the 2015 Note (as herein defined), the previous cash advances from The Bank of New York Mellon ("BONYM") included in the principal amount of the 2015 Note and subsequent cash advances by BONYM, the Trust's unrestricted cash was approximately $64,155. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding (as defined below), it is anticipated that the Trust's available cash will be depleted during the third quarter of 2016.

        The Trust Agreement provides that, if necessary to provide for the payment of specific liabilities of the Trust then due, the Trustees may without a vote of the Unit holders (a) sell all or a portion of the Trust's interest in the Partnership or any other assets of the Trust for such cash consideration as the Trustees shall deem appropriate, (b) exercise their rights under the Partnership Agreement to dissolve the Partnership, or (c) cause a sale by the Partnership of the overriding royalty interest owned by the Partnership. Additionally, the Trustees, on behalf of the Trust, were authorized to borrow funds, and pledge the assets of the Trust to secure payments of such borrowings, in the event that cash on hand was not sufficient to pay the liabilities of the Trust. In the event that the Trustees borrows funds to pay the liabilities of the Trust, no distributions will be made to the Unit holders until the indebtedness created by such borrowings has been paid in full.

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

        In March 2014, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of June 30, 2016, the accumulated amount of such suspended fees was approximately $414,918 in the aggregate. The cumulative suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        On October 1, 2014, BONYM made a loan to the Trust in the amount of $363,000, and the Corporate Trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, as lender, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. On September 25, 2015, BONYM made an additional advance to the Trust in the amount of $484,000 and the Corporate Trustee, as the borrower, entered into a Renewal Demand Promissory Note (the "2015 Note") with BONYM, as lender, relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the 2014 Note, and (iii) previous advances in the amount of $209,885 made by BONYM on behalf of the Trust. The 2015 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2015 Note, all amounts outstanding under the 2015 Note including accrued and unpaid interest will be due and payable in cash on the earliest to occur of (x) the date written demand for payment is made by BONYM or (y) December 31, 2016. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2015 Note, in whole or in part, at any time without penalty. In addition, the accrued and unpaid interest remaining due from the 2014 Note in the amount of $1,790 is due and payable concurrently with the payment of the 2015 Note. During the three months ended June 30, 2016, a portion of the proceeds from the 2014 Note, as renewed and extended by the 2015 Note, were used to pay Trust expenses.

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

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a Final Judgment and Order (the "Order") granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible and granting the ad litem's request to sell all of the Royalty, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership through a sale to be conducted by EnergyNet.com, Inc. on or before May 1, 2016. On April 25, 2016, the Court approved an extension of the May 1, 2016 deadline to June 30, 2016.

        The attorney ad litem is pursuing discovery regarding the Remaining Matters and he has threatened to assert additional claims against the Trustees. The Trustees are in the process of responding to the attorney ad litem's requests. The parties have scheduled a mediation of the Remaining Matters on August 18, 2016 and the Remaining Matters are set for trial on November 7, 2016. There can be no assurances as to the outcome of the Remaining Matters and whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

        On June 27, 2016, the Trust issued a press release announcing that the Partnership had consummated the 2016 Royalty Sale (the 2016 Royalty Sale, together with the 2011 Royalty Sale and the 2013 Royalty Sale, the "Royalty Sales"). The sale was made in accordance with the Order pursuant to which the Court ordered that the Trustees of the Trust direct the Partnership to sell all of the royalty interests owned by the Partnership.

        The 2016 Royalty Sale was made to Arena Energy, LP and closed on June 24, 2016, but was effective as of February 1, 2016. The 2016 Royalty Sale generated $1,830,000 in gross proceeds and occurred as part of the previously announced formal auction process for the overriding royalty interest. The Trust received a distribution of approximately $1,756.624, representing 99.99% of the net proceeds from the Royalty Sale of $1,756,800. Due to the Remaining Matters, the Trust must hold the net proceeds in a segregated account until the Court's final resolution of the Remaining Matters. The disposition of such net proceeds will be made in accordance with the final resolution of the Remaining Matters. In addition, the Trust may refrain from making any distribution of the net proceeds received from the 2016 Royalty Sale until the expiration of the audit period provided for in the conveyance document for the 2016 Royalty Sale, which expires on December 24, 2016.

        As a result of the 2016 Royalty Sale, the Trust no longer owns any interest in the Royalty and therefore will not receive any further distributions of Net Proceeds. Because of the Remaining Matters in the Probate Proceeding, the Trust must hold the net proceeds from the 2016 Royalty Sale in a segregated account until the final resolution of the Remaining Matters. In addition, the Trust has set aside the distribution received from Cox Oil until the final resolution of the Remaining Matters As discussed above, as of June 30, 2016, including the proceeds from the 2015 Note and subsequent cash advances by BONYM, the Trust's unrestricted cash was $64,155. Based upon currently estimated expenditures, inclusive of the costs and expenses of the Probate Proceeding, it is anticipated that the Trust's available cash will be depleted during the third quarter of 2016. Following the depletion of the Trust's available cash, it is anticipated that the Trust will continue to fund the costs and expenses of the Probate Proceeding and winding up of the Trust through additional loans and cash advances of BONYM. However, BONYM will continue to evaluate the Probate Proceeding and the costs and expenses associated therewith. It is further anticipated that any such loans and cash advances will be repaid by the Trust and will therefore reduce the cash available for distribution to the Unit holders.

        The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Because of the 2016 Royalty Sale, the Trust will not receive any further Net Proceeds from the Royalty Properties. The Trust currently holds the net proceeds from the 2016 Royalty Sale and remaining proceeds received as a result of the Cox Oil Sale, a portion of such proceeds having been used to pay certain expenses of the ad litem in the Probate Proceeding. The Trust will not make any distribution of these funds until it receives a subsequent order from the Court or the Remaining Matters are otherwise settled. In addition, the Trust may refrain from making any distribution of such proceeds until after the expiration of the audit period provided for in the conveyance document for the 2016 Royalty Sale, which expires on December 24, 2016. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed financial statements.

Special Cost Escrow Account

        The special cost escrow account is an account of the Working Interest Owners and it is described herein for informational purposes only. The Conveyance provides for the reserve of funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. Deposits into this account reduces current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. All of the Partnership's rights and obligations with respect to the Special Cost Escrow were assigned in connection with the Royalty Sales.

Three Months Ended June 30, 2016 and 2015

  Royalty Trust Comparison

        Royalty income was $0 for each of the three months ended June 30, 2016 and 2015, respectively. There were no gross proceeds for the underlying Royalty Properties attributable to the Trust for the production period of February, March and April 2016 attributable to the three months ended June 30, 2016. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $251,902, or $151,141 attributable to the Trust for the production period of February, March and April 2015 attributable to the three months ended June 30, 2015. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the quarter ended June 30, 2015.

        General and administrative expenses for the Trust were $181,225 for the three months ended June 30, 2016 compared to $142,889 for the three months ended June 30, 2015. The increase is due, in part, to the timing of the recording of expenses.

        The reserve for future Trust expenses did not change from December 31, 2015 to June 30, 2016.

        There was no distributable income for each of the three months ended June 30, 2016 and June 30, 2015 and therefore no distributions to Unit holders.

        For the three months ended June 30, 2016 and June 30, 2015, the Trust had undistributed net income of $0 and $151,141, respectively, representing the Trust's portion of the undistributed net income of $0 and $1,007,606 associated with the Royalty Properties for the three months ended June 30, 2016 and 2015.

  Underlying Properties Comparison

        The following financial and operational information has been based on information provided to the Corporate Trustee by the Managing General Partner. The Trustees had no control over these operations or internal controls relating to this information. All decreases in revenues and production for the second quarter of 2016 are entirely attributable to the February 1, 2016 effective time for the 2016 Royalty Sale.

        Volumes and dollar amounts discussed below represented amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Gas revenues decreased $105,993, or 100%, to $0 in the second quarter of 2016 from $105,993 in the second quarter of 2015. Gas volumes during the second quarter of 2016 decreased 38,173 Mcf, or 100%, to 0 Mcf from 38,173 Mcf in the second quarter of 2015. The average price received for natural gas decreased 100% from an average price of $2.78 per Mcf in the second quarter of 2015 to $0 per Mcf in the second quarter of 2016, excluding the impact of the adjustments. Gas products revenue decreased $14,058, or 100%, to $0 in the second quarter of 2016 from $14,058 in the second quarter of 2015. Gas products volumes during the second quarter of 2016 decreased 42,438 gallons, or 100%, to 0 gallons, compared to 42,438 gallons in the second quarter of 2015.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $1,776,502, or 100%, to $0 in the second quarter of 2016 from $1,776,502 in the second quarter of 2015. Oil volumes decreased 35,563 barrels, or 100% from 35,563 barrels in the second quarter of 2015 to 0 barrels in the second quarter of 2016. The average price received for crude oil and condensate production decreased $51.04 per barrel, or 100%, to $0 per barrel in the second quarter of 2016 from $51.04 per barrel in the second quarter of 2015, excluding the impact of the adjustments to Eugene Island 339 and Eugene Island 342.

Capital Expenditures

        Capital expenditures decreased by $532, or 100%, from $532 in the second quarter of 2015 to $0 in the second quarter of 2016.

Production Expenses

        Production expenses decreased by $888,415, or 100%, from $888,415 in the second quarter of 2015 to $0 in the second quarter of 2016.

Special Cost Escrow Account

        In the second quarter of 2016, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2016, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account were not reflected in the condensed financial statements of the Trust. All of the Partnership's rights and obligations with respect to the Special Cost Escrow were assigned in connection with the Royalty Sales.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the second quarter of 2016 as compared to operations for the second quarter of 2015 based on gross revenues generated during these periods combined. All decreases in revenues and production for the second quarter of 2016 are entirely attributable to the February 1, 2016 effective time for the 2016 Royalty Sale.

Eugene Island 339

        Net crude oil revenues decreased from $526,149 in the second quarter of 2015 to $0 in the second quarter of 2016. Net crude oil production decreased from 10,697 barrels in the second quarter of 2015 to 0 barrels in the second quarter of 2016. Gas revenues decreased from $24,320 in the second quarter of 2015 to $0 in the second quarter of 2016. Gas production decreased from 6,873 Mcf in the second quarter of 2015 to 0 Mcf in the second quarter of 2016. Capital expenditures were $0 in the second quarter of 2015 and the second quarter of 2016. Operating expenses decreased from $40,321 in the second quarter of 2015 to $0 in the second quarter of 2016.

Ship Shoal 182/183

        Net crude oil revenues decreased from $1,294,654 in the second quarter of 2015 to $0 in the second quarter of 2016. Net crude oil production decreased from 24,960 barrels in the second quarter of 2015 to 0 barrels in the second quarter of 2016. Gas revenues decreased from $78,786 in the second quarter of 2015 to $0 in the second quarter of 2016. Capital expenditures decreased from $528 in the second quarter of 2015 to $0 in the second quarter of 2016. Operating expenses decreased from $749,847 in the second quarter of 2015 to $0 in the second quarter of 2016.

South Timbalier 36/37

        Net crude oil revenues decreased from $26,544 in the second quarter of 2015 to $0 for the same period in 2016. Gas revenues decreased from $2,879 in the second quarter of 2015 to $0 in the second quarter of 2016. Gas production decreased from 1,011 Mcf in the second quarter of 2015 to 0 Mcf in the second quarter of 2016. Capital expenditures decreased from $4 in the second quarter of 2015 to $0 in the second quarter of 2016. Operating expenses decreased from $17,115 in the second quarter of 2015 to $0 in the second quarter of 2016.

Eugene Island 342

        Net crude oil revenues were a negative $70,844 in the second quarter of 2015 compared to $0 in the second quarter of 2016. Net crude oil production was a negative 642 barrels in the second quarter of 2015 compared to 0 barrels in the second quarter of 2016. Gas revenues were $8 and gas production was 2 Mcf in the second quarter of 2015, compared to gas revenues of $0 and gas production of 0 Mcf in the second quarter of 2016. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the second quarter of 2016 and 2015.

Six Months Ended June 30, 2016 and 2015

  Royalty Trust Comparison

        Royalty income was $117,142 and $0 for the six months ended June 30, 2016 and 2015, respectively. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $1,156,741, or $173,511 attributable to the Trust, for the production period of November and December 2015 and January, February, March and April 2016 attributable to the six months ended June 30, 2016 and by $2,954,910, or $443,237 attributable to the Trust for the production period of November and December 2014 and January, February, March and April 2015 attributable to the six months ended June 30, 2015. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the six months ended June 30, 2016 and 2015.

        General and administrative expenses for the Trust were $142,869 for the six months ended June 30, 2016 compared to $237,493 for the six months ended June 30, 2015. The decrease is due to the timing of the recording of expenses.

        The reserve for future Trust expenses did not change from December 31, 2015 to June 30, 2016 and remained at $0.

        There was no distributable income for each of the six months ended June 30, 2016 and June 30, 2015 and therefore no distributions to unit holders.

        For the six months ended June 30, 2016 and June 30, 2015, the Trust had undistributed net income of $173,511 and $443,237, respectively, representing the Trust's portion of the undistributed net income of $1,156,741 and $2,954,910 associated with the Royalty Properties for the six months ended June 30, 2016 and 2015. The cumulative undistributed net loss for the Trust was $784,383 as of January 31, 2016. Undistributed net loss represents the amount of development and production costs associated with the Royalty that exceed the proceeds of production from the Royalty Properties during the period. An undistributed net loss is carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). The Trust will not receive Net Proceeds until future proceeds from production exceed the total of the excess costs plus applicable accrued interest.

  Underlying Properties Comparison

        The following financial and operational information has been based on information provided to the Corporate Trustee by the Managing General Partner. The Trustees had no control over these operations or internal controls relating to this information. Decreases in revenues and production for the six months ended June 30, 2016 are all primarily attributable to the February 1, 2016 effective time for the 2016 Royalty Sale.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Gas revenues decreased $343,317, or 81%, to $81,116 in the first six months of 2016 from $424,433 in the first six months of 2015. Gas volumes during the first six months of 2016 decreased 62.5% to 43,878 Mcf from 117,236 Mcf in the first six months of 2015. Excluding the impact of prior period adjustments, the average price received for natural gas decreased approximately 56% from an average price, excluding adjustments, of $3.55 per Mcf in the first six months of 2015 to $1.56 per Mcf in the first six months of 2016. Also as a result of the adjustments, gas products volumes during the first six months of 2016 decreased 42% to 62,956 gallons, compared to 107,955 gallons in the first six months of 2015.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $2,614,958, or 60%, to $1,777,748 in the first six months of 2016 from $4,392,706 in the first six months of 2015. Excluding the impact of prior period adjustments, the average price received for crude oil and condensate production decreased 39%, or $25.29, to $39.23 per barrel in the first six months of 2016 from $64.43 per barrel in the first six months of 2015. Oil volumes decreased 35% from 70,102 barrels in the first six months of 2015 to 45,320 barrels in the first six months of 2016.

Capital Expenditures

        Capital expenditures decreased by $704, or 100%, from $704 in the first six months of 2015 to $0 in the first six months of 2016.

Production Expenses

        Production expenses decreased by $1,117,387, or 59%, from $1,905,351 in the first six months of 2015 to $787,964 in the first six months of 2016.

Special Cost Escrow Account

        In the first six months of 2016, there were no funds released from or escrowed into the Special Cost Escrow account. As of June 30, 2016, $0 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account were not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account was set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the first six months of 2016 as compared to operations for the first six months of 2015 based on gross revenues generated during these periods combined. Decreases in revenues and production for the six months ended June 30, 2016 are all primarily attributable to the February 1, 2016 effective time for the 2016 Royalty Sale.

Eugene Island 339

        Eugene Island 339 net crude oil revenues decreased from $1,221,384 in the first six months of 2015 to $662,064 in the first six months of 2016. There was also a decrease in net crude oil production from 19,260 barrels in the first six months of 2015 to 17,976 barrels in the first six months of 2016. Gas revenues increased from $45,454 in the first six months of 2015 to $58,949 in the first six months of 2016, due primarily to an increase in gas production from 11,552 Mcf in the first six months of 2015 to 27,145 Mcf in the first six months of 2016. Capital expenditures were $0 the first six months of 2016 and 2015, respectively. Operating expenses decreased from $58,786 in the first six months of 2015 to $23,078 in the first six months of 2016 due in part to decreased maintenance costs in the first six months of 2016 as compared to the first six months of 2015.

Ship Shoal 182/183

        Ship Shoal 182/183 net crude oil revenues decreased from $3,338,983 in the first six months of 2015 to $1,090,667 in the first six months of 2016, due in part to a decrease in the average crude oil price received from $64.69 per barrel in the first six months of 2015 to $40.84 per barrel for the same period in 2016. There was also a decrease in net crude oil production from 51,613 barrels in the first six months of 2015 to 26,706 barrels in the first six months of 2016. Gas revenues decreased from $344,757 in the first six months of 2015 to $20,547 in the first six months of 2016. There was also a decrease in the average gas revenue price received from $3.51 per Mcf in the first six months of 2015 to $1.29 per Mcf for the same period in 2016. Capital expenditures decreased from $860 in the first six months of 2015 to $0 in the first six months of 2016. Operating expenses decreased from $1,620,910 in the first six months of 2015 to $676,682 for the same period in 2016.

South Timbalier 36/37

        South Timbalier 36/37 crude oil revenues decreased from $139,018 in the first six months of 2015 to $20,407 for the same period in 2016 due primarily to a decrease in the average crude oil price received from $67.19 per barrel in the first six months of 2015 to $39.58 per barrel in the first six months of 2016. There was also a decrease in oil production volumes from 2,069 barrels in the first six months of 2015 to 516 barrels in the first six months of 2016. Gas revenues decreased from $7,075 in the first six months of 2015 to $1,553 in the first six months of 2016 due to a decrease in the average natural gas price received from $3.44 per Mcf in the first six months of 2015 to $1.98 per Mcf in the first six months of 2016. There was also a decrease in gas production from 2,057 Mcf in the first six months of 2015 to 783 Mcf in the first six months of 2016. Capital expenditures decreased from a benefit of $156 in the first six months of 2015 to $0 in the first six months of 2016. Operating expenses decreased from $28,556 in the first six months of 2015 to $10,577 in the first six months of 2016.

Eugene Island 342

        Net crude oil revenues increased from negative $306,679 in the first six months of 2015 to $4,610 in the first six months of 2016. This increase is primarily due to a prior period adjustment in net crude oil production from negative 2,840 barrels in the first six months of 2015 to 123 barrels in the first six months of 2016. Gas revenues were $66 and gas production was 56 Mcf in the first six months of 2016, compared to gas revenues of $27,147 and gas production of 5,358 Mcf in the first six months of 2015. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the first six months of 2016 and 2015.

Overview of Production, Prices and Royalty Income

        The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners' calculations of the Net Proceeds and Royalties paid to the Trust during the periods indicated. The following information for the three and six months ended June 30, 2015 includes the effect of the audit adjustments of Eugene Island 339 and Eugene Island 342.

	Royalty Properties Three Months Ended June 30,(1)		Royalty Properties Six Months Ended June 30,(1)
	2016	2015	2016	2015
Crude oil and condensate (bbls)	—	35,563	45,320	70,102
Natural gas and gas products (Mcfe)	—	45,246	43,878	135,228
Crude oil and condensate average price, per bbl(2)	$—	$49.95	$39.23	$62.66
Natural gas average price, per Mcf (excluding gas products)(3)	$—	$2.78	$1.85	$3.62
Crude oil and condensate revenues	$—	$1,776,502	$1,777,748	$4,392,706
Natural gas and gas products revenues	—	120,051	81,116	468,258
Production expenses	—	(888,415)	(779,572)	(1,905,351)
Capital expenditures	—	(532)	—	(704)
Interest
Undistributed net income(4)	—	(1,007,606)	(1,094,037)	(2,954,910)
Refund of (provision for) Special Cost Escrow	—	—	—	—

Net Proceeds	—	—	—	—
Royalty interest	—	X15%	X15%	X15%

Partnership share	—	—	—	—
Trust interest	x99.99%	x99.99%	x99.99%	x99.99%

Trust share of Royalty Income(5)	$—	$—	$—	$—

(1)
Amounts were based on production for the three- and six-month period ended April 30 of each year, respectively, and included the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price for the three months ended June 30, 2016 and 2015 was $0 and $51.04, respectively, and for the six months ended June 30, 2016 and 2015 was $39.14 and $64.43, respectively, per barrel.

(3)
Excluding the adjustments, the average price for the three months ended June 30, 2016 and 2015 was $0 and $2.78, respectively, and for the six months ended June 30, 2016 and 2015 was $1.56 and $3.62, respectively, per Mcf.

(4)
Undistributed net loss represented the amount of development and production costs associated with the Royalty that exceeded the proceeds of production from the Royalty Properties during the period. An undistributed net loss was carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). Undistributed net income represented positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners. For the three months ended June 30, 2016, the Trust had no undistributed net income.

(5)
See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 4 to the Notes to the Condensed Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion regarding uncertainty of distributions.

Critical Accounting Policies

        Disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust's financial statements are included in Item 7 of the 2015 10-K. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2016.

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended June 30, 2016 applicable to the Trust or its condensed financial statements.

Off-Balance Sheet Arrangements

        The Trust had no off-balance sheet arrangements. The Trust had not guaranteed the debt of any other party, nor did the Trust have any other arrangements or relationships with other entities that could have potentially resulted in unconsolidated debt, losses or contingent obligations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Prior to effective time of the 2016 Royalty Sale, the only assets of and sources of income to the Trust were cash and the Trust's interest in the Partnership, which was the holder of the Royalty. As a result, the Trust was exposed to market risk associated with the Royalty from fluctuations in oil and gas prices. See Note 2 of the Notes to Condensed Financial Statements.

        The Trust has in the past borrowed, and is expected to continue to borrow, money to pay expenses of the Trust. As a result, the Trust is exposed to interest rate market risk associated with the money borrowed to pay expenses.

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

        As disclosed in the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Chevron notified the Corporate Trustee of errors in the working interest and net revenue interest used in calculating the net reserves attributable to the Royalty Properties and in preparing the net profits statements for the Royalty Properties and the Trust. The errors in the working interests and net revenue interests have been corrected and the Corporate Trustee does not anticipate any future similar issues affecting the Trust's ability to timely file or submit reports required under the Securities Exchange Act of 1934, as amended. As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Michael J. Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2016.

        Due to the previous contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees relied on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the Managing General Partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders had no control over the operation or development of the Royalty Properties and had little influence over operation or development" and "The Trustees rely upon the Working Interest Owners and Managing General Partner for information regarding the Royalty Properties" in the 2015 Form 10-K for a description of certain risks relating to these arrangements and reliance on and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

        Changes in Internal Control Over Financial Reporting.    During the three months ended June 30, 2016, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it had no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

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

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a final judgment granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible and granting the ad litem's request to sell all of the Royalty, notwithstanding any requirements of the Trust Agreement to the contrary. Thereafter, the Court ordered that the Trustees direct the Partnership to sell all of the Royalty owned by the Partnership on or before May 1, 2016. On April 25, 2016, the Court approved an extension of the May 1, 2016 deadline to June 30, 2016.

        The attorney ad litem is pursuing discovery regarding the Remaining Matters and he has threatened to assert additional claims against the Trustees. The Trustees are in the process of responding to the attorney ad litem's requests. The parties have scheduled a mediation of the Remaining Matters on August 18, 2016 and the Remaining Matters are set for trial on November 7, 2016. There can be no assurances as to the outcome of the Remaining Matters and whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

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

Date: August 15, 2016

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