Form 10-Q
period 2016-09-30
TEL OFFSHORE TRUST
filed 2016-11-14
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

        As of November 11, 2016, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

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

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$22,230	$328,040
Cash—Restricted	1,761,572	—
Net overriding royalty interest in oil and gas properties, net of accumulated amortization of $0 and $28,258,358, respectively	—	9,297

Total assets	$1,783,802	$337,337

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Cash advances	68,224	8,303
Account payable	—	878
Note payable	1,056,885	1,056,885
Reserve for future Trust expenses	—	—
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	658,693	(728,729)

Total liabilities and Trust corpus	$1,783,802	$337,337

 CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Royalty income	$—	$—	$117,142	$—
Interest income	658		805
Proceeds from sale of overriding royalty interest	—	—	1,756,624	—

	658	—	1,874,571	—
Income withheld for future probate distribution	(658)	—	(1,873,799)	—
Decrease in reserve for future Trust expenses	—	—	—	—
Proceeds from Note and cash advances used for Trust expenses	153,757	96,765	477,079	334,255
General and administrative expenses	(153,757)	(96,765)	(477,851)	(334,255)

Distributable income	—	—	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$0.000000	$0.000000	$0.000000	$0.000000

Distributions per Unit (4,751,510 Units)	$0.000000	$0.000000	$0.000000	$0.000000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$811,792	$(462,050)	$(728,729)	$(223,304)
Distributable income	—	—	—	—
Distribution payable to Unit holders	—	—	—	—
Sales proceeds	—	—	1,873,052	—
Proceeds from Note and cash advances used for Trust expenses	(153,757)	(96,765)	(477,079)	(334,255)
Interest Income	658	—	746	—
Amortization of net overriding royalty interest	—	(537)	(9,297)	(1,793)

Trust corpus, end of period	$658,693	$(559,352)	$658,693	$(559,352)

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At September 30, 2016 and December 31, 2015 the reserve amount was $0;

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

        Impairment of Investment in Overriding Royalty Interest.    The Trust reviewed overriding royalty interests in oil and gas properties for possible impairment whenever events or circumstances indicated the carrying amount of the asset may not be recoverable. If there was an indication of impairment, the Trust prepared an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss was recognized to write down the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and was based on the Corporate Trustee's best estimate of assumptions concerning expected future conditions. As a result of the 2016 Royalty Sale, the Trust no longer holds any investment in the overriding royalty interest and there will be no further impairments.

        Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid short-term investments with original maturities of three months or less.

        Restricted Cash.    Restricted cash reported on the Condensed Statement of Assets, Liabilities and Trust Corpus consists of (i)  proceeds received by the Trust from the 2016 Royalty Sale and (ii) the distribution received by the Trust as a result of the Cox Oil Sale (as defined in Note 6). The proceeds from the 2016 Royalty Sale are required to be held in a segregated account pending resolution of the

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

Probate Proceeding (as defined in Note 6). The distribution received in connection with the Cox Oil Sale (as defined in Note 6) is also being withheld by the Trust pending resolution of the Probate Proceeding.

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the three months ended September 30, 2016, applicable to the Trust or its condensed financial statements.

        Going Concern.    The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. During the first quarter of 2016, the Trust received $713 in Royalty income from Fieldwood Energy Offshore LLC ("Fieldwood"), the operator of Eugene Island 342. In addition, as a result of the sale by Chevron of its interest in Ship Shoal 182/183 effective August 1, 2015 to Cox Oil Offshore, L.L.C. ("Cox Oil"), the Trust received a distribution of $116,429 in May 2016. As a result of the Partnership's sale of the remaining Royalty in the 2016 Royalty Sale (as defined in Note 3 below), the Trust will not be receiving any further Royalty income and the proceeds from such sale are required to be held in a segregated interest bearing account, which is presented as Cash-Restricted in the Condensed Statements of Assets, Liabilities and Trust Corpus, pending a subsequent court order from the Court (as defined in Note 6). The Trust will not make any distribution of the proceeds from the 2016 Royalty Sale to Unit holders until it receives a subsequent order from the Court or the Remaining Matters (as defined in Note 6) are otherwise settled. In addition, the Trust may refrain from making any distribution of such proceeds until after the expiration of the audit period provided for in the conveyance document for the 2016 Royalty Sale, which expires on December 29, 2016. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of the Probate Proceeding.

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Net Overriding Royalty Interest (Continued)

        On the last business day of each calendar quarter prior to August 1, 2011, the Working Interest Owners were to pay to the Partnership 25% of the Net Proceeds for the immediately preceding Quarterly Period; however, (i) as a result of the 2011 Royalty Sale, on the last business day of each calendar quarter after August 1, 2011 and prior to August 1, 2013, the Working Interest Owners were to pay to the Partnership 20% of the Net Proceeds for the immediately preceding Quarterly Period (ii) as a result of the 2013 Royalty Sale, on the last business day of each calendar quarter after August 1, 2013, the Working Interest Owners were to pay to the Partnership 15% of the Net Proceeds for the immediately preceding Quarterly Period and (iii) as a result of the 2016 Royalty Sale, from and after February 1, 2016, the Working Interest Owners are no longer required to pay to the Partnership any Net Proceeds. A Quarterly Period is each period of three months commencing on the first day of February, May, August and November. In turn, the Partnership distributed funds to its partners on the last business day of each calendar quarter. Cash distributions from the Trust, if any, were made in January, April, July and October of each year, and were payable to Unit holders of record as of the last business day of each calendar quarter. The financial and operating information included in this Form 10-Q for the three and nine months ended September 30, 2016 and September 30, 2015 represents financial and operating information with respect to the Royalty Properties for the immediately preceding months of November, December, January, February, March, April, May, June and July. Income received pursuant to the Partnership's overriding royalty interest was recorded by the Trust on a cash basis, when it was received by the Trust from the Partnership.

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

        The Trust currently holds the net proceeds from the 2016 Royalty Sale and remaining proceeds received as a result of the Cox Oil Sale (as defined in Note 6), a portion of such proceeds having been

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Distributions to Unit Holders (Continued)

used to pay certain expenses of the ad litem in the Probate Proceeding. The Trust will not make any distribution of these funds to Unit holders until it receives a subsequent order from the Court or the Remaining Matters are otherwise settled. In addition, the Trust may refrain from making any distribution of such proceeds until after the expiration of the audit period provided for in the conveyance document for the 2016 Royalty Sale, which expires on December 24, 2016.

(5) Special Cost Escrow Account

        The Special Cost Escrow is an account of the Working Interest Owners, and it is described herein for informational purposes only. The Conveyance provides for reserving funds for estimated future "Special Costs" of plugging and abandoning wells, dismantling platforms and other costs of abandoning the Royalty Properties, as well as for the estimated amount of future drilling projects and other capital expenditures on the Royalty Properties. Deposits into this account reduce current distributions and are placed in an escrow account and invested in short-term certificates of deposit. Such account is herein referred to as the "Special Cost Escrow" account. As of September 30, 2016, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account are not reflected in the condensed financial statements of the Trust. All of the Partnership's rights and obligations with respect to the Special Cost Escrow were assigned in connection with the Royalty Sales.

(6) Reserve For Future Trust Expenses; Probate Proceeding

        Historically, the Trust generally maintained a cash reserve, equal to approximately three times the average annual expenses of the Trust during each of the then past three years, to provide for future administrative expenses in connection with the winding up of the Trust. However, as a result of the damage inflicted upon certain of the Royalty Properties by Hurricane Ike in September 2008, the Trust has not received sufficient Net Proceeds to maintain the reserve at such level. As of September 30, 2016 and December 31, 2015 the reserve amount was $0.

        During the first quarter of 2016, the Trust received Royalty income of $713 attributable to Eugene Island 342. On April 15, 2016, but effective as of August 1, 2015, Chevron conveyed certain oil and gas properties to Cox Oil, including Chevron's interest in Ship Shoal 182/183 that was subject to the Royalty (the "Cox Oil Sale"). Any Net Proceeds from Cox Oil attributable to Ship Shoal 182/183 are not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. As a result of the August 1, 2015 effective time and the Ship Shoal 182/183 properties not being subject to the undistributed net loss carry forward, the Trust received a distribution from Cox Oil of $116,429 in May 2016. The Trust also received net proceeds of $1,756,624 from the 2016 Royalty Sale; however, the net proceeds from the 2016 Royalty Sale are not available to the Trust for the payment of costs and expenses pending the resolution of the Probate Proceeding. In addition, the remaining proceeds received as a result of the Cox Oil Sale are also being separately withheld and are not available to the Trust for the payment of costs and expenses unless approved by the ad litem pending the resolution of the Probable Proceeding. As a result of the 2016 Royalty Sale, the Trust will not receive any further Net Proceeds from the Royalty Properties. As of

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Reserve For Future Trust Expenses; Probate Proceeding (Continued)

September 30, 2016, including the proceeds from the 2015 Note (as defined below) and additional cash advances, the Trust's available cash was approximately $22,230. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding, it is anticipated that the Trust's available cash will be depleted during the fourth quarter of 2016. Following the depletion of the Trust's available cash, the Trustees will endeavor to cause the Trust to pay the administrative costs of the Trust in accordance with the Trust Agreement. There are no assurances that the Trust will be able to continue to pay its administrative expenses.

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

        In March 2014, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of September 30, 2016, the amount of such fees was approximately $471,470 in the aggregate. Such suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

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

        On August 17, 2016, the attorney ad litem filed a Second Amended Answer and First Amended Counterclaim seeking an accounting and asserting, among other causes of action, that the Trustees have breached their fiduciary duties to the beneficiaries of the Trust. The Remaining Matters were originally set for trial on November 7, 2016. Trustees filed a motion for continuance of the Remaining Matters and a hearing for such continuance occurred on September 14, 2016. At the hearing, the Court granted the Trustees' motion for continuance of the Remaining Matters and scheduled the trial for June 12, 2017. There can be no assurances as to the outcome of the Remaining Matters and whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

        On June 27, 2016, the Trust issued a press release announcing that the Partnership had consummated the 2016 Royalty Sale on June 24, 2016. The sale was made in accordance with the Order pursuant to which the Court ordered that the Trustees of the Trust direct the Partnership to sell all of the royalty interests owned by the Partnership. In connection with the 2016 Royalty Sale the Trust

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Reserve For Future Trust Expenses; Probate Proceeding (Continued)

received a distribution of approximately $1,756.624. Due to the Remaining Matters, the Trust must hold the net proceeds in a segregated account until the Court's final resolution of the Remaining Matters. Distributions may be made from such segregated account for the payment of Trust expenses, which may include the payment of the ad litem's expenses, with the approval of the Court. Any final disposition of the remaining net proceeds will be made in accordance with the final resolution of the Remaining Matters. In addition, the Trust may refrain from making any distribution of the net proceeds received from the 2016 Royalty Sale until the expiration of the audit period provided for in the conveyance document for the 2016 Royalty Sale, which expires on December 24, 2016.

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

        Crude oil sales to Chevron Corporation accounted for 0% and 100% of crude oil revenues from the Royalty Properties for the three and nine months ended September 30, 2016 and 2015, respectively. Sales to Chevron Corporation accounted for 0% and 100% of total gas revenues from the Royalty Properties during the three and nine months ended September 30, 2016 and 2015, respectively.

        The Trust's share of Royalty income was reduced by approximately $0 and $13,891 for each of the three months ended September 30, 2016 and September 30, 2015, respectively, and $11,644 and $43,457 for each of the nine months ended September 30, 2016 and September 30, 2015, respectively, for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in each of the periods above.

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

        In addition to the 2015 Note, through September 30, 2016, BONYM has made additional advances in the amount of $68,224 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding.

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

        On June 27, 2016, the Trust issued a press release announcing that the Partnership had consummated the sale of all of its remaining interest in the Original Royalty (60% or 15% of 8/8ths) (the "2016 Royalty Sale"). The 2016 Royalty Sale was made to Arena Energy, LP and closed on June 24, 2016, but was effective as of February 1, 2016. Due to the effective time of the 2016 Royalty Sale, the Trust no longer had any interest in, or any operating and financial results attributable to, the Royalty or the Royalty Properties as of February 1, 2016. As a result, the Trust has not provided any additional explanation for the corresponding decreases in revenues and production under "—Three Months Ended September 30, 2016 and 2015" below.

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

        Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Original Royalty in order to pay Trust expenses. As of September 30, 2016, including the proceeds from the 2015 Note (as herein defined), the previous cash advances from The Bank of New York Mellon ("BONYM") included in the principal amount of the 2015 Note and subsequent cash advances by BONYM, the Trust's unrestricted cash was approximately $22,230. Based upon currently estimated expenditures, inclusive of the costs and expenses relating to the Probate Proceeding (as defined below), it is anticipated that the Trust's available cash will be depleted in the fourth quarter of 2016. Following the depletion of the Trust's available cash, the Trustees will endeavor to cause the Trust to pay the administrative costs of the Trust in accordance with the Trust Agreement. There are no assurances that the Trust will be able to continue to pay its administrative expenses.

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

        In March 2014, the Trustees unanimously determined to suspend future payments of fees to the Trustees effective as of January 1, 2014, until a date to be determined in the future by the Trustees. As of September 30, 2016, the accumulated amount of such suspended fees was approximately $414,918 in the aggregate. The cumulative suspended fees will be recorded as an expense of the Trust when invoiced by the Trustees and paid.

        On October 1, 2014, BONYM made a loan to the Trust in the amount of $363,000, and the Corporate Trustee, as the borrower, entered into a Demand Promissory Note (the "2014 Note") with BONYM, as lender, relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. On September 25, 2015, BONYM made an additional advance to the Trust in the amount of $484,000 and the Corporate Trustee, as the borrower, entered into a Renewal Demand Promissory Note (the "2015 Note") with BONYM, as lender, relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the 2014 Note, and (iii) previous advances in the amount of $209,885 made by BONYM on behalf of the Trust. The 2015 Note bears interest at the rate of one-half percent (0.5%) per annum. Pursuant to the terms of the 2015 Note, all amounts outstanding under the 2015 Note including accrued and unpaid interest will be due and payable in cash on the earliest to occur of (x) the date written demand for payment is made by BONYM or (y) December 31, 2016. The Trust may prepay any outstanding principal and accrued and unpaid interest under the 2015 Note, in whole or in part, at any time without penalty. In addition, the accrued and unpaid interest remaining due from the 2014 Note in the amount of $1,790 is due and payable concurrently with the payment of the 2015 Note. During the three months ended September 30, 2016, a portion of the proceeds from the 2014 Note, as renewed and extended by the 2015 Note, were used to pay Trust expenses.

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

        On August 17, 2016, the attorney ad litem filed a Second Amended Answer and First Amended Counterclaim seeking an accounting and asserting, among other causes of action, that the Trustees have breached their fiduciary duties to the beneficiaries of the Trust. The Remaining Matters were originally set for trial on November 7, 2016. Trustees filed a motion for continuance of the Remaining Matters and a hearing for such continuance occurred on September 14, 2016. At the hearing, the Court granted the Trustees' motion for continuance of the Remaining Matters and scheduled the trial for June 12, 2017. There can be no assurances as to the outcome of the Remaining Matters and whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

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

        As a result of the 2016 Royalty Sale, the Trust no longer owns any interest in the Royalty and therefore will not receive any further distributions of Net Proceeds. Because of the Remaining Matters in the Probate Proceeding, the Trust must hold the net proceeds from the 2016 Royalty Sale in a segregated account until the final resolution of the Remaining Matters. In addition, the Trust has set aside the distribution received from Cox Oil until the final resolution of the Remaining Matters. Distributions may be made from such segregated account for the payment of Trust expenses, which may include the payment of the ad litem's expenses, with the approval of the Court. Any final disposition of the remaining net proceeds to Unit holders will be made in accordance with the final resolution of the Remaining Matters. As discussed above, as of September 30, 2016, including the proceeds from the 2015 Note and subsequent cash advances by BONYM, the Trust's unrestricted cash was $22,230. Based upon currently estimated expenditures, inclusive of the costs and expenses of the Probate Proceeding, it is anticipated that the Trust's available cash will be depleted during the fourth quarter of 2016. Following the depletion of the Trust's available cash, the Trustees will endeavor to cause the Trust to pay the administrative costs of the Trust in accordance with the Trust Agreement. There are no assurances that the Trust will be able to continue to pay its administrative expenses.

        The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Because of the 2016 Royalty Sale, the Trust will not receive any further Net Proceeds from the Royalty Properties. The Trust currently holds the net proceeds from the 2016 Royalty Sale and remaining proceeds received as a result of the Cox Oil Sale, a portion of such proceeds having been used to pay certain expenses of the ad litem in the Probate Proceeding. The Trust will not make any distribution of these funds to Unit holders until it receives a subsequent order from the Court or the Remaining Matters are otherwise settled. In addition, the Trust may refrain from making any distribution of such proceeds until after the expiration of the audit period provided for in the conveyance document for the 2016 Royalty Sale, which expires on December 24, 2016. The lack of Net Proceeds and the inability to maintain adequate cash reserves raise substantial doubt about the Trust's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed financial statements.

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

Three Months Ended September 30, 2016 and 2015

  Royalty Trust Comparison

        Royalty income was $0 for each of the three months ended September 30, 2016 and 2015, respectively. As a result of the Royalty Sale, there were no gross proceeds for the underlying Royalty Properties attributable to the Trust for the production period of May, June and July 2016 attributable to the three months ended September 30, 2016. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $326,576, or $195,946 attributable to the Trust for the production period of May, June and July 2015 attributable to the three months ended September 30, 2015. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the quarter ended September 30, 2015.

        General and administrative expenses for the Trust were $153,757 for the three months ended September 30, 2016 compared to $96,765 for the three months ended September 30, 2015. The increase is due, in part, to the costs associated with the Probate Proceeding.

        The reserve for future Trust expenses did not change from December 31, 2015 to September 30, 2016.

        There was no distributable income for each of the three months ended September 30, 2016 and September 30, 2015 and therefore no distributions to Unit holders.

        For the three months ended September 30, 2016 and September 30, 2015, the Trust had undistributed net income of $0 and $195,946, respectively, representing the Trust's portion of the undistributed net income of $0 and $1,306,304 associated with the Royalty Properties for the three months ended September 30, 2016 and 2015. The undistributed net income was applied to reduce the accumulated excess cost carry forward.

  Underlying Properties Comparison

        The following financial and operational information has been based on information provided to the Corporate Trustee by the Managing General Partner. The Trustees had no control over these operations or internal controls relating to this information. The lack of revenues and production for the third quarter of 2016 are entirely attributable to the February 1, 2016 effective time for the 2016 Royalty Sale and, as a result, no additional disclosure on the 100% decrease in revenues and production in the third quarter of 2016 compared to the third quarter of 2015 is provided.

        Volumes and dollar amounts discussed below represented amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Gas revenues decreased 100% to $0 in the third quarter of 2016 from $115,077 in the third quarter of 2015. Gas volumes during the third quarter of 2016 decreased 100% to 0 Mcf from 41,263 Mcf in the third quarter of 2015. The average price received for natural gas decreased 100% from an average price of $2.79 per Mcf in the third quarter of 2015 to $0 per Mcf in the third quarter of 2016, excluding the impact of the adjustments. Gas products revenue decreased 100% to $0 in the third quarter of 2016 from $17,858 in the third quarter of 2015. Gas products volumes during the third quarter of 2016 decreased 100% to 0 gallons compared to 47,820 gallons in the third quarter of 2015.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased 100% to $0 in the third quarter of 2016 from $2,109,957 in the third quarter of 2015. Oil volumes decreased 100% from 34,749 barrels in the third quarter of 2015 to 0 barrels in the third quarter of 2016. The average price received for crude oil and condensate production decreased 100% to $0 per barrel in the third quarter of 2016 from $60.72 per barrel in the third quarter of 2015, excluding the impact of the adjustments to Eugene Island 339 and Eugene Island 342.

Capital Expenditures

        Capital expenditures decreased 100% to $0 in the third quarter of 2016 from $229 in the third quarter of 2015.

Production Expenses

        Production expenses decreased 100% from $936,358 in the third quarter of 2015 to $0 in the third quarter of 2016.

Special Cost Escrow Account

        In the third quarter of 2016, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2016, $1,000 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account were not reflected in the condensed financial statements of the Trust. All of the Partnership's rights and obligations with respect to the Special Cost Escrow were assigned in connection with the Royalty Sales.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the third quarter of 2016 as compared to operations for the third quarter of 2015 based on gross revenues generated during these periods combined. All decreases in revenues and production for the third quarter of 2016 are entirely attributable to the February 1, 2016 effective time for the 2016 Royalty Sale.

Eugene Island 339

        Net crude oil revenues decreased from $501,115 in the third quarter of 2015 to $0 in the third quarter of 2016. Net crude oil production decreased from 8,518 barrels in the third quarter of 2015 to 0 barrels in the third quarter of 2016. Gas revenues decreased from $18,399 in the third quarter of

2015 to $0 in the third quarter of 2016. Gas production decreased from 5,919 Mcf in the third quarter of 2015 to 0 Mcf in the third quarter of 2016. Capital expenditures were $0 in the third quarter of 2015 and the third quarter of 2016. Operating expenses decreased from $44,781 in the third quarter of 2015 to $0 in the third quarter of 2016.

Ship Shoal 182/183

        Net crude oil revenues decreased from $1,562,975 in the third quarter of 2015 to $0 in the third quarter of 2016. Net crude oil production decreased from 25,440 barrels in the third quarter of 2015 to 0 barrels in the third quarter of 2016. Gas revenues decreased from $93,909 in the third quarter of 2015 to $0 in the third quarter of 2016. Capital expenditures decreased from $231 in the third quarter of 2015 to $0 in the third quarter of 2016. Operating expenses decreased from $787,045 in the third quarter of 2015 to $0 in the third quarter of 2016.

South Timbalier 36/37

        Net crude oil revenues decreased from $40,391 in the third quarter of 2015 to $0 for the same period in 2016. Gas revenues decreased from $2,727 in the third quarter of 2015 to $0 in the third quarter of 2016. Gas production decreased from 1,095 Mcf in the third quarter of 2015 to 0 Mcf in the third quarter of 2016. Capital expenditures were $0 in the third quarter of 2015 and 2016. Operating expenses decreased from $11,926 in the third quarter of 2015 to $0 in the third quarter of 2016.

Eugene Island 342

        Net crude oil revenues decreased from $5,476 in the third quarter of 2015 compared to $0 in the third quarter of 2016. Net crude oil production decreased from 107 barrels in the third quarter of 2015 to 0 barrels in the third quarter of 2016. Gas revenues were $41 and gas production was 15 Mcf in the third quarter of 2015, compared to gas revenues of $0 and gas production of 0 Mcf in the third quarter of 2016. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the third quarter of 2016 and 2015.

Nine Months Ended September 30, 2016 and 2015

  Royalty Trust Comparison

        Royalty income was $117,142 and $0 for the nine months ended September 30, 2016 and 2015, respectively. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $1,156,741, or $173,511 attributable to the Trust, for the production period of November and December 2015 and January, February, March, April, May, June and July 2016 attributable to the nine months ended September 30, 2016 and by $4,261,214, or $639,183 attributable to the Trust for the production period of November and December 2014 and January, February, March, April, May, June and July 2015 attributable to the nine months ended September 30, 2015. The Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection, and as a result there was no royalty income for the nine months ended September 30, 2016 and 2015.

        General and administrative expenses for the Trust were $477,851 for the nine months ended September 30, 2016 compared to $334,255 for the nine months ended September 30, 2015. The increase is due, in part, to the costs associated with the Probate Proceeding.

        The reserve for future Trust expenses did not change from December 31, 2015 to September 30, 2016 and remained at $0.

        There was no distributable income for each of the nine months ended September 30, 2016 and September 30, 2015 and therefore no distributions to Unit holders.

        For the nine months ended September 30, 2016 and September 30, 2015, the Trust had undistributed net income of $173,511 and $639,183, respectively, representing the Trust's portion of the undistributed net income of $1,094,037 and $4,261,214 associated with the Royalty Properties for the nine months ended September 30, 2016 and 2015. The undistributed net income was applied to reduce the accumulated excess cost carry forward.

  Underlying Properties Comparison

        The following financial and operational information has been based on information provided to the Corporate Trustee by the Managing General Partner. The Trustees had no control over these operations or internal controls relating to this information. Decreases in revenues and production for the nine months ended September 30, 2016 are all primarily attributable to the February 1, 2016 effective time for the 2016 Royalty Sale.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Gas revenues decreased $458,394, or 85.0%, to $81,116 in the first nine months of 2016 from $539,510 in the first nine months of 2015. Gas volumes during the first nine months of 2016 decreased 72.3% to 43,878 Mcf from 158,499 Mcf in the first nine months of 2015. Excluding the impact of prior period adjustments, the average price received for natural gas decreased approximately 54.1% from an average price, excluding adjustments, of $3.40 per Mcf in the first nine months of 2015 to $1.56 per Mcf in the first nine months of 2016. Also as a result of the adjustments, gas products volumes during the first nine months of 2016 decreased 59.6% to 62,956 gallons, compared to 155,775 gallons in the first nine months of 2015.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased $4,724,915, or 72.7%, to $1,777,748 in the first nine months of 2016 from $6,502,663 in the first nine months of 2015. Excluding the impact of prior period adjustments, the average price received for crude oil and condensate production decreased 36.7%, or $22.79, to $39.23 per barrel in the first nine months of 2016 from $62.02 per barrel in the first nine months of 2015. Oil volumes decreased 56.8% from 104,851 barrels in the first nine months of 2015 to 45,320 barrels in the first nine months of 2016.

Capital Expenditures

        Capital expenditures decreased 100% from $933 in the first nine months of 2015 to $0 in the first nine months of 2016.

Production Expenses

        Production expenses decreased by $2,052,137, or 72.2%, from $2,841,709 in the first nine months of 2015 to $779,572 in the first nine months of 2016.

Special Cost Escrow Account

        In the first nine months of 2016, there were no funds released from or escrowed into the Special Cost Escrow account. As of September 30, 2016, $0 remained in the Special Cost Escrow account. The funds held in the Special Cost Escrow account were not reflected in the condensed financial statements of the Trust. The Special Cost Escrow account was set aside for estimated abandonment costs and future capital expenditures, as provided for in the Conveyance. For additional information relating to the Special Cost Escrow account, see "—Special Cost Escrow Account" below.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the first nine months of 2016 as compared to operations for the first nine months of 2015 based on gross revenues generated during these periods combined. Decreases in revenues and production for the nine months ended September 30, 2016 are all primarily attributable to the February 1, 2016 effective time for the 2016 Royalty Sale.

Eugene Island 339

        Eugene Island 339 net crude oil revenues decreased from $1,722,499 in the first nine months of 2015 to $662,064 in the first nine months of 2016. There was also a decrease in net crude oil production from 27,778 barrels in the first nine months of 2015 to 17,976 barrels in the first nine months of 2016. Gas revenues decreased from $63,853 in the first nine months of 2015 to $58,949 in the first nine months of 2016. Gas production increased from 17,471 Mcf in the first nine months of 2015 to 27,145 Mcf in the first nine months of 2016. Capital expenditures were $0 the first nine months of 2016 and 2015. Operating expenses decreased from $103,567 in the first nine months of 2015 to $23,078 in the first nine months of 2016 due in part to decreased maintenance costs in the first nine months of 2016 as compared to the first nine months of 2015.

Ship Shoal 182/183

        Ship Shoal 182/183 net crude oil revenues decreased from $4,901,958 in the first nine months of 2015 to $1,090,667 in the first nine months of 2016, due in part to a decrease in the average crude oil price received from $63.62 per barrel in the first nine months of 2015 to $40.84 per barrel for the same period in 2016. There was also a decrease in net crude oil production from 77,053 barrels in the first nine months of 2015 to 26,706 barrels in the first nine months of 2016. Gas revenues decreased from $438,666 in the first nine months of 2015 to $20,547 in the first nine months of 2016. There was also a decrease in the average gas revenue price received from $3.31 per Mcf in the first nine months of 2015 to $1.29 per Mcf for the same period in 2016. Capital expenditures decreased from $1,091 in the first nine months of 2015 to $0 in the first nine months of 2016. Operating expenses decreased from $2,407,955 in the first nine months of 2015 to $676,682 for the same period in 2016.

South Timbalier 36/37

        South Timbalier 36/37 crude oil revenues decreased from $179,409 in the first nine months of 2015 to $20,407 for the same period in 2016 due primarily to a decrease in the average crude oil price received from $65.14 per barrel in the first nine months of 2015 to $39.58 per barrel in the first nine months of 2016. There was also a decrease in oil production volumes from 2,754 barrels in the first nine months of 2015 to 516 barrels in the first nine months of 2016. Gas revenues decreased from $9,802 in the first nine months of 2015 to $1,553 in the first nine months of 2016 due to a decrease in the average natural gas price received from $3.11 per Mcf in the first nine months of 2015 to $1.98 per Mcf in the first nine months of 2016. There was also a decrease in gas production from 3,152 Mcf in the first nine months of 2015 to 783 Mcf in the first nine months of 2016. Capital expenditures decreased from a benefit of $157 in the first nine months of 2015 to $0 in the first nine months of 2016. Operating expenses decreased from $40,482 in the first nine months of 2015 to $10,577 in the first nine months of 2016.

Eugene Island 342

        Net crude oil revenues increased from negative $301,203 in the first nine months of 2015 to $4,610 in the first nine months of 2016. This increase is primarily due to a prior period adjustment in net crude oil production from negative 2,733 barrels in the first nine months of 2015 to 123 barrels in the first nine months of 2016. Gas revenues were $66 and gas production was 56 Mcf in the first nine months of 2016, compared to gas revenues of $27,188 and gas production of 5,373 Mcf in the first nine months of 2015. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the first nine months of 2016 and 2015.

Overview of Production, Prices and Royalty Income

        The following schedule provides a summary of the volumes and weighted average prices for crude oil and condensate and natural gas recorded by the Working Interest Owners for the Royalty Properties, as well as the Working Interest Owners' calculations of the Net Proceeds and Royalties paid to the Trust during the periods indicated. The following information for the three and nine months ended September 30, 2015 includes the effect of the audit adjustments of Eugene Island 339 and Eugene Island 342.

	Royalty Properties Three Months Ended September 30,(1)			Royalty Properties Nine Months Ended September 30,(1)
	2016		2015	2016	2015
Crude oil and condensate (bbls)	—		34,749	45,320	104,851
Natural gas and gas products (Mcfe)	—		49,233	43,878	184,461
Crude oil and condensate average price, per bbl(2)	$—		$60.72	$39.23	$62.02
Natural gas average price, per Mcf (excluding gas products)(3)	$—		$2.79	$1.85	$3.40
Crude oil and condensate revenues	$—		$2,109,957	$1,777,748	$6,502,663
Natural gas and gas products revenues	—		132,935	81,116	601,193
Production expenses	—		(936,358)	(779,572)	(2,841,709)
Capital expenditures	—		(229)	—	(933)
Interest
Undistributed net income(4)	—		(1,306,304)	(1,094,037)	(4,261,214)
Refund of (provision for) Special Cost Escrow	—		—	—	—

Net Proceeds	—		—	—	—
Royalty interest	—	(5)	X15%	— (5)	X15%

Partnership share	—		—	—	—
Trust interest	x99.99%		x99.99%	x99.99%	x99.99%

Trust share of Royalty Income(6)	$—		$—	$—	$—

(1)
Amounts were based on production for the three- and nine-month period ended July 31 of each year, respectively, and included the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price for the three months ended September 30, 2016 and 2015 was $0 and $60.75, respectively, and for the nine months ended September 30, 2016 and 2015 was $39.14 and $62.10, respectively, per barrel.

(3)
Excluding the adjustments, the average price for the three months ended September 30, 2016 and 2015 was $0 and $2.79, respectively, and for the nine months ended September 30, 2016 and 2015 was $1.56 and $3.35, respectively, per Mcf.

(4)
Undistributed net loss represented the amount of development and production costs associated with the Royalty that exceeded the proceeds of production from the Royalty Properties during the period. An undistributed net loss was carried forward and offset, in future periods, by positive proceeds earned by the related Working Interest Owner(s). Undistributed net income represented positive Net Proceeds, generated during the respective period, but not distributed by the Working Interest Owners. For the three months ended September 30, 2016, the Trust had no undistributed net income.

(5)
As a result of the 2016 Royalty Sale, the Royalty interest was reduced from 15% to zero.

(6)
See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 4 to the Notes to the Condensed Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion regarding uncertainty of distributions.

Critical Accounting Policies

        Disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust's financial statements are included in Item 7 of the 2015 10-K. There have been no significant changes to the critical accounting policies during the three months ended September 30, 2016.

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended September 30, 2016 applicable to the Trust or its condensed financial statements.

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

        As disclosed in the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Chevron notified the Corporate Trustee of errors in the working interest and net revenue interest used in calculating the net reserves attributable to the Royalty Properties and in preparing the net profits statements for the Royalty Properties and the Trust. The errors in the working interests and net revenue interests have been corrected and the Corporate Trustee does not anticipate any future similar issues affecting the Trust's ability to timely file or submit reports required under the Securities Exchange Act of 1934, as amended. As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Michael J. Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust were effective as of September 30, 2016.

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

        Changes in Internal Control Over Financial Reporting.    During the three months ended September 30, 2016, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it had no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

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

        On August 17, 2016, the attorney ad litem filed a Second Amended Answer and First Amended Counterclaim seeking an accounting and asserting, among other causes of action, that the Trustees have breached their fiduciary duties to the beneficiaries of the Trust. The Remaining Matters were originally set for trial on November 7, 2016. Trustees filed a motion for continuance of the Remaining Matters and a hearing for such continuance occurred on September 14, 2016. At the hearing, the Court granted the Trustees' motion for continuance of the Remaining Matters and scheduled the trial for June 12, 2017. There can be no assurances as to the outcome of the Remaining Matters and whether the Court will grant the requested relief, and if such relief is granted, when such actions will be completed.

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

Date: November 14, 2016

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