Form 10-Q
period 2017-03-31
TEL OFFSHORE TRUST
filed 2017-05-15
CIK 97148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-06910

TEL OFFSHORE TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6004064 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A. 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

(512) 236-6599
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of May 12, 2017, 4,751,510 Units of Beneficial Interest in TEL Offshore Trust were outstanding.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (this "Form 10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and elsewhere herein regarding the financial position, production and reserve growth, and other plans and objectives are forward-looking statements. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "could," "may," "should," "intend" or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions about future events. Important factors that could cause actual results to differ materially from expectations are disclosed in the risk factors discussed in Item 1A of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 10-K") and such other factors as may be set forth from time to time in the Trust's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Managing General Partner or the Trust or persons acting on behalf of the Managing General Partner or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements. Risk factors that may affect actual results and distributions to unit holders include, without limitation:

  •
  the terms of the previously announced settlements of the Probate Proceedings (as defined in "Note 5 to the Financial Statements—Probate Proceeding") and the expected termination of the Trust in the Probate Proceeding; and

  •
  the utilization of the Trust's cash, cash equivalents and restricted cash to pay expenses incurred in the Probate Proceeding as contemplated by the terms of the settlement.

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

TEL OFFSHORE TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$184,755	$—
Cash—Restricted	1,097,598	1,451,135
Total assets	$1,282,353	$1,451,135

Liabilities and Trust Corpus
Distribution payable to Unit holders	$—	$—
Cash advances	252,979	68,224
Note payable	1,056,885	1,056,885
Trust corpus (4,751,510 Units of beneficial interest authorized and outstanding)	(27,511)	326,026

Total liabilities and Trust corpus	$1,282,353	$1,451,135

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Royalty income	$—	$713
Interest income	1,257	59

	1,257	772
Income withheld for future probate distribution	—	—
Proceeds from Note and cash advances used for Trust expenses	—	142,097
Proceeds from sale used for Probate expenses	353,537	—
General and administrative expenses	(354,794)	(142,869)

Distributable income	—	—

Distributable income per Unit (basic and diluted (4,751,510 Units))	$.000000	$.000000

Distributions per Unit (4,751,510 Units)	$.000000	$.000000

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Trust corpus, beginning of period	$326,026	$(728,729)
Distributable income	—	—
Distribution payable to Unit holders	—	—
Proceeds from Note and cash advances used for Trust expenses	—	(142,097)
Proceeds from sale used for Probate expenses	(354,794)	—
Interest Income	1,257	—
Amortization of net overriding royalty interest		(1,028)

Trust corpus, end of period	$(27,511)	$(871,854)

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

          (c)   the Trustees, as defined below, can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payments of the borrowings. At March 31, 2017 and December 31, 2016 the reserve amount was $0;

          (d)   the Trustees will make cash distributions to the Unit holders in January, April, July and October of each year as discussed in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) total future net revenues attributable to the Partnership's interest in the Royalty, as determined by independent petroleum engineers, as of the end of any year, are less than $2.0 million (without considering any sales of the Royalty) or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. However, as a result of the terms of the Corporate Trustee Settlement Agreement (as defined in Note 5), there is a request that the Trust be modified to allow the Trust to terminate on a date established by the Court (as defined in Note 5).

        On October 27, 2011, the Partnership consummated the 2011 Royalty Sale (as defined in Note 3) and sold 20% of the Original Royalty (or 5% of 8/8ths). See Note 3.

        On October 31, 2013, the Partnership consummated the 2013 Royalty Sale (as defined in Note 3) and sold 25% of its remaining interest in the Original Royalty (or 5% of 8/8ths). See Note 3.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(1) Trust Organization (Continued)

        On June 24, 2016, the Partnership consummated the 2016 Royalty Sale (as defined in Note 3) and sold all of its remaining interest in the Original Royalty (or 15% of 8/8ths). As a result of consummation of the sale, the Partnership no longer owns any overriding royalty interest in the Royalty Properties. See Note 3.

        The Trust is currently administered by The Bank of New York Mellon Trust Company, N.A. (the "Corporate Trustee"), which succeeded JPMorgan Chase Bank, N.A. as the corporate trustee, effective October 2, 2006 pursuant to an agreement under which The Bank of New York Mellon Trust Company, N.A. acquired substantially all of the corporate trust business of JPMorgan Chase (formerly known as The Chase Manhattan Bank), and Gary C. Evans, Thomas H. Owen, Jr., and Jeffrey S. Swanson (the "Individual Trustees"), as trustees (collectively, the "Trustees"). The Individual Trustees tendered their resignations on January 17, 2017 and such resignations will become effective, subject to any earlier termination of the Trust, on September 1, 2017.

        The Trustees, including the Corporate Trustee, have no authority over, have not evaluated and make no statement concerning, the internal control over financial reporting of any of the owner or owners of the Royalty Properties (the "Working Interest Owners").

(2) Basis of Accounting and Going Concern

        The accompanying unaudited financial information has been prepared by the Corporate Trustee. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America ("GAAP"). The Trustees believe that the information furnished reflects all adjustments that are, in the opinion of the Trustees, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2016.

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

  (b)
  Trust general and administrative expenses (which include the Trustee's fees as well as accounting, engineering, legal, and other professional fees) and expenses related to the Probate Proceeding are recorded when paid by the Trust rather than when incurred;

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
  Proceeds from loans and cash advances used to pay for Trust expenses is charged directly to Trust corpus.

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

        Oil and Gas Reserves.    The proved oil and gas reserves for the underlying properties were previously estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) Basis of Accounting and Going Concern (Continued)

such as changes in product prices and production costs, may justify revision of such estimates. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from estimates.

        The standardized measure of discounted future net cash flows was prepared using assumptions made pursuant to FASB and SEC guidelines. Such assumptions include using average fiscal-year oil and gas prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month reporting period) and year-end costs for estimated future production expenditures. Discounted future net cash flows are calculated using a 10% discount rate. Changes in any of these assumptions could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.

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

        Restricted Cash.    Restricted cash reported on the Condensed Statement of Assets, Liabilities and Trust Corpus consists of (i)  proceeds received by the Trust from the 2016 Royalty Sale and (ii) the distribution received by the Trust as a result of the Cox Oil Sale (as defined below). The proceeds from the 2016 Royalty Sale are required to be held in a segregated account pending resolution of the Probate Proceeding (as defined in Note 5). The distribution received from Cox Oil, resulting from Chevron's sale of ship shoal 182/183 to Cox Oil effective as of August 1, 2015 (the "Cox Oil Sale"), is also being withheld by the Trust pending resolution of the Probate Proceeding.

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

        Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the three months ended March 31, 2017, applicable to the Trust or its condensed financial statements.

        Going Concern.    The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 5 to the condensed financial statements of the Trust in this Form 10-Q, certain conditions raise substantial doubt about the Trust's ability to continue as a going concern. The Trustees' plans concerning this matter are also discussed in Note 5 to the condensed financial statements of the Trust in this Form 10-Q. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        On June 27, 2016, the Trust issued a press release announcing that the Partnership had, pursuant to a Final Judgment entered in the Severed Proceeding (as defined in Note 5), consummated the sale (the "2016 Royalty Sale" and, together with the 2011 Royalty Sale and the 2013 Royalty Sale, the "Royalty Sales") of all of its remaining interest in the Original Royalty (60% or 15% of 8/8ths). As a result of consummation of the 2016 Royalty Sale, the Partnership no longer owns any Royalty in the Royalty Properties. The 2016 Royalty Sale was made to Arena Energy, LP and closed on June 24, 2016, but was effective as of February 1, 2016. The 2016 Royalty Sale generated $1,830,000 in gross proceeds and occurred as part of the previously announced formal auction process for the overriding royalty interest. The Trust received a distribution of approximately $1,756.624, representing 99.99% of the net proceeds from the Royalty Sale of $1,756,800 in July 2016.

(4) Distributions to Unit Holders

        In accordance with the provisions of the Trust Agreement, generally all Net Proceeds received by the Trust, net of Trust general and administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, were distributed quarterly to the Unit holders. These distributions are referred to as "distributable income." The amounts distributed, if any, were determined on a quarterly basis and are payable to Unit holders of record as of the last business day of each calendar quarter. Cash distributions, when available, were made in January, April, July and October and included interest earned from the quarterly record date to the date of distribution.

        The Trust currently holds the remaining net proceeds from the 2016 Royalty Sale and remaining proceeds received as a result of the Cox Oil Sale, a portion of such proceeds having been used to pay certain expenses of the ad litem in the Probate Proceeding. The Trust will not make any distribution of these funds to Unit holders until it receives a subsequent order from the Court; provided, if the Court approves the terms of the Corporate Trustee Settlement Agreement (as defined in Note 5) and enters an order approving the Corporate Trustee Settlement Agreement, the remaining funds held in the segregated account will be paid to the QSF (as defined in Note 5) pursuant to the terms of the Corporate Trustee Settlement Agreement.

(5) Probate Proceeding

        As previously disclosed on July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requested that the Court modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The Trust completed the process of serving the Petition on the Trust's

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Probate Proceeding (Continued)

Unit holders in connection with such probate proceeding (the "Probate Proceeding"). The Court appointed Glenn M. Karisch, attorney ad litem (the "Ad Litem") to represent any Unit holders that were not personally served. The Ad Litem filed a Counterclaim against the Trust on November 16, 2015 requesting (1) an order to sell all of the Royalty, and (2) an accounting of the general and administrative expenses of the Trust from 2008 through the present.

        The Probate Proceeding was set for trial on January 15, 2016. Prior to trial, the Ad Litem filed a Motion to Sever asking the Court to sever all matters related to the requested modification of the Trust and the sale of Trust assets, into a separate cause to proceed to trial. The Ad Litem also filed a Motion for Continuance requesting that the Court continue the trial of all remaining matters, including the Ad Litem's request for an accounting and the issues concerning the termination of the Trust, to a later date (the "Remaining Matters"). Prior to calling the case to trial, the Court granted the Ad Litem's Motion to Sever and Motion for Continuance, severed the matters related to the modification of the Trust and the sale of Trust assets ("Severed Proceeding"), and continued the Remaining Matters to a later date. The Severed Proceeding has been assigned Cause No. C 1 PB 16 000096 and is styled In re: TEL Offshore Trust.

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a Final Judgment and Order granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible and granting the Ad Litem's request to sell all of the Royalty, notwithstanding any requirements of the Trust Agreement to the contrary. The Partnership completed the sale of the remaining overriding royalty interest on June 24, 2016.

        On August 17, 2016, the Ad Litem filed a Second Amended Answer and First Amended Counterclaim seeking an accounting and asserting, among other causes of action, breach of fiduciary duties; negligence; gross negligence; intentional conduct and bad faith; and forfeiture of fees and punitive damages. The Ad Litem has also asserted other allegations against the Trustees.

        The Remaining Matters were originally set for trial on November 7, 2016. The Trustees filed a motion for continuance of the Remaining Matters and a hearing for such continuance occurred on September 14, 2016. At the hearing, the Court granted the Trustees' motion for continuance of the Remaining Matters and scheduled the trial for June 12, 2017.

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

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Probate Proceeding (Continued)

"Plaintiffs") also filed a counterclaim on November 15, 2016, adopting the claims of the Realigned Petition.

        On December 13, 2016, all parties in the Remaining Matters attended a mediation. As a result of the mediation, the Individuals Trustees, and former individual trustee Daniel O. Conwill IV (collectively, the "Settling Individual Trustees") agreed to a settlement of the Remaining Matters and a Settlement Agreement (the "Individual Trustees Settlement Agreement") was entered into effective January 17, 2017, among the Settling Individual Trustees, the Ad Litem, RNR, and the Speismans. The Corporate Trustee was not a party to the Individual Trustees Settlement Agreement. The Individual Trustees Settlement Agreement requires a payment on behalf of the Settling Individual Trustees of $2 million, which will be funded by an existing director and officer insurance policy, into a special fund to be administered by a person or entity appointed by the Court as administrator ("Administrator"). The special fund will be used as the Court orders and approves, including the payment of the Plaintiffs' attorneys' fees and expenses, the fees and expenses of the Administrator, and the remainder, if any, distributed to Unit holders and/or former Unit holders of the Trust according to a procedure as approved by the Court. Subject to the Individual Trustees Settlement Agreement being approved by the Court and the proposed final judgment being entered, all claims of the Plaintiffs against the Settling Individual Trustees relating in any way to the Trust, and all claims of any type that were brought or could have been brought by any current or former Unit holders of the Trust against the Settling Individuals Trustees relating in any way to the Trust, will be released and will be dismissed with prejudice. A hearing was set for January 20, 2017 before the Court to consider all pending motions for Court approval of the Individual Trustees Settlement Agreement, the entry of a proposed final judgment dismissing with prejudice all claims against the Settling Individual Trustees (the "Individual Trustees Final Judgment"), and other related matters.

        At the January 20, 2017 hearing, the Court approved the Individual Trustees Settlement Agreement. The Court also signed the Individual Trustees Final Judgment, along with an order severing the Final Judgment as to the Settling Individual Trustees, into a separate cause number. The Court also granted the Ad Litem's Motion to Establish the TEL Offshore Trust Qualified Settlement Fund (the "QSF") and to Appoint Trustee and Administrator. According to the terms of the Individual Trustees Settlement Agreement, the Settling Individual Trustees (funded by an existing director and officer insurance policy) paid $2.0 million into the QSF.

        On December 30, 2016, the Court entered an order that the Corporate Trustee had breached its fiduciary duties by paying itself compensation in violation of the Trust Agreement. The Court further found that the breach was intentional and a clear and serious breach. The Corporate Trustee believes that such ruling is legally improper.

        On April 18, 2017, the Corporate Trustee, the Ad Litem, RNR and the Speismans attended a mediation. As a result of the mediation, the Corporate Trustee has agreed to a settlement of all claims asserted against the Corporate Trustee pursuant to a Mediation Settlement Agreement (the "Mediation Settlement Agreement") that was signed April 18, 2017 among the Corporate Trustee, the Ad Litem,

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Probate Proceeding (Continued)

RNR and the Speismans. While the Mediation Settlement Agreement is binding, it contemplates that the parties will enter into a formal compromise and settlement agreement reflecting the terms of the Mediation Settlement Agreement and providing for dismissal with prejudice of the Remaining Matters.

        On May 5, 2017, the Ad Litem filed a Motion for Leave to Amend Petition to file its Third Amended Petition as Realigned Plaintiff, and the Corporate Trustee filed a Motion for Leave to File Its Amended Counterclaim for Modification and Termination of Trust as to Attorney Ad Litem, RNR, and the Speismans. The petitions request that the Trust Agreement be modified to (i) allow the Trust to be terminated on a date to be established by the Court, and (ii) establish a Trust termination date, which shall also serve as the record date, at which time the Trust's transfer agent will close the transfer books of the Trust and thereafter no further transfers or transactions in the Trust's units will be registered or effected. The Ad Litem also filed a Motion to Approve Allocation Agreement. The Allocation Agreement is an agreement among the Ad Litem, RNR and the Speismans that sets forth terms for the distribution of the QSF and provides that 20% of the QSF shall be distributed among unit holders as of a date in 2014 to be approved by the Court and the remainder will be distributed among unit holders as of the Trust termination date as approved by the Court. The Corporate Trustee is not a party to the Allocation Agreement.

        On May 15, 2017, the Corporate Trustee, the Ad Litem, RNR and the Speismans entered into a Settlement Agreement (the "Corporate Trustee Settlement Agreement"). The Corporate Trustee Settlement Agreement requires a payment by the Corporate Trustee of $4 million into the QSF on a date (the "Settlement Payment Date") within five business days after (i) the approval of the settlement by the Court and the entry of a proposed final judgment (the "Proposed CT Final Judgment") dismissing with prejudice all claims against the Corporate Trustee, as more particularly described below, and (ii) the expiration of the time for appeal and exhaustion of all appeals. At the hearing held on May 15, 2017, the Court approved the settlement, the Corporate Trustee Settlement Agreement and the Proposed CT Final Judgment. The Corporate Trustee Settlement Agreement also requires the Corporate Trustee to transfer into the QSF all funds remaining in the segregated account on the Settlement Payment Date. Once the settlement payment and any remaining funds in the segregated account are paid to the QSF and the Corporate Trustee has performed certain other obligations under the Corporate Trustee Settlement Agreement, the Corporate Trustee shall have no further obligations or duties under the Trust Agreement and any Unit holder's sole rights by virtue of their status as a Unit holder or a former Unit holder shall be their right to receive any distribution from the QSF. The QSF will be used as the Court orders and approves, including the payment of the Plaintiff's attorneys' fees and expenses, the fees and expenses of the Administrator, and the remainder, if any, distributed to Unit holders according to the Allocation Agreement entered into among the Plaintiffs allocating the proceeds of the QSF, subject to the approval of the Court.

        The Corporate Trustee Settlement Agreement provides that the Plaintiffs and all current and former Unit holders who were served by publication and did not answer or appear in the Remaining Matters that the Ad Litem was appointed to represent (the "AAL Parties") release all claims against the Corporate Trustee, as well as its agents, representatives, counsel, insurers, heirs, successors and

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Probate Proceeding (Continued)

assigns, except for any claims arising from debts or extensions of credit by and between the Corporate Trustee and the Plaintiffs, their agents, representatives, counsel, insurers, heirs, successors and assigns or any Unit holders, unrelated to the Trust or the Probate Proceeding. The Court has previously ruled that all damages payable by the Corporate Trustee shall be for the benefit of all Unit holders not just those who have sued in the Probate Proceeding. The Corporate Trustee Settlement Agreement provides that the Corporate Trustee is settling all such claims and all such claims are released by virtue of the Corporate Trustee Settlement Agreement and the Proposed CT Final Judgment to be entered pursuant thereto. The Corporate Trustee, in return, releases all claims against the Ad Litem, RNR, the Speismans, their agents, representatives, counsel, insurers, heirs, successors and assigns, and all current and former Unit holders, except for any claims arising from any debts or extensions of credit by and between the Corporate Trustee and the Plaintiffs, their agents, representatives, counsel, insurers, heirs, successors and assigns or any Unit holders, unrelated to the Trust or the Probate Proceeding. The Proposed CT Final Judgment dismisses all claims released in the Corporate Trustee Settlement Agreement. The Corporate Trustee Settlement Agreement further provides that the Corporate Trustee releases any claims for the repayment of loans or other extensions of credit to the Trust by the Corporate Trustee or any affiliate thereof and further provides that the Corporate Trustee shall withdraw any application or claim for payment of funds out of the QSF or the segregated account maintained by the Trust.

        The Corporate Trustee Settlement Agreement and the Proposed CT Final Judgment provide for certain modifications to the Trust Agreement, including the termination of the Trust. The Proposed CT Final Judgment provides that the Trust shall terminate at 5:00 p.m. Eastern Daylight Saving Time on June 30, 2017 (the "Record Date and Time"); provided such date will be delayed in the event an appeal is filed and may be delayed upon request of the Ad Litem or the Corporate Trustee if necessary. Upon the Record Date and Time, all rights of Unit holders in and under the Trust Agreement shall terminate and all Units and any beneficial interests therein shall cease to exist. The Proposed CT Final Judgment provides that as of the Record Date and Time each Unit holder shall be limited to its rights with respect to the QSF. The Proposed CT Final Judgment further provides that the Trust's transfer books will be closed and that trading of Units shall not be permitted after the Settlement Payment Date and the Trust's transfer agent will stop processing any Unit transfers as of the Record Date and Time.

        The Corporate Trustee Settlement Agreement was conditioned upon Court approval. A hearing was held on May 15, 2017 before the Court to consider all pending motions for approval of the Corporate Trustee Settlement Agreement, the Proposed CT Final Judgment, the modification of the Trust Agreement and termination of the Trust, and the Allocation Agreement previously executed by the Ad Litem, RNR and the Speisman providing for the distribution of the QSF. At the hearing, the Court approved the Corporate Trustee Settlement Agreement, the Proposed CT Final Judgment, the modification of the Trust Agreement and the termination of the Trust. The Court did not approve the Allocation Agreement and it will be considered at a subsequent hearing.

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Federal Income Tax Matters

        The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability and each Unit holder will be treated as owning an interest in the Partnership.

(7) Related Party Transactions

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

        Crude oil sales to Chevron Corporation accounted for approximately 100% of crude oil and gas revenues from the Royalty Properties for the three months ended March 31, 2016. As a result of the 2016 Royalty Sale, there were no crude oil or gas revenues attributable to the Trust in 2017.

        The Trust's share of Royalty income was reduced by approximately $11,644 for the three months ended March 31, 2016 for management fees paid to the Working Interest Owners as reimbursement for expenses incurred by them on behalf of the Trust. The aggregate amount of management fees paid to the Working Interest Owners was calculated as 3% of the Trust's share of the sum of revenues, production expenses and capital expenditures attributable to the Royalty Properties in the period.

(8) Note Payable and Cash Advances

        On October 1, 2014, The Bank of New York Mellon Trust Company, N.A. made an advance to the Trust in the amount of $363,000, and the Corporate Trustee, on behalf of the Trust as the borrower, executed a Demand Promissory Note (the "2014 Note") relating to the unsecured $363,000 advance, which evidenced an extension of credit for borrowed money authorized under Section 6.08 of the Trust Agreement. The 2014 Note was mistakenly made payable to The Bank of New York Mellon ("BONYM"). In addition to the advances evidenced by the 2014 Note, The Bank of New York Mellon Trust Company, N.A. made additional cash advances in the amount of $209,885 to the Trust for the payment of its liabilities and expenses, primarily in connection with the Probate Proceeding. On September 25, 2015, The Bank of New York Mellon Trust Company, N.A. made an additional advance to the Trust in the amount of $484,000 and the Corporate Trustee, on behalf of the Trust as the borrower, executed a Renewal Demand Promissory Note (the "2015 Note") relating to (i) the unsecured $484,000 advance, (ii) the renewal and extension of the indebtedness originally evidenced by the 2014 Note in the original principal amount of $363,000, and (iii) previous advances in the amount of $209,885 made by The Bank of New York Mellon Trust Company, N.A. on behalf of the Trust. The 2015 Note provides for interest at the rate of one half percent (0.5%) per annum. The 2015 Note became due and payable on December 31, 2016 and remains outstanding. The 2015 Note was also

TEL OFFSHORE TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(8) Note Payable and Cash Advances (Continued)

mistakenly made payable to BONYM. The 2015 Note has been assigned to The Bank of New York Mellon Trust Company, N.A., the party that has made the advances to the Trust. In addition to the indebtedness owing under the 2015 Note, the Trust has received through December 31, 2016 advances from The Bank of New York Mellon Trust Company, N.A. in the amount of $68,224 and on March 31, 2017 the Trust received an additional unsecured advance of $184,751.55 from The Bank of New York Mellon Trust Company, N.A. During the year ended December 31, 2016, a portion of the proceeds from the 2015 Note, were used to pay Trust expenses. In addition to the 2015 Note, the Corporate Trustee used the additional advances received in 2016 and 2017 for the payment of its liabilities and expenses, including those incurred in connection with the Probate Proceeding.

        Pursuant to the Corporate Trustee Settlement Agreement, the Trustee waives any claim for reimbursement or payment on the 2015 Note and the additional advances described above out of any funds held by the Trust in the segregated account or the QSF. In addition, the Corporate Trustee agrees to withdraw any pending applications or claims for payment of funds out of the segregated account or the QSF. It is contemplated that The Bank of New York Mellon Trust Company, N.A., will either advance funds to the Trust for the payment of Trust expenses incurred in the ordinary course of business for which the Trust is contractually obligated to pay or pay such expenses directly.

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The TEL Offshore Trust, which we refer to herein as the "Trust," was created under the laws of the State of Texas in 1983 and maintains its offices at the office of The Bank of New York Mellon Trust Company, N.A., whom we refer to as the "Corporate Trustee," 919 Congress Avenue, Suite 500, Austin, Texas 78701. The telephone number of the Corporate Trustee is (512) 236-6599. Gary C. Evans, Thomas H. Owen, Jr. and Jeffrey S. Swanson serve as individual trustees of the Trust and are referred to herein as the "Individual Trustees." The Individual Trustees tendered their resignations on January 17, 2017 and such resignations will become effective, subject to any earlier termination of the Trust, on September 1, 2017.

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

        On June 27, 2016, the Trust issued a press release announcing that the Partnership had consummated the sale of all of its remaining interest in the Original Royalty (60% or 15% of 8/8ths) (the "2016 Royalty Sale"). The 2016 Royalty Sale closed on June 24, 2016, but was effective as of February 1, 2016. Due to the effective time of the 2016 Royalty Sale, the Trust no longer had any interest in, or any operating and financial results attributable to, the Royalty or the Royalty Properties as of February 1, 2016. As a result, the Trust has not provided any additional explanation for the corresponding decreases in revenues and production under "—Three Months Ended March 31, 2017 and 2016" below.

Liquidity and Capital Resources; Termination of the Trust

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

        During the first quarter of 2016, the Trust received Royalty income of $713 attributable to Eugene Island 342 and in the fourth quarter of 2015, the Trust received $1,316 of Royalty income attributable to Eugene Island 342. The Trust had not received any distributions of Net Proceeds from Chevron, as operator of the Royalty Properties, since December 2008. On April 15, 2016, but effective as of August 1, 2015, Chevron conveyed certain oil and gas properties to Cox Oil Offshore, L.L.C. ("Cox Oil"), including Chevron's interest in Ship Shoal 182/183 that was subject to the Royalty (the "Cox Oil Sale"). The Net Proceeds from Cox Oil attributable to Ship Shoal 182/183 were not subject to offset by Chevron against the undistributed net loss carry forward attributable to the Royalty Properties held by Chevron. As a result of the August 1, 2015 effective time and the Ship Shoal 182/183 properties not being subject to the undistributed net loss carry forward, the Trust received a distribution from Cox Oil of $116,429 in May 2016. The distribution received from Cox Oil has been set aside by the Trust and will be paid into the QSF (as defined below) upon approval of the Corporate Trustee Settlement Agreement and entry of the Proposed CT Final Judgment (each as defined below).

        Because of the lack of Net Proceeds, the Trust has in the past not had sufficient cash flow to pay expenses on a current basis and as described below, the Trust has been required to borrow funds and to cause the Partnership to sell part of the Original Royalty in order to pay Trust expenses. Reference is made to Note 3 and Note 8 in the Notes to the condensed financial statements contained in Part I, Item 1 herein. As of March 31, 2017, including the proceeds from the 2015 Note (as defined in Note 3), the previous cash advances from The Bank of New York Mellon Trust Company, N.A. ("BONYM") included in the principal amount of the 2015 Note and subsequent cash advances by BONYM, the Trust's unrestricted cash was approximately $184,755 at March 31, 2017. As of May 15, 2017 the Trust's unrestricted cash has been fully depleted. While it is contemplated that The Bank of New York Mellon Trust Company, N.A. will, pending the termination of the Trust, either provide funds to the Trust for the payment of its expenses incurred in the ordinary course of business for which the Trust is contractually obligated to pay or pay such expenses directly, there are no assurances that the Trust will be able to continue to pay its administrative expenses.

        As more fully addressed in Part II, Item 1—Legal Proceedings, the Corporate Trustee has entered into a Settlement Agreement (the "Corporate Trustee Settlement Agreement") with the Ad Litem, RNR and the Speismans that provides for the settlement of the Remaining Matters in the Probate Proceeding (as such terms are defined in Part II, Item 1—Legal Proceedings). The Corporate Trustee Settlement Agreement requires a payment by the Corporate Trustee of $4 million into the QSF (as defined in Part II, Item 1—Legal Proceedings) on a date (the "Settlement Payment Date") within five business days after (i) the approval of the settlement by the Court and the entry of the Proposed CT Final Judgment (as such terms are defined in Part II, Item 1—Legal Proceedings), and (ii) the expiration of the time for appeal and exhaustion of all appeals. At the hearing held on May 15, 2017, the Court approved the settlement, the Corporate Trustee Settlement Agreement and the Proposed CT Final Judgment (as such terms are defined in Part II, Item 1—Legal Proceedings). The Corporate Trustee Settlement Agreement and the Proposed CT Final Judgment also require the Corporate Trustee to transfer into the QSF all remaining funds in the segregated account on the Payment

Settlement Date. Following the transfer of the segregated account to QSF, the Trust shall have no further assets and the Corporate Trustee Settlement Agreement and Proposed CT Final Judgment provide for the termination of the Trust as more fully described in Part II, Item 1—Legal Proceedings.

        The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on the going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 5 to the condensed financial statements of the Trust in this Form 10-Q, certain conditions raise substantial doubt about the Trust's ability to continue as a going concern. The Trustees' plans concerning this matter are also discussed in Note 5 to the condensed financial statements of the Trust in this Form 10-Q. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed financial statements.

Three Months Ended March 31, 2017 and 2016

  Royalty Trust Comparison

        Royalty income was $0 and $713 for each of the three months ended March 31, 2017 and 2016, respectively. As a result of the Royalty Sale, there were no gross proceeds for the underlying Royalty Properties attributable to the Trust for the production period of November and December 2016 and January 2017 attributable to the three months ended March 31, 2017. Gross proceeds for the underlying Royalty Properties exceeded development and production costs by $1,094,037, or $164,105 attributable to the Trust, for the production period of November and December 2015 and January 2016 attributable to the three months ended March 31, 2016. For the three months ended March 31, 2016, the Net Proceeds were applied to reduce the accumulated excess cost carry forward, which represents the amount by which the aggregate development and production costs for the Royalty Properties since November 2008 have exceeded the related proceeds of the protection. As a result of such application, there was no distributable income for the three months ended March 31, 2016.

        General and administrative expenses for the Trust were $354,794 for the three months ended March 31, 2017 compared to $142,869 for the three months ended March 31, 2016. The increase is due, in part, to the timing of the recording of expenses and expenses incurred in the Probate Proceeding.

        For the three months ended March 31, 2017 and March 31, 2016, the Trust had undistributed net income of $0 and $164,105, respectively, representing the Trust's portion of the undistributed net income of $0 and $1,094,037 associated with the Royalty Properties for the three months ended March 31, 2017 and 2016. The undistributed net income was applied to reduce the accumulated excess cost carry forward.

Underlying Properties Comparison

        The following financial and operational information has been based on information previously provided to the Corporate Trustee by the Managing General Partner. The Trustees had no control over these operations or internal controls relating to this information. The lack of revenues and production for the first quarter of 2017 are entirely attributable to the February 1, 2016 effective time for the 2016 Royalty Sale and, as a result, no additional disclosure on the 100% decrease in revenues and production in the first quarter of 2017 compared to the first quarter of 2016 is provided.

        Volumes and dollar amounts discussed below represent amounts recorded by the Working Interest Owners unless otherwise specified.

Natural Gas and Gas Products

        Gas revenues decreased 100% to $0 in the first quarter of 2017 from $81,116 in the first quarter of 2016. Gas volumes decreased 100% to 0 Mcf during the first quarter of 2017 from 43,878 Mcf in the first quarter of 2016. The average price received for natural gas decreased 100% to $0 per Mcf in the first quarter of 2017 from an average price of $1.56 per Mcf in the first quarter of 2016, excluding the impact of the adjustments. Gas products revenue decreased 100%, to $0 in the first quarter of 2017 from $23,137 in the first quarter of 2016. Gas products volumes during the first quarter of 2017 decreased 100% to 0 gallons from 62,956 gallons in the first quarter of 2016.

Crude Oil and Condensate

        Crude oil and condensate revenues decreased 100% to $0 in the first quarter of 2017 from $1,777,748 in the first quarter of 2016. Oil volumes decreased 100% to 0 barrels in the first quarter of 2017 from 45,320 barrels in the first quarter of 2016. The average price received for crude oil and condensate production decreased 100% to $0 per barrel in the first quarter of 2017 from $39.14 per barrel in the first quarter of 2016, excluding the impact of the adjustments to Eugene Island 339 and Eugene Island 342.

Capital Expenditures

        Capital expenditures were $0 in the first quarter of 2017 and 2016.

Production Expenses

        Production expenses decreased by 100%, to $0 in the first quarter of 2017 from $787,964 in the first quarter of 2016.

Summary By Property

        Listed below is a summary of operations of the principal Royalty Properties for the first quarter of 2017 as compared to operations for the first quarter of 2016 based on gross revenues generated during these periods combined. All decreases in revenues and production for the first quarter of 2017 are entirely attributable to the February 1, 2016 effective time for the 2016 Royalty Sale.

Eugene Island 339

        Net crude oil revenues decreased from $662,064 in the first quarter of 2016 to $0 in the first quarter of 2017. The average crude oil price received decreased from $36.83 per barrel in the first quarter of 2016 to $0 per barrel in the first quarter of 2017. Net crude oil production decreased from 17,976 barrels in the first quarter of 2016 to 0 barrels in the first quarter of 2017. Gas revenues decreased from $58,949 in the first quarter of 2016 to $0 in the first quarter of 2017. Gas production decreased from 27,145 Mcf in the first quarter of 2016 to 0 Mcf in the first quarter of 2017. Capital expenditures were $0 in the first quarter of 2016 and the first quarter of 2017. Operating expenses decreased from $23,078 in the first quarter of 2016 to $0 in the first quarter of 2017.

Ship Shoal 182/183

        Net crude oil revenues decreased from $1,090,667 in the first quarter of 2016 to $0 in the first quarter of 2017. The average crude oil price received decreased from $40.84 per barrel in the first quarter of 2016 to $0 per barrel for the same period in 2017. Net crude oil production decreased from 26,706 barrels in the first quarter of 2016 to 0 barrels in the first quarter of 2017. Gas revenues decreased from $20,547 in the first quarter of 2016 to $0 in the first quarter of 2017. Gas volumes decreased from 15,895 Mcf in the first quarter of 2016 to 0 Mcf in the first quarter of 2017. There was also a decrease in the average gas revenue price received from $1.29 per Mcf in the first quarter of 2016 to $0 per Mcf for the same period in 2017. Capital expenditures were $0 in the first quarter of 2016 and 2017. Operating expenses decreased from $676,682 in the first quarter of 2016 to $0 in the first quarter of 2017.

South Timbalier 36/37

        Net crude oil revenues decreased from $20,407 in the first quarter of 2016 to $0 for the same period in 2017. Oil production volumes decreased from 516 barrels in the first quarter of 2016 to 0 barrels in the first quarter of 2017. The average crude oil price received decreased from $39.58 per barrel in the first quarter of 2016 to $0 per barrel in the first quarter of 2017. Gas revenues decreased from $1,553 in the first quarter of 2016 to $0 in the first quarter of 2017. Gas production decreased from 783 Mcf in the first quarter of 2016 to 0 Mcf in the first quarter of 2017. The average natural gas price received decreased from $1.98 per Mcf in the first quarter of 2016 to $0 per Mcf in the first quarter of 2017. Capital expenditures were $0 in the first quarter of 2016 and 2017. Operating expenses decreased from $10,577 in the first quarter of 2016 to $0 in the first quarter of 2017.

Eugene Island 342

        Net crude oil revenues decreased from $4,610 in the first quarter of 2016 to $0 in the first quarter of 2017. Net crude oil production decreased from 123 barrels in the first quarter of 2016 to 0 barrels in the first quarter of 2017. Gas revenues were $66 and gas production was 56 Mcf in the first quarter of 2016, compared to gas revenues of $0 and gas production of 0 Mcf in the first quarter of 2017. As the underlying interest in Eugene Island 342 is an overriding royalty interest, there were no capital or operating expenses recorded in the first quarter of 2017 and 2016. Royalty income was $0 and $713 for the first quarter of 2017 and 2016, respectively.

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

March 31, 2016 includes the effect of the audit adjustments of Eugene Island 339 and Eugene Island 342.

	Royalty Properties Three Months Ended March 31,(1)
	2017		2016
Crude oil and condensate (bbls)	—		45,320
Natural gas and gas products (Mcfe)	—		43,878
Crude oil and condensate average price, per bbl(2)	$—		$39.23
Natural gas average price, per Mcf (excluding gas products)(3)	$—		$1.85
Crude oil and condensate revenues	$—		$1,777,748
Natural gas and gas products revenues	—		104,253
Production expenses	—		(779,572)
Capital expenditures	—		—
Interest
Undistributed net income(4)	—		(1,094,037)
Refund of (provision for) Special Cost Escrow	—		—

Net Proceeds	—		—
Royalty interest	—	(5)	x15%

Partnership share	—		—
Trust interest	x99.99%		x99.99%

Trust share of Royalty Income	$—		$—

(1)
Amounts are based on production for the three-month period ended January 31 of each year, respectively, and include the results of the adjustments for Eugene Island 339 and Eugene Island 342.

(2)
Excluding the adjustments, the average price for the three months ended March 31, 2017 and 2016 was $0 and $39.14, respectively, per barrel.

(3)
Excluding the adjustments, the average price for the three months ended March 31, 2017 and 2016 was $0 and $1.56, respectively, per Mcf.

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

Critical Accounting Policies

        Disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust's financial statements are included in Item 7 of the 2016 10-K. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2017.

New Accounting Pronouncements

        There were no accounting pronouncements issued during the three months ended March 31, 2017 applicable to the Trust or its condensed financial statements.

Off-Balance Sheet Arrangements

        The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        There has been no material changes to our market risk previously disclosed in Part II, Item 7A of the 2016 10-K.

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

        As of the end of the period covered by this report, the Corporate Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Michael J. Ulrich, as Trust Officer of the Corporate Trustee, has concluded that the disclosure controls and procedures of the Trust were effective as of March 31, 2017.

        Due to the previous contractual arrangements of (i) the Trust Agreement, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the Working Interest Owners, the Trustees relied on (A) information provided by the Working Interest Owners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, (B) information from the Managing General Partner of the Partnership, including information that is collected from the Working Interest Owners, and (C) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trustees and the Unit holders had no control over the operation or development of the Royalty Properties and had little influence over operation or development" and "The Trustees rely upon the Working Interest Owners and Managing General Partner for information regarding the Royalty Properties" in the 2016 Form 10-K for a description of certain risks relating to these arrangements and reliance on and applicable adjustments to operating information when reported by the Working Interest Owners to the Corporate Trustee and recorded in the Trust's results of operation.

        Changes in Internal Control Over Financial Reporting.    During the three months ended March 31, 2017, there has been no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Corporate Trustee notes for purposes of clarification that it had no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners or the Managing General Partner of the Partnership.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        As previously disclosed on July 10, 2014, the Trustees filed a Petition for Modification and Termination of the Trust (the "Petition") with the Probate Court of Travis County, Texas (the "Court"). The Petition requested that the Court modify the Trust Agreement to (1) allow for the termination of the Trust by a court order, and (2) allow the Trustees, as necessary to fulfill the purposes of the Trust and without Unit holder approval to (a) sell all or any portion of the Trust's interests in the Partnership or any other assets of the Trust, (b) exercise their rights to dissolve the Partnership, or (c) cause the Partnership to sell the Royalty. The Trust completed the process of serving the Petition on the Trust's Unit holders in connection with such probate proceeding (the "Probate Proceeding"). The Court appointed Glenn M. Karisch, attorney ad litem (the "Ad Litem") to represent any Unit holders that were not personally served. The Ad Litem filed a Counterclaim against the Trust on November 16, 2015 requesting (1) an order to sell all of the Royalty, and (2) an accounting of the general and administrative expenses of the Trust from 2008 through the present.

        The Probate Proceeding was set for trial on January 15, 2016. Prior to trial, the Ad Litem filed a Motion to Sever asking the Court to sever all matters related to the requested modification of the Trust and the sale of Trust assets, into a separate cause to proceed to trial. The Ad Litem also filed a Motion for Continuance requesting that the Court continue the trial of all remaining matters, including the Ad Litem's request for an accounting and the issues concerning the termination of the Trust, to a later date (the "Remaining Matters"). Prior to calling the case to trial, the Court granted the Ad Litem's Motion to Sever and Motion for Continuance, severed the matters related to the modification of the Trust and the sale of Trust assets ("Severed Proceeding"), and continued the Remaining Matters to a later date. The Severed Proceeding has been assigned Cause No. C 1 PB 16 000096 and is styled In re: TEL Offshore Trust.

        The Severed Proceeding proceeded to trial before the Court on January 15, 2016. At trial, the Court entered a Final Judgment and Order granting the Trustees' request that the Trust Agreement be modified to permit the Trustees to direct the Partnership to sell the remaining overriding royalty interest held by the Partnership as soon as reasonably possible and granting the Ad Litem's request to sell all of the Royalty, notwithstanding any requirements of the Trust Agreement to the contrary. The Partnership completed the sale of the remaining overriding royalty interest on June 24, 2016.

        On August 17, 2016, the Ad Litem filed a Second Amended Answer and First Amended Counterclaim seeking an accounting and asserting, among other causes of action, breach of fiduciary duties; negligence; gross negligence; intentional conduct and bad faith; and forfeiture of fees and punitive damages. The Ad Litem has also asserted other allegations against the Trustees.

        The Remaining Matters were originally set for trial on November 7, 2016. The Trustees filed a motion for continuance of the Remaining Matters and a hearing for such continuance occurred on September 14, 2016. At the hearing, the Court granted the Trustees' motion for continuance of the Remaining Matters and scheduled the trial for June 12, 2017.

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

        On December 13, 2016, all parties in the Remaining Matters attended a mediation. As a result of the mediation, the Individuals Trustees, and former individual trustee Daniel O. Conwill IV (collectively, the "Settling Individual Trustees") agreed to a settlement of the Remaining Matters and a Settlement Agreement (the "Individual Trustees Settlement Agreement") was entered into effective January 17, 2017, among the Settling Individual Trustees, the Ad Litem, RNR, and the Speismans. The Corporate Trustee was not a party to the Individual Trustees Settlement Agreement. The Individual Trustees Settlement Agreement requires a payment on behalf of the Settling Individual Trustees of $2 million, which will be funded by an existing director and officer insurance policy, into a special fund to be administered by a person or entity appointed by the Court as administrator ("Administrator"). The special fund will be used as the Court orders and approves, including the payment of the Plaintiffs' attorneys' fees and expenses, the fees and expenses of the Administrator, and the remainder, if any, distributed to Unit holders and/or former Unit holders of the Trust according to a procedure as approved by the Court. Subject to the Individual Trustees Settlement Agreement being approved by the Court and the proposed final judgment being entered, all claims of the Plaintiffs against the Settling Individual Trustees relating in any way to the Trust, and all claims of any type that were brought or could have been brought by any current or former Unit holders of the Trust against the Settling Individuals Trustees relating in any way to the Trust, will be released and will be dismissed with prejudice. A hearing was set for January 20, 2017 before the Court to consider all pending motions for Court approval of the Individual Trustees Settlement Agreement, the entry of a proposed final judgment dismissing with prejudice all claims against the Settling Individual Trustees (the "Individual Trustees Final Judgment"), and other related matters.

        At the January 20, 2017 hearing, the Court approved the Individual Trustees Settlement Agreement. The Court also signed the Individual Trustees Final Judgment, along with an order severing the Final Judgment as to the Settling Individual Trustees, into a separate cause number. The Court also granted the Ad Litem's Motion to Establish the TEL Offshore Trust Qualified Settlement Fund (the "QSF") and to Appoint Trustee and Administrator. According to the terms of the Individual Trustees Settlement Agreement, the Settling Individual Trustees (funded by an existing director and officer insurance policy) paid $2.0 million into the QSF.

        On December 30, 2016, the Court entered an order that the Corporate Trustee had breached its fiduciary duties by paying itself compensation in violation of the Trust Agreement. The Court further found that the breach was intentional and a clear and serious breach. The Corporate Trustee believes that such ruling is legally improper.

        On April 18, 2017, the Corporate Trustee, the Ad Litem, RNR and the Speismans attended a mediation. As a result of the mediation, the Corporate Trustee has agreed to a settlement of all claims asserted against the Corporate Trustee pursuant to a Mediation Settlement Agreement (the "Mediation Settlement Agreement") that was signed April 18, 2017 among the Corporate Trustee, the Ad Litem, RNR and the Speismans. While the Mediation Settlement Agreement is binding, it contemplates that the parties will enter into a formal compromise and settlement agreement reflecting the terms of the Mediation Settlement Agreement and providing for dismissal with prejudice of the Remaining Matters.

        On May 5, 2017, the Ad Litem filed a Motion for Leave to Amend Petition to file its Third Amended Petition as Realigned Plaintiff, and the Corporate Trustee filed a Motion for Leave to File Its Amended Counterclaim for Modification and Termination of Trust as to Attorney Ad Litem, RNR, and the Speismans. The petitions request that the Trust Agreement be modified to (i) allow the Trust to be terminated on a date to be established by the Court, and (ii) establish a Trust termination date, which shall also serve as the record date, at which time the Trust's transfer agent will close the transfer books of the Trust and thereafter no further transfers or transactions in the Trust's units will be registered or effected. The Ad Litem also filed a Motion to Approve Allocation Agreement. The Allocation Agreement is an agreement among the Ad Litem, RNR and the Speismans that sets forth terms for the distribution of the QSF and provides that 20% of the QSF shall be distributed among unit holders as of a date in 2014 to be approved by the Court and the remainder will be distributed among unit holders as of the Trust termination date as approved by the Court. The Corporate Trustee is not a party to the Allocation Agreement.

        On May 15, 2017, the Corporate Trustee, the Ad Litem, RNR and the Speismans entered into a Settlement Agreement (the "Corporate Trustee Settlement Agreement"). The Corporate Trustee Settlement Agreement requires a payment by the Corporate Trustee of $4 million into the QSF on a date (the "Settlement Payment Date") within five business days after (i) the approval of the settlement by the Court and the entry of a proposed final judgment (the "Proposed CT Final Judgment") dismissing with prejudice all claims against the Corporate Trustee, as more particularly described below, and (ii) the expiration of the time for appeal and exhaustion of all appeals. At the hearing held on May 15, 2017, the Court approved the settlement, the Corporate Trustee Settlement Agreement and the Proposed CT Final Judgment. The Corporate Trustee Settlement Agreement also requires the Corporate Trustee to transfer into the QSF all funds remaining in the segregated account on the Settlement Payment Date. Once the settlement payment and any remaining funds in the segregated account are paid to the QSF and the Corporate Trustee has performed certain other obligations under the Corporate Trustee Settlement Agreement, the Corporate Trustee shall have no further obligations or duties under the Trust Agreement and any Unit holder's sole rights by virtue of their status as a Unit holder or a former Unit holder shall be their right to receive any distribution from the QSF. The QSF will be used as the Court orders and approves, including the payment of the Plaintiff's attorneys' fees and expenses, the fees and expenses of the Administrator, and the remainder, if any, distributed to Unit holders according to the Allocation Agreement entered into among the Plaintiffs allocating the proceeds of the QSF, subject to the approval of the Court.

        The Corporate Trustee Settlement Agreement provides that the Plaintiffs and all current and former Unit holders who were served by publication and did not answer or appear in the Remaining Matters that the Ad Litem was appointed to represent (the "AAL Parties") release all claims against the Corporate Trustee, as well as its agents, representatives, counsel, insurers, heirs, successors and assigns, except for any claims arising from debts or extensions of credit by and between the Corporate Trustee and the Plaintiffs, their agents, representatives, counsel, insurers, heirs, successors and assigns or any Unit holders, unrelated to the Trust or the Probate Proceeding. The Court has previously ruled that all damages payable by the Corporate Trustee shall be for the benefit of all Unit holders not just those who have sued in the Probate Proceeding. The Corporate Trustee Settlement Agreement provides that the Corporate Trustee is settling all such claims and all such claims are released by virtue of the

Corporate Trustee Settlement Agreement and the Proposed CT Final Judgment to be entered pursuant thereto. The Corporate Trustee, in return, releases all claims against the Ad Litem, RNR, the Speismans, their agents, representatives, counsel, insurers, heirs, successors and assigns, and all current and former Unit holders, except for any claims arising from any debts or extensions of credit by and between the Corporate Trustee and the Plaintiffs, their agents, representatives, counsel, insurers, heirs, successors and assigns or any Unit holders, unrelated to the Trust or the Probate Proceeding. The Proposed CT Final Judgment dismisses all claims released in the Corporate Trustee Settlement Agreement. The Corporate Trustee Settlement Agreement further provides that the Corporate Trustee releases any claims for the repayment of loans or other extensions of credit to the Trust by the Corporate Trustee or any affiliate thereof and further provides that the Corporate Trustee shall withdraw any application or claim for payment of funds out of the QSF or the segregated account maintained by the Trust.

        The Corporate Trustee Settlement Agreement and the Proposed CT Final Judgment provide for certain modifications to the Trust Agreement, including the termination of the Trust. The Proposed CT Final Judgment provides that the Trust shall terminate at 5:00 p.m. Eastern Daylight Saving Time on June 30, 2017 (the "Record Date and Time"); provided such date will be delayed in the event an appeal is filed and may be delayed upon request of the Ad Litem or the Corporate Trustee if necessary. Upon the Record Date and Time, all rights of Unit holders in and under the Trust Agreement shall terminate and all Units and any beneficial interests therein shall cease to exist. The Proposed CT Final Judgment provides that as of the Record Date and Time each Unit holder shall be limited to its rights with respect to the QSF. The Proposed CT Final Judgment further provides that the Trust's transfer books will be closed and that trading of Units shall not be permitted after the Settlement Payment Date and the Trust's transfer agent will stop processing any Unit transfers as of the Record Date and Time.

        The Corporate Trustee Settlement Agreement was conditioned upon Court approval. A hearing was held on May 15, 2017 before the Court to consider all pending motions for approval of the Corporate Trustee Settlement Agreement, the Proposed CT Final Judgment, the modification of the Trust Agreement and termination of the Trust, and the Allocation Agreement previously executed by the Ad Litem, RNR and the Speisman providing for the distribution of the QSF. At the hearing, the Court approved the Corporate Trustee Settlement Agreement, the Proposed CT Final Judgment, the modification of the Trust Agreement and the termination of the Trust. The Court did not approve the Allocation Agreement and it will be considered at a subsequent hearing.

Item 1A.    Risk Factors.

        The terms of the settlement agreement among the Corporate Trustee and the plaintiffs in the Probate Proceeding provide for the transfer of the Trust's remaining cash to a qualified settlement fund and the subsequent termination of the Trust.

        The Corporate Trustee Settlement Agreement and the proposed final judgment (the "Proposed CT Final Judgment") provide that the Corporate Trustee will pay the settlement amount and transfer the remaining funds in the segregated account into the TEL Offshore Qualified Settlement Fund (the "QSF"). The QSF is administered by a third party administrator previously appointed by the Probate Court of Travis County, Texas (the "Court"). The funds in the QSF will, subject to Court approval, be distributed pursuant to an Allocation Agreement executed among the plaintiffs. The Allocation Agreement provides that twenty percent (20%) of the funds in the QSF will be distributed, pursuant to a claims process, to unit holders as of a date in 2014 to be approved by the Court and the remainder will be distributed, pursuant to a claims process, among unit holders as of the Trust termination date as approved by the Court. There are no assurances that the Allocation Agreement will be approved by the Court. While the settlement has been approved by the Court, if the effectiveness of the settlement is delayed by an appeal, the funds in the segregated account may continue to be reduced if the Court approves the payment of fees and expenses from the segregated account. In addition, the settlement payments from the Corporate Trustee and from the Individual Trustees are available for the payment of fees and expenses of the plaintiffs, which may reduce the funds available to the unit holders under the claims procedures established pursuant to the Allocation Agreement.

        The Corporate Trustee Settlement Agreement and the Proposed CT Final Judgment also provide that the Trust shall be terminated as of a date established by the Court. The effective time for the termination of the Trust will be 5:00 p.m. Eastern Daylight Saving Time on June 30, 2017 (the "Record Date and Time") unless there is an appeal or other intervening event. Upon termination of the Trust, the Trust's transfer books will be closed and no further transfers of units will be permitted. From and after the Record Date and Time, all units shall cease to exist and all former unit holders shall be limited to their rights relative to the QSF.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

				SEC File or Registration Number	Exhibit Number
4(a)	*	—	Trust Agreement dated as of January 1, 1983, among Tenneco Offshore Company, Inc., Texas Commerce Bank National Association, as corporate trustee, and Horace C. Bailey, Joseph C. Broadus and F. Arnold Daum, as individual trustees (Exhibit 4(a) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(a)

4(b)	*	—	Agreement of General Partnership of TEL Offshore Trust Partnership between Tenneco Oil Company and the TEL Offshore Trust, dated January 1, 1983 (Exhibit 4(b) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(b)

4(c)	*	—	Conveyance of Overriding Royalty Interests from Exploration I to the Partnership (Exhibit 4(c) to Form 10-K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(c)

4(d)	*	—	Amendments to TEL Offshore Trust Agreement, dated December 7, 1984 (Exhibit 4(d) to Form 10- K for year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(d)

4(e)	*	—	Amendment to the Agreement of General Partnership of TEL Offshore Trust Partnership, effective as of January 1, 1983 (Exhibit 4(e) to Form 10-K for the year ended December 31, 1992 of TEL Offshore Trust)	0-06910	4(e)

31		—	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	—	Order Approving Settlement Agreement dated January 20, 2017 (Exhibit 99.1 to the Trust's Current Report on Form 8-K filed on January 27, 2017)	0-06910	99.1

99.2	*	—	Final Judgment as to Individual Trustees dated January 20, 2017 (Exhibit 99.2 to the Trust's Current Report on Form 8-K filed on January 27, 2017)	0-06910	99.2

99.3	*	—	Order Severing Final Judgment as to Individual Trustees dated January 20, 2017 (Exhibit 99.3 to the Trust's Current Report on Form 8-K filed on January 27, 2017)	0-06910	99.3

99.4	*	—	Mediation Settlement Agreement dated April 18, 2017 (Exhibit 99.1 to the Trust's Current Report on Form 8-K filed on April 25, 2017)	0-06910	99.1

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEL OFFSHORE TRUST
By:	The Bank of New York Mellon Trust Company, N.A. Corporate Trustee
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

Date: May 15, 2017

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
  Item 6. Exhibits .
SIGNATURES